Form 10-K
period 2012-12-31
Canfield Medical Supply, Inc.
filed 2013-04-15
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 333-182639

Canfield Medical Supply, Inc.
(Exact name of registrant as specified in its charter)

Colorado	34-1720075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4120 Boardman Canfield Road, Canfield, Ohio	44406
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, including area code: (330) 533-1914

Securities Registered pursuant to Section 12(b) of the Act:  None

Securities Registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☑ No

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). ☐ Yes   ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $9,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 15, 2013 the registrant had 9,500,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CANFIELD MEDICAL SUPPLY, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

PART I

		Page

Item 1.	Business	3
Item 1A.	Risk Factors	21
Item 1B.	Unresolved Staff Comments	21
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Mine Safety Disclosures	21

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	34
	Signatures	35

PART I

Item 1.  Business.

General Information

Canfield Medical Supply, Inc. was incorporated in the State of Ohio on September 3, 1992.  On April 18, 2012 it changed its domicile to the State of Colorado by merging with a newly formed Colorado subsidiary.

We commenced our operations in September 1992.  Initially we operated as a compounding pharmacy providing Intradialytic Parenteral Nutrition (a means of providing additional nutrition to patients on dialysis) to patients with End Stage Renal Disease who had experienced excessive weight loss due to intestinal malabsorption.  We also provided pharmacy services to patients requiring intravenous antibiotic therapy, home total parenteral nutrition and home enteral nutrition. (Enteral nutrition involves absorption of the drug through the gastrointestinal tract and parenteral nutrition involves administering the drug/nutrition in some way other than the digestive tract.)  We also provided various nebulizer medications for patients with chronic obstructive pulmonary disease. (A nebulizer is a device used to administer medication in the form of a mist inhaled into the lungs.) We ceased pharmacy operations in May 2002 in response to significant reductions in reimbursement by Medicare, Medicaid and Private Insurance Companies, and changed our focus to providing quality home medical equipment and supplies to patients in our geographical area.

Business

We are a provider of home medical equipment, supplies and services (which relate to the equipment sales) in Ohio’s Mahoning Valley, with an emphasis on providing for patients with mobility related limitations.  We also sell to patients in Western Pennsylvania and Northern West Virginia.  We typically provide equipment, supplies and services to people who have had strokes, hip or knee replacements, and other surgeries after they are discharged from a hospital or rehab center.  We provide almost any medical equipment and supplies these persons need in order that they can remain in their homes. We have been in business for the past 20 years and have developed relationships with many of the local physicians, discharge planners for hospitals and rehab facilities, nursing services and home health agencies.

We operate in only one segment, which is home medical equipment and supplies.  We also provide the services described below along with the equipment and supplies, but most of our revenue is derived from the sale of equipment and supplies.  A majority of the equipment and supplies we sell are prescribed by a physician as part of a care plan.  We provide substantial benefits to both patients and payors by allowing patients to receive necessary care and services in the comfort of their own home while reducing the cost of treatment.  Our services include:

1.	providing in-home delivery, set-up and maintenance of equipment;
2.	providing patients and caregivers with written instructions about home safety, self-care and the proper use of equipment;
3.	processing claims to third-party payors and billing/collecting patient co-pays and deductibles.

We supply a wide range of home medical equipment to help improve the quality of life for patients with special needs, particularly those who face unique mobility challenges as they try to remain independent in their home.  The use of home medical equipment provides a significant relative cost advantage to our patients and payors.  The basic categories of equipment we carry are:

1.	electric wheelchairs, scooters and lift chairs
2.	manual wheelchairs and ambulatory equipment, such as wheeled walkers, canes, and crutches;
3.	hospital beds;
4.	bathroom equipment, such as bedside commodes, shower chairs, grab bars and toilet risers;
5.	support surfaces, such as pressure pads and mattresses, for patients as risk for developing pressure sores or decubitus ulcers;
6.	threshold ramps, folding ramps and lift systems for cars or vans that make it easy to exit the home or transport electric wheelchairs or scooters.

Industry Overview

The home healthcare market comprises a broad range of products and services – including respiratory therapy, infusion therapy (which deals with all aspects of fluid and medication infusion, usually via the intravenous route), home medical equipment, home healthcare nursing, orthotics and prosthetics and general medical supplies.

We expect to benefit from the following trends within the home healthcare market:

Favorable industry dynamics.  Favorable demographic trends and the continued shift to in-home healthcare have resulted in patient volume growth in the United States and are expected to continue to drive growth.  As the baby boomer population ages and life expectancy increases, the elderly – who comprise the majority of our patients – will represent a higher percentage of the overall population.  According to a 2010 U.S. Census Bureau projection, the U.S. population aged 65 and over is expected to grow substantially from 13 % of the population in 2010 to 19 % of the population by 2030.

Compelling in-home economics.  Between 2010 and 2020, the nation’s healthcare spending is projected to increase to $4.6 trillion, growing at an average annual rate of 5.8 % according to CMS.  The rising cost of healthcare has caused many payors to look for ways to contain costs and home healthcare is increasingly sought out as an attractive, cost-effective, clinically appropriate alternative to expensive facility-based care.

Increased prevalence of in-home care.  Improved technology has resulted in a wider variety of treatments being administered in patients’ homes.  Based on its experience, management believes that these improvements have allowed for earlier patient discharge and have lengthened the portion of the recuperation period spent outside of an institutional setting.  In addition, medical advancements have also made medical equipment more simple, adaptable and cost-effective for use in the home.

           Preference for in-home care.  Based on its experience, management believes that many patients prefer the convenience and typical cost-advantages of home healthcare over institutional care as it provides patients with greater independence, increased responsibility and improved responsiveness to treatment.

Our Competitive Strength

Our principal competitive strength is that we are an established local company in the Mahoning Valley with a reputation for good service and good quality.  If a patient has any problems with a piece of equipment they purchase from us, they can call us and we will take care of the problem.  We contract with Medicare, Medicaid and most major health insurance companies and a number of other payors.  We are especially known as a business that can provide almost anything a patient with reduced mobility needs including home modifications necessary to remain independent in the home.

We also qualify as a “small supplier” under the Medicare competitive bidding program since our annual revenues are less than $3.5 million.  The Medicare regulations have established a 30 percent target for small supplier participation, which improves our chances of winning small bids from Medicare.

We have filed as an exhibit to the registration statement of which this prospectus is a part, a letter from Medicare dated November 22, 1993, which confirms that we are a supplier to Medicare and which sets forth our supplier number.  As a supplier in the Medicare program, we are required to meet and adhere to certain standards set by Medicare.

We have filed as an exhibit to the registration statement of which this prospectus is a part, a letter from the Ohio Department of Jobs and Family Services dated August 2, 2010, which confirms that we are a participant in the Ohio Medicaid program.  This letter also notified us that our previous open ended provider agreement was converted to a time-limited agreement.  Under Ohio law, agreements for Medicaid providers are only valid for seven years, and therefore, our agreement expires on July 31, 2017, at which time we must apply for a new agreement.

Our Business Strategy

We are attempting to grow our revenue and increase our market share in our primary market which is the Mahoning Valley with an estimated population in excess of 900,000 persons.  In addition to continuing our marketing activities in the Mahoning Valley, we intend to build a website designed for patients located both inside and outside of our primary market area who might be interested in looking for better prices on certain equipment or supplies.  These persons would not be buying products because of physician referrals or under their health insurance policies.  Instead, they would merely be buying products online and paying with a credit card.  We have also recently completed the second round of competitive bidding for Medicare in additional Ohio markets.  These include Akron, Columbus, Dayton and Toledo.  If we are successful winning bids with Medicare in any of these markets, we will start doing some marketing in the area.  We would market our products in these areas to physicians, hospital discharge planners and others.   A winning bid in any of these competitive bid areas could bring significant additional revenue with Akron being the most significant due to its close proximity to our office in Canfield, Ohio and the greater number of product categories bid.

We are also attempting to increase our private pay business because of the continuing reduction in Medicare reimbursement rates.  We offer the same home medical equipment and supplies to private pay customers that we offer to Medicare and Medicaid customers.  Our private pay customers include persons who have private (non-government) health insurance and persons who have no insurance or are buying something that is not covered by their insurance policy.  In this regard, we are contacting home care coordinators from private insurance companies and Bureau of Worker’s Compensation in order to gain additional referrals.  A successful startup of our webstore will generate retail sales to patients that we are currently unable to achieve due to our lack of an online presence.

The products and supplies we sell to our customers are all manufactured by others.  We do not have exclusive relationships with any of these suppliers/manufacturers.  When the products we sell come with warranties, we are usually the person who the customer contacts when they have any kind of issue covered by a warranty.  We then go to the manufacturer and order the part needed or otherwise take care of the problem.  We do not warranty any products ourselves.

We are also attempting to increase our exposure to assisted living facilities, nursing homes and acute rehabilitation facilities in order to gain additional referrals.  We have experienced some success due to recent marketing efforts in these areas.  We will continue to provide in-service education programs to the staff of these facilities in order to make them aware of the services we are able to provide for their patients.  We would not need any additional level of accreditation to make sales to patients in these facilities.

We are always evaluating our ability to provide equipment and services to our patients and trying to improve wherever we can.  We are not operating close to our capacity and we have room for substantial growth without needing to add any significant overhead.

Organization and Operations

Organization.  Our only facility is our office/showroom located at 4120 Boardman-Canfield Road in Canfield, Ohio, about eight miles southwest of Youngstown, Ohio.  From this location we deliver our home healthcare products and services to patients in their homes and to other care sites using out delivery vehicle and our employees.

Payors.  We derive substantially all of our revenues from third-party payors, including private insurers, Medicare, Medicaid and managed care organizations.  For the year ended December 31, 2011 approximately 61% our net revenues were derived from Medicare and Medicaid.  Generally, each third-party payor has specific requirements which must be met before claim submission will result in payment.  We have procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation.  Notwithstanding these measures, violation of these requirements may still occur and could result in the termination of a contract with a payor, the repayment of amounts previously received or other potentially significant liability.  When the third party payor is a governmental entity, violations of these requirements could subject us to civil, administrative and criminal enforcement actions.

           Medicare Claims.  While most of our smaller Medicare claims are paid within 30 to 60 days of submission, our higher dollar claims such as powerchairs and pressure reduction surfaces, which represented approximately 30% of the dollar value of our claims as of September 30, 2012, require increased scrutiny by Medicare.  Such high dollar claims frequently are singled out for pre-payment audits, which require all hard copy documentation of the patient’s condition by the physician be sent in to Medicare prior to receiving payment.  These claims take a minimum of 60 days to process and denials must be appealed.  All subsequent claims to Medicare for rental payments for the denied equipment continue to be denied until the appeal process is finished.  As of September 30, 2012 there were 3 patients with a total of 8 claims on appeal with Medicare for a total of $6,003.  Of this total, one patient appeal totaling $652 was decided in our favor and a second patient’s secondary insurance has agreed to pay for his powerchair ($1118), leaving only one patient still on appeal at Medicare for $3654.  The remainder of the claims not paid within 60 days, usually have some type of billing error or Medicare is questioning their standing as primary payor.  Billing errors consist of improper spelling of a patient’s name, wrong date of birth, wrong insurance ID and other code discrepancies.  All of these claims require additional time to be completed and sometimes require phone calls to patients and doctors to reconcile.  Management is constantly reviewing unpaid claims to determine their status and claims are not written off until all attempts to collect payment from Medicare have been exhausted.

Medicaid Claims.  Based on our results for the last three years, approximately 70% of our Medicaid claims are paid within 30 days.  Any claims not paid within 30 days usually have a billing error that has not been resolved by management and end up getting resolved and paid within an additional 30 to 60 days.  All of the claims outstanding on September 30, 2012 had been corrected and paid by December 31, 2012.

Self-pay Claims.  Approximately 18% of our business during the year ended December 31, 2011 and the nine months ended September 30, 2012 was comprised of self-pay business.  This business represents persons who come into our store and purchase items not covered by insurance and patients who already may be purchasing something from us that is covered by insurance and they desire to purchase something additional that is not covered by insurance.  Some of these customers pay for their product at the time of purchase and we send or deliver invoices to the others.  These invoices request payment on receipt of the invoice.  We consider these receivables delinquent once they are 180 days late.  We rely on our past collection experience with other patients for similar or different products to determine if any of such receivables are still collectible.  The amount of self-pay receivables over 90 days increased from $330 on December 31, 2011 to $1,041 on September 30, 2012.  As of December 31, 2012 this balance was down to $501.93 and consists of six patients with two of the patients making up over 50% of the amount. These two patients have unique financial situations (one is unemployed and one is bed ridden on fixed income).  Both patients have maintained their desire to pay off their balance due and one patient made an $80 payment since the end of the year. We do not view the increase in this receivable from $330 on December 31, 2011 to $1,041 on September 31, 2012 as a trend since this only represents a $711 increase.  In fact it is really a result of a couple of unique patient situations as described above.

With respect to our claims submitted to third party payors, our billing system generates contractual adjustments based on fee schedules for the patient’s insurance plan for each claim.

           Receivables Management.  We operate in an environment with complex requirements governing billing and reimbursement for our products and services.  We are expanding our use of technology in areas such as electronic claims submission and electronic funds transfer whenever we can to more efficiently process business transactions.  This use of technology can expedite claims processing and reduce the administrative cost associated with this activity for both us and our customers/payors.  Our policy is to collect co-payments from the patient or applicable secondary payor.  In the absence of a secondary payor, we generally require the co-payment at the time the patient is initially established with the product/service.  Subsequent months’ co-payments are billed to the patient.

With respect to rentals of power chairs, once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery.  The Company recognizes rental revenue ratably over the 13 month service period.  Routine maintenance and servicing of the equipment is the responsibility of the Company.

Marketing

We market our products and services primarily to physicians, discharge planners for hospitals and rehab facilities, nursing services, services that provide home care companions and aides, home health agencies and case managers.  Our marketing is primarily done by our President who has developed relationships with many of the persons we market to in the course of his dealings with prior patients who purchased our products or services over the past 20 years that we have been in business.  Most of our marketing consists of face-to-face meetings and in-service education with the staff at facilities we provide service to.  We also provide educational pamphlets and product specific brochures to go along with marketing materials such as pens, scratch pads, calendars and prescription pads.

One of the marketing steps we have taken is to get accredited by The Joint Commission which is a nationally recognized organization that develops standards for various healthcare industry segments and monitors compliance with those standards through voluntary surveys of participating providers.  We have been accredited by The Joint Commission since 2008.  As the home healthcare industry has grown and accreditation has become a mandatory requirement for Medicare DMEPOS providers, the need for objective quality measurements has increased.  Accreditation is also widely considered a prerequisite for entering into contracts with managed care organizations and is required for Medicare competitive bidding.  Because accreditation is expensive and time consuming, not all providers choose to undergo the process.

Sales

Our President has primary responsibility for generating new referrals and for maintaining existing relationships for our products and services.  Our customers are typically the patients who purchase and utilize our products and services, but these patients are usually referred to us by physicians and their staffs, the discharge planners in hospitals and rehab facilities, nursing services and services that provide home care companions and aides.  We have several rehabilitation facilities that refer a significant amount of patients to us that account for in excess of 25% of our gross revenues.  These facilities include Advanced Specialty Hospitals of Greenbriar Rehabilitation, Sunrise Senior Living and Whispering Pines Village Assisted & Independent Living, however, these facilities also refer business to other providers as well.

Website

We currently have a website which shows pictures of most of the products we sell together with links to the manufacturers/suppliers of the products.  This allows viewers to obtain more information on the products.  The website is not designed to be used for online sales, and instead it is more used to show new or existing patients what products we can obtain and sell to them.  There is also no product pricing on the website.

We intend to use some of the proceeds of our initial public offering to enhance this website so that online sales can be made on the website.  We will contract with a leading web store builder program that offers a wealth of features to expand our business and provide support as our business grows.  This program will make it easy to launch and maintain our web store.  We hope to build a state-of-the-art ecommerce site that reflects our brands and puts our Company on a fast track to leveraging the sales opportunities on the Internet.  This whole process could be accomplished in only a manner of weeks once funding is available and will not require any computers to be purchased, no software license and no additional staff to hire.

Competition

The segment of the healthcare market in which we compete is highly competitive.  In our line of products and services there are a limited number of national providers and numerous regional and local providers.  The competitive factors most important in our local market are:

1.	reputation with referral sources, including local physicians and hospital-based professionals;
2.	price of products and services;
3.	accessibility and overall ease of doing business;
4.	quality of patient care and associated services;
5.	range of home healthcare products and services;
6.	ability to provide local maintenance service on products sold.

The primary national provider we compete with is Apria Healthcare Group, Inc., and the primary regional providers we compete with in Northeastern Ohio and Western Pennsylvania are Boardman Medical Supply, Inc., Community Home Medical, Inc., and Seeley Medical, Inc.  Depending on their business strategies and financial position, a very large percentage of our competitors have access to significantly greater financial and marketing resources than we do.  This may increase pricing pressure and limit our ability to maintain or increase our market share.

Government Regulation

We are subject to extensive government regulation, including numerous laws directed at regulating reimbursement of our products and services under various government programs and preventing fraud and abuse, as more fully described below. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions.  All contracts with Insurance Companies are fairly standard and do not require legal opinions and all our policies and procedures have been reviewed by The Joint Commission and meet Industry standards and requirements.  Federal and state laws require that we obtain facility and other regulatory licenses and that we enroll as a supplier with federal and state health programs.  Notwithstanding these measures, due to changes in and new interpretations of such laws and regulations, and changes in our business, among other factors, violations of these laws and regulations may still occur, which could subject us to civil and criminal enforcement actions; licensure revocation, suspension or non-renewal; severe fines and penalties; and even the termination of our ability to provide services, including those provided under certain government programs such as Medicare and Medicaid.

Medicare and Medicaid Revenues.  In the years ended December 31, 2012 and 2011, approximately 60% and 61% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively.  No other third-party payor represented more than 10% of our total net revenues for the year ended December 31, 2011.  The majority of our revenues are derived from sales of equipment and supplies we sell to patients for patient care under fee-for-service arrangements.   Fee-for-service is a payment model where services are unbundled and paid for separately and occurs when doctors and other health care providers receive a fee for each service such as an office visit, test or procedure.  Since most of the manufacturers of the products we sell do not provide direct patient care, our services primarily involve providing in-home-delivery, set-up and maintenance of home medical equipment.  We do not have ongoing arrangements with patients or medical providers other than rental agreements that we have for wheel chairs and hospital beds.

Medicare Reimbursement. There are a number of legislative and regulatory initiatives in Congress and at CMS that affect or may affect Medicare reimbursement policies for products and services we provide. Specifically, a number of important legislative changes that affect our business were included in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“MMA”); the Deficit Reduction Act of 2005 (“DRA”); MIPPA, which became law in 2008 and the comprehensive healthcare reform law signed in March 2010 (“the Reform Package”).  These Acts and their implementing regulations and guidelines contain numerous provisions that are significant to us and continue to have an impact on our operations today.

           Budget Control Act of 2011. On August 2, 2011, the Budget Control Act of 2011 was signed into law. The Budget Control Act of 2011 authorized increases in the United States debt limit of at least $2.1 trillion, established caps on funding appropriations estimated to reduce federal spending by $917 billion over the next ten years, and created the Joint Select Committee on Deficit Reduction (“Joint Committee”), a bipartisan committee consisting of twelve Members of Congress instructed to develop legislation to reduce the federal deficit by at least another $1.5 trillion over the ten-year period of fiscal years 2012 – 2021. The Joint Committee was not limited in what it could propose to reduce the federal deficit. If the proposal had been issued by November 23, 2011, it would have been subject to special, expedited procedures in Congress. Because Congress and the President failed to enact legislation reducing the deficit by at least $1.2 trillion over the ten-year period of fiscal years 2012 – 2021 by the January 15, 2012 deadline, automatic spending reductions in fiscal years 2013 – 2021 through sequestration, the required cancellation of budgetary resources, have been triggered. Under sequestration, certain federal programs are protected, including Medicaid. However, payments to Medicare providers and suppliers would be reduced by an amount not to exceed 2% beginning in 2013. Such a reduction would be applicable to both competitively bid and non-competitively bid markets and products.  On November 29, 2011, a bill titled To Amend to Exempt the Medicare Program from Fallback Sequestration Under the Budget Control Act of 2011 (H.R. 3519) was introduced in the House of Representatives. The bill would exempt payments to Medicare providers and suppliers from the automatic spending reductions beginning in 2013. The bill is currently pending in the House Committee on the Budget. At this time, we cannot predict whether Congress will pass this bill or other legislation averting or limiting the automatic spending reductions in fiscal years 2013 – 2021 or, if Congress does pass such legislation, whether the President will sign the legislation into law.   Any reduction in provider and supplier reimbursement rates under federal healthcare programs could have a material adverse effect on our financial condition and results of operations.

DMEPOS Competitive Bidding. The MMA required implementation of a competitive bidding program for certain DMEPOS items. By statute, CMS was required to implement the DMEPOS competitive bidding program over time, with Round 1 of competition occurring in portions of 10 of the largest Metropolitan Statistical Areas (“MSAs”) in 2007, launch of the program in 2008 and in 70 additional markets in 2009, and in additional markets after 2009.

Under the competitive bidding program, suppliers compete for the right to provide items to beneficiaries in a defined region. CMS selects contract suppliers that agree to receive as payment the “single payment amount” calculated by CMS after bids are submitted.  Bids are evaluated based on the supplier meeting eligibility and financial requirements, and contracts are awarded to Medicare suppliers that offer the best price and meet these standards.  CMS determines a supplier’s financial viability based on certain financial ratios and the supplier’s credit report and score.  Based on the information requested in the bid forms, we believe that the CMS may also consider other factors such as the volume which the bidder is offering to provide as compared to the volume it previously provided, whether the bidder has the staff and facilities to handle the volume it is bidding for, and other miscellaneous items.

           Every bidder sets forth its estimated capacity of each item it is bidding for and it sets forth a bid price.  It is our understanding that the CMS will set a bid price as low as possible which will still result in a sufficient number of bidders, based on their estimated capacity, to supply the number of units the CMS estimates need to be provided for the particular market in the next year.  We also believe that the CMS will attempt to award up to 30% of the bids to small businesses.  There are no material costs associated with submitting bids and obtaining contracts.

In 2007 and 2008, CMS sought and reviewed bids and developed a plan to implement Round 1 on July 1, 2008.

The bidding process for Round 1 was controversial and complex, which resulted in deadline extensions. Moreover, CMS was subject to numerous lawsuits seeking a delay of Round 1. Then on July 15, 2008, MIPPA was enacted which, among other provisions, delayed the DMEPOS competitive bidding program by requiring that Round 1 competition commence in 2009, and required a number of program reforms prior to CMS re-launching the program. Changes mandated by MIPPA include requirements for the government to administer the program more transparently, exemption of certain DMEPOS products from the program and a new implementation schedule.

In November 2010, CMS published a final rule containing several provisions related to the competitive bidding program. The rule included a list of 21 additional MSAs to be included in Round 2.

Under MIPPA, the initial competitive bidding areas (“CBAs”) and product categories subject to rebidding in the Round 1 Rebid are very similar to those of Round 1. However, MIPPA excludes Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories as a competitive bidding product category in Round 1 and permanently excludes Group 3 Complex Rehabilitative Power Wheelchairs and Related Accessories as a competitive bidding product category.

Notwithstanding the changes MIPPA requires, competitive bidding imposes a significant risk to DMEPOS suppliers under the rules governing the program. If a DMEPOS supplier such as us operating in a CBA is not awarded a contract for that CBA, the supplier generally will not be able to bill and be reimbursed by Medicare for DMEPOS items supplied in that CBA for the time period covered by the competitive bidding program unless the supplier meets certain exceptions or acquires a winning bidder. Because the applicable statutes mandate financial savings from the competitive bidding program, a winning contract supplier will receive lower Medicare payment rates under competitive bidding than the otherwise applicable DMEPOS fee schedule rates. As competitive bidding is phased in across the country under the revised MIPPA and Reform Package implementation schedule, we believe that we will experience a reduction in reimbursement.  In addition, there is an increasing risk that the competitive bidding prices will become a benchmark for reimbursement from other payors, as evidenced by the Administration’s fiscal budget proposal which would cap state Medicaid reimbursement levels at competitive bid rates using an as-yet-undetermined methodology. Neither MIPPA nor the Reform Package prevents CMS from adjusting prices for DMEPOS items in non-bid areas; however, before using its authority to adjust prices in non-bid areas, MIPPA requires that CMS issue a regulation that specifies the methodology to be used and consider how prices through competitive bidding compare to costs for those items and services in the non-bid areas.

The Reform Package also includes changes to the Medicare DMEPOS competitive bidding program. Significantly, Round 2 of the competitive bidding program has been expanded from 70 to 91 of the largest MSAs. In August 2011, CMS announced the product categories that will be included in Round 2. Round 2 will include the majority of the same product categories, but CMS will expand the program by, among other things, (i) combining standard power wheelchairs and manual wheelchairs into a single new product category, and (ii) expanding the Support Surfaces (Group 2 mattresses and overlays) category across all Round 2 markets. Assuming few changes to the Round 2 bidding rules and the markets currently being implemented and/or planned by CMS, we estimate that approximately $50,000 of our net revenues for the fiscal year ending December 31, 2011 would be subject to competitive bidding.

In November 2011, CMS announced the bidding timeline for Round 2. Bidder registration subsequently began in early December 2011. The bid submission process began on January 30 and ended on March 30, 2012, at which time CMS commenced the bid evaluation process.  CMS originally expected to announce Single Payment Amounts (“SPAs”) and begin the contracting process in the fall of 2012, but the date for the announcement of the SPAs is now expected to be late in 2012 or early 2013.  CMS anticipates making announcements about the contract suppliers in the spring of 2013.  The new Round 2 rates and guidelines are currently scheduled to take effect in July of 2013.  We cannot estimate the impact of potential Round 2 rate reductions on our revenues until more specific information is published by CMS and its contractors, but it could be material.

The Reform Package also gives the Secretary of Health and Human Services additional authority to apply competitive bid pricing to non-bid areas via a rulemaking process and that could occur by 2016. In addition, efforts to repeal the competitive bidding program altogether or mandate significant program changes continue. In March 2011, the Fairness in Medicare Bidding Act of 2011 (“FIMBA”) was introduced into the U.S. House of Representatives and referred to the House Subcommittee on Health. FIMBA would repeal the program without specifying a reduction in the industry’s current reimbursement levels. Other efforts are underway by independent economists who seek to alter certain critical aspects of the program. Specifically, those efforts are designed to change the way in which CMS conducts the auction process itself, establishes the single payment rates, determines supplier capacity needed and related aspects which, if adopted by CMS in their entirety or in part, would change how Round 2 would be administered. We cannot predict whether these or other efforts to repeal or amend the program will be successful, or their potential impact on us.

We believe that our relationships with persons who refer business to us will allow us to maintain market share under Medicare competitive bidding. However, the bidding rules are complex and it is possible for bidders to be disqualified for technical reasons other than pricing. There is no guarantee that we will be selected as a winning contract supplier in any future phases of the program and be awarded competitive bidding contracts by CMS or that we will maintain or increase market share. Under the current competitive bidding regulations, if we are not selected as a winning contract supplier for a particular CBA, we will generally not be allowed to supply Medicare beneficiaries in the CBA with products subject to competitive bidding for the contract term of program, unless we elect to continue to service existing patients under the “grandfathering provision” of the program’s final rule for certain products.  Because of our combination of both managed care and traditional business, we believe we can nevertheless maintain a favorable overall market position in a particular CBA even if we are not selected as a contract supplier.

Medicare Fee Schedule for DMEPOS and Consumer Price Index-Urban (“CPI-U”) Adjustments. In addition to the adoption of the DMEPOS competitive bidding program, the MMA implemented a five-year freeze on annual Consumer Price Index (“CPI”) payment increases for most durable medical equipment from 2004 to 2008. In MIPPA, in order to offset the cost of delaying the implementation of the DMEPOS competitive bidding program, Congress approved a nationwide average payment reduction of 9.5% in the DMEPOS fee schedule payments for those product categories included in Round 1, effective January 1, 2009. Product categories subject to competitive bidding but furnished in non-competitive bid areas were eligible to receive mandatory annual CPI-U updates beginning in 2010. Competitively bid items and services in metropolitan areas with contracts in place are not eligible to receive a CPI-U payment update during a contract period, which is currently a three-year period.

The DMEPOS items and services that were not in a product category subject to competitive bidding in Round 1 received a 5.0% CPI-U payment update in 2009. For 2010, the CPI-U was -1.4%. However, annual DMEPOS payment updates were not permitted to be negative according to statute. Therefore, the CPI update in 2010 was 0%. The Reform Package makes changes to Medicare DMEPOS fee schedule payments for 2011 and subsequent years. The CPI-U payment update will now be adjusted annually by a new “multi-factor productivity adjustment” measurement which may result in negative DMEPOS payment updates. While CPI-U for 2011 was +1.1%, the “multi-factor productivity adjustment” was -1.2%, so the net result was a 0.1% decrease in DMEPOS fee schedule payments in 2011 for items and services not included in an area subject to competitive bidding. The CPI-U for 2012 is +3.6%, but the “multi-factor productivity adjustment” remains -1.2%, so the net result is a 2.4% increase in DMEPOS fee schedule payments in 2012 for items and services not included in an area subject to competitive bidding.

Enrollment and Accreditation of Durable Medical Equipment Suppliers; Surety Bond Requirements.  While we support the elimination of fraudulent suppliers, some of the CMS initiatives and developments with respect to the enrollment and accreditation of providers could impact our operations in the future. For example, all durable medical equipment providers who bill the Medicare program for DMEPOS services and products are required by MIPPA to be accredited. Although we currently are accredited, if we lose accreditation, that could have a material adverse effect on our results of operations, cash flow and capital resources.

CMS also requires that all durable medical equipment providers who bill the Medicare program maintain a surety bond of $50,000 per National Provider Identifier (“NPI”) number which Medicare has approved for billing privileges. We obtained the required surety bond for our location before the October 2009 deadline, and it is automatically renewed annually on August 1.

           In October 2008, CMS announced enhancements to its program integrity initiatives designed to identify and prevent waste, fraud and abuse. The initiatives include: (i) conducting more stringent reviews of DMEPOS suppliers’ applications, including background checks of new DMEPOS suppliers’ principals and owners to ensure they have not been suspended by Medicare; (ii) making unannounced site visits to suppliers and home health agencies to ensure they are active, legitimate businesses; (iii) implementing extensive pre- and post-payment claims review; (iv) verifying the relationship between physicians who order a large volume of DMEPOS equipment and the beneficiaries for whom they ordered these services; and (v) identifying and visiting beneficiaries to ensure appropriate receipt of Medicare-reimbursable items and services. We work cooperatively with CMS and its contractors in response to these initiatives but cannot predict whether CMS’s various program integrity efforts will or will not negatively impact our operations.

In February 2011, CMS released a final rule implementing certain provisions of the Reform Package intended to prevent fraud, waste and abuse. This final rule includes new requirements regarding enrollment screening, enrollment application fees, payment suspension, temporary moratoria on enrollment and supplier termination. Significantly, as part of the final rule, CMS classified providers and suppliers as limited, moderate and high risk according to their risk of fraud, waste and abuse. Currently enrolled DMEPOS suppliers are classified in the moderate risk category while newly enrolled DMEPOS suppliers are classified in the high risk category. As such, DMEPOS suppliers will be under greater scrutiny relative to many other healthcare providers and suppliers.

In August 2010, CMS released a final rule imposing more stringent standards for DMEPOS suppliers, which introduced several new enrollment standards and expanded some existing standards and participation requirements, all of which DMEPOS suppliers must meet to establish and maintain billing privileges in the Medicare program. These standards became effective in September 2010.

Following the implementation of a three-year demonstration program using Recovery Audit Contractors (“RACs”) to detect and correct improper payments in the Medicare fee-for-service program, the Tax Relief and Health Care Act of 2006 required HHS to establish the RAC initiative as a permanent, nationwide program by January 1, 2010. CMS selected the four RAC contractors for the permanent RAC program, and it is currently underway. Prior to initiating any audits, RACs are required to obtain CMS’s pre-approval of the issue that will be subject to audit, and then post the approved audit issue on their websites. All RACs have now posted CMS-approved audit issues on their websites. The currently posted approved audit issues include those which apply to durable medical equipment suppliers. States have also implemented similar state Medicaid audit programs, often know as Medicaid Integrity Contractors (“MICs”). The Reform Package expands the RAC program to include Medicare Parts C and D in the program. In addition, the Reform Package requires states to establish contracts with RACs to identify underpayments and overpayments and to recoup overpayments made for services provided under state Medicaid programs. Absent an exception, states were required to implement their RAC programs by January 1, 2012. In addition, in March of 2010, President Obama issued a presidential memorandum announcing a government-wide program expanding the use of “payment recapture audits” in order to reclaim improper payments. We cannot at this time quantify any negative impact that the expansion of the RAC program or other similar programs may have on us.

Also in October 2008, CMS announced the establishment of Zone Program Integrity Contractors (“ZPICs”), who are responsible for ensuring the integrity of all Medicare-related claims. The ZPICs assumed the responsibilities previously held by Medicare’s Program Safeguard Contractors (“PSCs”). Industry-wide, ZPIC audit activity increased significantly throughout 2010 and accelerated in 2011; it is expected to continue to increase for the foreseeable future as additional ZPICs become operational across the country. The industry trade associations are advocating for more standardized audit procedures, contractor transparency and consistency surrounding all government audit activity directed toward the DMEPOS industry.

Other Issues.

●
Medical Necessity & Other Documentation Requirements.  In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the DME MAC Supplier Manuals provide that clinical information from the “patient’s medical record” is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and government subcontractors have taken the position, among other things, that the “patient’s medical record” refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient’s physician, healthcare facility or other clinician, and that clinical information created by the DME supplier’s personnel and confirmed by the patient’s physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other healthcare providers. Moreover, auditors’ interpretations of these policies are inconsistent and subject to individual interpretation. This is then translated to individual supplier significant error rates and aggregated into a DMEPOS industry error rate, which is significantly higher than other Medicare provider/supplier types. High error rates lead to further audit activity and regulatory burdens. In fact, DME MACs have continued to conduct extensive pre-payment reviews across the DME industry and have determined a wide range of error rates. For example, error rates for CPAP claims have ranged from 50% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies as the primary reason for claim denials. If these or other burdensome positions are generally adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare may be significantly reduced. We have adjusted certain operational policies to address the current expectations of Medicare and its contractors. We cannot predict the adverse impact, if any, these interpretations of the Medicare documentation requirements or our revised policies might have on our operations, cash flow and capital resources, but such impact could be material.

●
Inherent Reasonableness. The Balanced Budget Act of 1997 granted authority to HHS to increase or reduce Medicare Part B reimbursement for home medical equipment by up to 15% each year under an “inherent reasonableness” authority. Pursuant to that authority, CMS published a final rule that established a process by which such adjustments may be made. The rule applies to all Medicare Part B services except those paid under a physician fee schedule, a prospective payment system, or a competitive bidding program. Neither HHS nor CMS has issued any subsequent communication or information for several years and therefore, we cannot predict whether or when HHS would exercise its authority in this area or predict any negative impact of any such change.

The impact of changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through December 31, 2012. We cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this “Government Regulation” section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates. However, given the recent significant increases in industry audit volume and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

Medicaid Reimbursement.  State Medicaid programs implement reimbursement policies for the items and services we provide that may or may not be similar to those of the Medicare program. Budget pressures on these state programs often result in pricing and coverage changes and extended payment practices that may have a detrimental impact on our operations and/or financial performance. States sometimes have interposed intermediaries to administer their Medicaid programs, or have adopted alternative pricing methodologies for certain drugs, biologicals, and home medical equipment under their Medicaid programs that reduce the level of reimbursement received by us without a corresponding offset or increase to compensate for the service costs incurred.  We periodically evaluate the possibility of stopping or reducing our Medicaid business in any state with reimbursement or administrative policies that make it difficult for us to safely care for patients or conduct operations profitably. Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states which, combined with the current economic environment and state deficits, could further strain state budgets and therefore result in additional policy changes or rate reductions. The President’s most recent budget proposal, would limit the amount state Medicaid programs pay for DMEPOS to be no higher than Medicare payment levels, including those impacted by Medicare competitive bidding. We cannot currently predict the adverse impact, if any, that any such change to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether states will consider similar or other reimbursement reductions, whether or how healthcare reform provisions pertaining to Medicaid will ultimately be implemented or whether any such changes would have a material adverse effect on our results of operations, cash flow and capital resources.

           HIPAA. The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) is comprised of a number of components pertaining to the privacy and security of certain protected health information (“PHI”), as well as the standard formatting of certain electronic health transactions. Many states have similar, but not identical, restrictions. Existing and any new laws or regulations have a significant effect on the manner in which we handle healthcare related data and communicate with payors. Among other provisions, the HITECH Act of the American Recovery and Reinvestment Act of 2009 (“ARRA”) includes additional requirements related to the privacy and security of PHI, clarifies and increases penalties of HIPAA and provides State Attorneys General with HIPAA enforcement authority. We have adopted a number of policies and procedures to conform to HIPAA requirements, as modified by the HITECH Act of ARRA, throughout our operations, and we have educated our employees about these requirements.  We cannot, however, guarantee that we will not have a HIPAA privacy or data security concern in the future. We face potential administrative, civil and possible criminal sanctions if we do not comply with the existing or new laws and regulations dealing with the privacy and security of PHI. Imposition of any such sanctions could have a material adverse effect on our operations.

Enforcement of Healthcare Fraud and Abuse Laws. In recent years, the federal government has made a policy decision to significantly increase and accelerate the financial resources allocated to enforcing the healthcare fraud and abuse laws. Moreover, Congress adopted a number of additional provisions in the Reform Package that are designed to reduce healthcare fraud and abuse. In addition, private insurers and various state enforcement agencies have increased their level of scrutiny of healthcare claims in an effort to identify and prosecute fraudulent and abusive practices in the healthcare area. From time to time, we may be the subject of investigations or a party to additional litigation which alleges violations of law. If any of those matters were successfully asserted against us, there could be a material adverse effect on our business, financial position, results of operations or prospects.

Anti-Kickback Statutes. As a provider of services under the Medicare and Medicaid programs, we must comply with a provision of the federal Social Security Act, commonly known as the “federal anti-kickback statute.” The federal anti-kickback statute prohibits the offer or receipt of any bribe, kickback or rebate in return for the referral or arranging for the referral of patients, products or services covered by federal healthcare programs. Federal healthcare programs have been defined to include plans and programs that provide health benefits funded by the United States Government, including Medicare, Medicaid and TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services or CHAMPUS), among others. Some courts and the OIG interpret the statute to cover any arrangement where even one purpose of the remuneration is to influence referrals. Violations of the federal anti-kickback statute may result in civil and criminal penalties and exclusion from participation in federal healthcare programs.

Some states have enacted statutes and regulations similar to the federal anti-kickback statute, but which apply not only to the federal healthcare programs, but also to any payor source of the patient. These state laws may contain exceptions and safe harbors that are different from those of the federal law and that may vary from state to state.   The states in which we operate have laws that prohibit fee-splitting arrangements between healthcare providers, if such arrangements are designed to induce or encourage the referral of patients to a particular provider.

           Physician Self-Referral. Certain provisions of the Omnibus Budget Reconciliation Act of 1993 (the “Stark Law”) prohibit healthcare providers such as us, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for designated health services if we have a financial relationship with the physician making the referral for such services or with a member of such physician’s immediate family. The term “designated health services” includes several services commonly performed or supplied by us, including durable medical equipment and home health services. In addition, “financial relationship” is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. The Stark Law prohibition applies regardless of the reasons for the financial relationship and the referral; and therefore, unlike the federal anti-kickback statute, an intent to violate the law is not required.

Violations of the Stark Law may result in loss of Medicare and Medicaid reimbursement, civil penalties and exclusion from participation in the Medicare and Medicaid programs.

In addition, Ohio, Pennsylvania and West Virginia have similar prohibitions against physician self-referrals, which may not necessarily be limited to Medicare or Medicaid services and may not include the same statutory and regulatory exceptions found in the Stark Law.

False Claims. The federal False Claims Act imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the federal civil False Claims Act may result in treble damages, civil monetary penalties and exclusion from the Medicare, Medicaid and other federally funded healthcare programs. If certain criteria are satisfied, the federal civil False Claims Act allows a private individual to bring a qui tam suit on behalf of the government and, if the case is successful, to share in any recovery. Federal False Claims Act suits brought directly by the government or private individuals against healthcare providers, like us, are increasingly common and are expected to continue to increase.

The federal government has used the federal False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs. The government and a number of courts also have taken the position that claims presented in violation of certain other statutes, including the federal anti-kickback statute or the Stark Law, can be considered a violation of the federal False Claims Act, based on the theory that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement.

On May 20, 2009, President Obama signed into law the Fraud Enforcement and Recovery Act of 2009 (“FERA”). Among other things, FERA modifies the federal False Claims Act by expanding liability to contractors and subcontractors who do not directly present claims to the federal government. FERA also expanded the False Claims Act liability for what is referred to as a “reverse false claim” by explicitly making it unlawful to knowingly conceal or knowingly and improperly avoid or decrease an obligation owed to the federal government.

Ohio and Pennsylvania have enacted false claims acts that are similar to the federal False Claims Act.  In addition, there is a corresponding increase in state-initiated false claims enforcement efforts.

           Other Fraud and Abuse Laws. HIPAA created, in part, two new federal crimes: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits executing a knowing and willful scheme or artifice to defraud any healthcare benefit program.  A violation of this statute is a felony and may result in fines and/or imprisonment. The False Statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

The increased public focus on waste, fraud and abuse and their related cost to society will likely result in additional Congressional hearings, CMS regulatory changes and/or new laws. The Reform Package also provides for new regulatory authority, additional fines and penalties. More recently, additional legislation has been proposed in the U.S. Senate which would further expand the government’s oversight of the healthcare industry via new regulatory authority. In addition, a Senate bill released in June 2011 (S. 1251) would require pre-payment review of all claims for durable medical equipment that are at high risk for fraud and abuse. At this time, we cannot predict whether these or other reforms will ultimately become law, or the impact of such reforms on our business operations and financial performance.

Facility Licensure.  We only have one facility and it is located in Canfield, Ohio.  We are regulated by and licensed with the Ohio Respiratory Care Board and we also have a home medical equipment vendor’s license from the State of Ohio.  We are committed to complying with all applicable licensing requirements.

Healthcare Reform. Economic, political and regulatory influences are causing fundamental changes in the healthcare industry in the United States. Various healthcare reform proposals are formulated and proposed by the legislative and administrative branches of the federal government on a regular basis.  In addition, Ohio and Pennsylvania periodically consider various healthcare reform proposals. Even with the passage of the Reform Package, we anticipate that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future.

The 2010 mid-term election changed the composition of Congress and affected certain priorities related to healthcare. Congress is debating the potential to repeal or amend the Reform Package altogether. A number of other parties, including some State governments, are challenging the Reform Package, and we cannot predict the outcome of such challenges. Changes in the law or new interpretations of existing laws can have a substantial effect on permissible activities, the relative costs associated with doing business in the healthcare industry and the amount of reimbursement by governmental and other third-party payors. Also, the government has begun to promulgate the implementing rules and regulations of the Reform Package, including additional requirements related to our business and that of our customers. Until those rules are more clearly understood, and due to uncertainties regarding the ultimate features of additional reform initiatives and their enactment and implementation over the next few years, we cannot predict which, if any, of such reform proposals will be adopted, or when they may be adopted, or that any such reforms will not have a material adverse effect on our results of operations, cash flow, capital resources and liquidity.

Employees

As of December 31, 2012, we had two full-time and three part-time employees.  None of our employees were represented by a labor union or other labor organization.

Item 1A.   Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

Our offices are located at 4120 Boardman-Canfield Road, Canfield, Ohio 44406.  We rent our offices pursuant to a three year lease extension which expires on April 20, 2014.  Our monthly rent is approximately $2,700.

Item 3.    Legal Proceedings.

None.

Item 4.    Mine Safety Disclosures.

None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Ranges of Common Stock

Our stock has not yet commenced trading.

Aggregate Number of Holders of Common Stock

The number of record holders of our common stock on March 15, 2013 was approximately 6.

Dividends

Holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors. We have not paid any cash dividends on our common stock and do not anticipate paying any in the foreseeable future. Management's current policy is to retain earnings, if any, for use in our operations and for expansion of the business.

Use of Proceeds

Our initial public offering has not yet closed.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Equity Compensation Plan Information

We do not have any compensation plans or stock option plans.

Recent Sales of Unregistered Securities

We did not have any sales of unregistered securities during the last three months of the year ended December 31, 2012.

Item 6.    Selected Financial Data.

This item is not required for Smaller Reporting Companies.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements filed herein.

Business Overview

We primarily provide services to the rehabilitation market, which consists primarily of home medical equipment and supplies.  More than 50% of our revenues are derived from the sale and rental of durable home medical equipment including such items as wheeled walkers, manual and power wheelchairs, hospital beds, ramps, bedside commodes, and miscellaneous bathroom equipment.  The balance of our revenue is from the sale of various home medical supplies including diabetic testing, incontinence, ostomy, wound care, and catheter care.  Our emphasis is on helping patients with mobility related limitations, but our overall business is aimed at helping patients remain in their homes instead of having to go to hospitals, rehab centers and other similar facilities.  Most of the equipment and supplies that we sell are prescribed by a physician as part of an overall care plan.

Results of Operation for the year ended December 31, 2012 as compared to the year ended December 31, 2011

Revenues for the year ended December 31, 2012 were $308,731 as compared to the revenues of $283,828 for the year ended December 31, 2011.  Approximately one-half of this increase in sales was due to an increase in private insurance business in the most recent year and the remaining increase was attributable to the other areas of the business and the fact that sales in the year ended December 31, 2011 were lower than normal because of the drop off in sales of power chairs resulting from Medicare’s decision at the end of 2010 to stop paying for the purchase of power chairs.  Management has gradually diversified the Company’s business into other products and revenues from power chairs and accessories increased approximately $12,500 in the most recent year.

Cost of goods sold for the year ended December 31, 2012 were $131,011 as compared to $145,838 for the year ended December 31, 2011.  The 10.2% decrease was due to the fact that several vendors have lowered their prices slightly in response to the lower Medicare reimbursement rates.

General and administrative expenses for the year ended December 31, 2012 were $187,035 as compared to $187,683 for the year ended December 31, 2011.  There is no particular reason for the small drop in general and administrative expenses.

During the year ended December 31, 2012 we had a net loss of $12,635 as compared to a net loss of $55,096 for the year ended December 31, 2011.  The primary contributing factors to the reduced loss in 2012 were the 88% increase in sales in the most recent year and the 102% reduction in cost of goods sold in the most recent year.

Results of Operations for the year ended December 31, 2011 as compared to the year ended December 31, 2010

Revenues for the year ended December 31, 2011 were $283,828 as compared to the revenues of $332,434 for the year ended December 31, 2010.  This 14.6% decrease in revenues was primarily due to the reduced number of power wheel chairs which were sold in 2011 as a result of Medicare’s change of policy toward reimbursement for power chairs in January 2011.  Prior to the change, Medicare reimbursed patients for the purchase of a power chair; but after the change, they will only reimburse patients for renting power chairs.

In the year ended December 31, 2010, $100,000 was paid to us for consulting services performed by Michael West and Steve West in connection with an acquisition transaction completed by Medical Billing Assistance, Inc. (“Medical Billing”) in December 2010.  At the time, Michael West and Steve West were officers and directors of Medical Billing.  The services were not performed on behalf of our company and were not related to our business.  At the time we were a private company, 100% owned by Michael West, and he chose to use the Company to act as a conduit to facilitate the payment.  Upon receipt of the payment, we immediately paid out $50,000 to Steve West and we left $50,000 in the Company.  The $100,000 was paid by the business which was acquired by Medical Billing.  We do not expect to receive any such fees in the future.

Cost of goods sold for the year ended December 31, 2011 were $145,838 as compared to $148,858 for the year ended December 31, 2010.  This small decrease was due to the reduced amount of sales in 2011 as compared to 2010.

The only operating expenses during these two fiscal years consisted of general and administrative expenses which were $187,683 in the year ended December 31, 2011 as compared to $231,186 in the year ended December 31, 2010.  The 19% drop in general and administrative expenses was primarily caused by a $50,000 drop in compensation expense and a $7,776 drop in miscellaneous expenses which was offset by a $10,682 increase in payroll expenses and other minor expenses.  The $50,000 compensation expense in 2010 was the payment to Steve West discussed two paragraphs above.

During the year ended December 31, 2011, we had a loss of $53,096 as compared to net income of $50,048 in the year ended December 31, 2010.  The primary difference between the two years was the receipt of $100,000 in consulting revenue in 2010.

Liquidity and Capital Resources

           As of December 31, 2012, we had negative working capital of ($90,322) compared to negative working capital of ($92,687) as of December 31, 2011.  Our cash balance on December 31, 2012 was $7,352.

           Net cash used for operating activities was $16,829 during the year ended December 31, 2012 as compared to net cash used for operating activities of $45,695 during the year ended December 31, 2011.  The reduction in net cash used for operating activities in the most recent year was primarily due to the improvement from a loss of $53,096 in the year ended December 31, 2011 to a loss of $12,635 in the most recent year.

Net cash used for operating activities was $45,695 during the year ended December 31, 2011 as compared to net cash provided by operating activities of $47,140 during the year ended December 31, 2010.  There was a significant negative change in cash flows from operating activities because we had net income of $50,048 in the year ended December 31, 2010 and a net loss of $53,096 in the year ended December 31, 2011.  A large part of this difference was the fact that we netted $50,000 in 2010 from the one time consulting fee which was run through the Company at the end of 2010.  In addition sales in 2011 were down $42,379 from the sales in 2010, which also was a large contributor to the net loss in 2011.

There was $17,500 of cash flows provided by financing activities during the year ended December 31, 2012 as compared to $2,750 used for financing activities during the year ended December 31, 2011.  The $17,500 cash flows from financing activity in the year ended December 31, 2012 included the $15,000 raised by selling securities to raise money for our public offering.

There was $2,750 of cash flows used for financing activities during the year ended December 31, 2011 as compared to $3,000 used for financing activities during the year ended December 31, 2010.  The $250 difference in cash used for financing activities was due to the fact that we repaid $3,000 on our note payable in 2010 and only $2,750 in 2011.

We believe that our current initial public offering will provide sufficient capital in the short term for our current level of operations. This is because we believe that we can generate sufficient sales and services within our present organizational structure and resources to become profitable in our operations by December 31, 2013.  Additional resources will be needed to build our web store and to otherwise increase advertising and marketing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data.

CANFIELD MEDICAL SUPPLY, INC.
Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheets	F-2
Statements of Operations	F-3
Statements of Stockholders' Equity	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6 - F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Canfield Medical Supply, Inc.
Canfield, Ohio

I have audited the accompanying balance sheets of Canfield Medical Supply, Inc. as of December 31, 2011 and 2012, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Canfield Medical Supply, Inc. as of December 31, 2011 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements the Company has suffered a loss from operations and has negative working capital and a stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
April 15, 2013	Ronald R. Chadwick, P.C.

CANFIELD MEDICAL SUPPLY, INC. BALANCE SHEETS

	Dec. 31, 2011	Dec. 31, 2012

ASSETS
Current Assets
Cash	$6,431	$7,352
Accounts receivable	16,684	14,459
Total Current Assets	23,115	21,811

Total Assets	$23,115	$21,811

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$26,775	$20,633
Related party payables	-	6,000
Notes payable	88,750	85,500
Accrued interest payable	277	-
Total Current Liabilities	115,802	112,133

Total Liabilities	$115,802	$112,133

Stockholders' Equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 8,000,000 (2011) and 9,500,000 (2012) shares issued and outstanding	500	15,500
Additional paid in capital	-	-
Retained earnings (deficit)	(93,187)	(105,822)

Total Stockholders' Equity	(92,687)	(90,322)

Total Liabilities and Stockholders' Equity	$23,115	$21,811

The accompanying notes are an integral part of the financial statements.

CANFIELD MEDICAL SUPPLY, INC. STATEMENTS OF OPERATIONS

	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2012

Sales (net of returns)	$283,828	$308,731
Cost of goods sold	145,838	131,011

Gross profit	137,990	177,720

Operating expenses:
General and administrative	187,683	187,035
	187,683	187,035

Income (loss) from operations	(49,693)	(9,315)

Other income (expense):
Interest income	23	2
Interest expense	(3,426)	(3,322)
	(3,403)	(3,320)

Income (loss) before provision for income taxes	(53,096)	(12,635)

Provision for income tax	-	-

Net income (loss)	$(53,096)	$(12,635)

Net income (loss) per share (basic and fully diluted)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	8,000,000	9,500,000

The accompanying notes are an integral part of the financial statements.

CANFIELD MEDICAL SUPPLY, INC. STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
	Shares(1)	Amount No Par	Paid in Capital	Retained Earnings	Stock- holders' Equity

Balances at December 31, 2010	8,000,000	$500	$-	$(40,091)	$(39,591)

Net income (loss) for the year	-	-	-	(53,096)	(53,096)

Balances at December 31, 2011	8,000,000	$500	$-	$(93,187)	$(92,687)

Sale of common stock	1,500,000	15,000	-	-	15,000

Net income (loss) for the year	-	-	-	(12,635)	(12,635)

Balances at December 31, 2012	9,500,000	$15,500	$-	$(105,822)	$(90,322)

(1) As retroactively restated for an 80,000 for 1 forward stock split effective April 18, 2012.

The accompanying notes are an integral part of the financial statements.

CANFIELD MEDICAL SUPPLY, INC. STATEMENTS OF CASH FLOWS

	Year Ended Dec. 31, 2011	Year Ended Dec. 31, 2012

Cash Flows From Operating Activities:
Net income (loss)	$(53,096)	$(12,635)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Accounts receivable	6,309	(955)
Accounts payable	815	(6,142)
Bad debt expense	-	3,180
Accrued interest payable	277	(277)
Net cash provided by (used for) operating activities	(45,695)	(16,829)

Cash Flows From Investing Activities:	-	-

Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Notes payable - payments	(2,750)	(3,250)
Related party payables	-	6,000
Sales of common stock	-	15,000
Net cash provided by (used for) financing activities	(2,750)	17,750

Net Increase (Decrease) in Cash	(48,445)	921

Cash At The Beginning Of The Period	54,876	6,431

Cash At The End Of The Period	$6,431	$7,352

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$3,149	$3,599
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2012

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Canfield Medical Supply, Inc. (the “Company”), was incorporated in the State of Ohio on September 3, 1992, and changed domicile to Colorado on April 18, 2012. The Company sells medical supplies to clinics, hospitals and other end users.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2011 and 2012 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms. The Company’s primary source of revenue is the sale of medical equipment and supplies. Specifically, revenue from product sales is recognized subsequent to a customer ordering a product at an agreed upon price, delivery has occurred, and collectability is reasonably assured. A purchase arrangement is evidenced by a written order, with delivery considered as made after physical customer acceptance. Defective products may be returned, with other return issues considered on a case by case basis. Services such as periodic scheduled deliveries are contracted in writing, and generally billed monthly. Any service revenue earned by the Company for services such as safety and set up consulting or claims processing is recorded after the service is performed. Rental of durable home medical equipment is evidenced by written contract, with revenue recognized when rent is earned. The Company plans to offer web based product sales, with revenues recognized after product delivery.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2012

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs in 2011 and 2012 of $2,419 and $3,636.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Through February 2012 the Company was an S-corp for income tax purposes, and therefore a pass-through entity paying no income tax at the corporate level. The Company had no material loss carryforwards at end 2011. Included in the Company’s retained earnings from end February 2012 forward are approximately $99,000 in undistributed S-corp losses. At December 31, 2012 the Company had a net operating loss carryforward of approximately $6,500 which expires in 2032. The deferred tax asset of approximately $1,300 created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2012 was $1,300.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2012

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Products and services, geographic areas and major customers

The Company’s business of medical supply sales constitutes one operating segment. All revenues each year were domestic and to external customers.

NOTE 2.  NOTE PAYABLE

At December 31, 2011 and 2012 the Company owed a bank $88,750 and $85,500 under a line of credit note payable. The line of credit is secured by all Company assets, due on demand, and bears interest at variable rates. Interest expense under the note in 2011 and 2012 was $3,426, and $3,322.

NOTE 3.  LEASE COMMITMENTS

The Company rents office space under a lease running through May 2014, noncancellable, with monthly payments of approximately $2,300 plus costs. The Company also carries various equipment and vehicle operating leases, running from February 2014 through February 2016, and requiring monthly payments of approximately $540 per month. Lease expense incurred under all leases in 2011 and 2012 was approximately $33,000 and $34,000. Subsequent to December 31, 2012 future minimum payments under the leases are approximately $50,200 including:  2013 $34,000, 2014 $14,000, 2015 $2000, 2016 $200.

NOTE 4.  RELATED PARTY TRANSACTIONS

At December 31, 2012 the Company owed related party shareholders $6,000 for unsecured, due on demand, non-interest bearing, working capital advances.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and 2012

NOTE 5.  GOING CONCERN

The Company has suffered a loss from operations and has a working capital and stockholders’ equity deficit, and in all likelihood will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties. By doing so, the Company hopes to generate sufficient capital to execute its business plan of selling medical supplies on an ongoing basis. Management believes that actions presently being taken to obtain additional funding provide the opportunity for the Company to continue as a going concern.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and have concluded that our disclosure controls and procedures are adequate.

(b)  Changes in Internal Control over Financial Reporting.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Each of our directors is elected by the stockholders to a term of one year and serves until his successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no committees.

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)

Michael J. West 4120 Boardman-Canfield Road Canfield, OH 44406	58	President, Chief Executive Officer and Director

Stephen H. West 16325 E. Dorado Ave. Centennial, CO 80045	56	Chief Financial Officer, Secretary and Director

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. These officers and directors are our only officers, directors, promoters and control persons.

Background Information about Our Officers and Directors

Michael J. West co-founded our Company with his wife in September 1992 and served as Vice-President, Secretary and a Director until September 2004 when he became the President and sole Director.  He also founded Medical Billing Assistance, Inc. (“Medical Billing”) in 1994.  Medical Billing was involved in electronic billing of medical claims to Medicare.  Medical Billing completed an acquisition of FCID Medical, Inc. in December 2010 and Mr. West resigned from all positions with Medical Billing at that time.  Mr. West received a Bachelor’s of Arts Degree in Biology from Wittenberg University in 1977.  He plans to continue devoting his full time to our affairs.  We believe that Mr. Michael West’s twenty years of experience serving as either our President or Vice President enables him to make valuable contributions to our Board of Directors.

Stephen H. West has served as Secretary, Treasurer, CFO and a Director of our company since September 2011.  He is the brother of Michael J. West.  He has been involved in the computer data storage market since 1978.  He spent twenty-two years at Storage Technology Corporation where he held positions as Director of Sales for their telecommunications region, Vice President and General Manager of the Western Region and Vice President of Global Accounts.  He co-founded PeakData Inc., a computer data storage company which focuses on sales and integration of enterprise storage solutions for Fortune 1000 companies in March 2001 and served as its Executive Vice president of Sales until January 2009.  Since January 2009, he has served as Director of Sales of Net Source, a computer storage company. From May 2007 until December 2010 he served as Secretary and a Director of Medical Billing Assistance, Inc. and he continued as a Director until April 2011.  Mr. West graduated from the University of Cincinnati with a BBA in 1978.  He plans to devote approximately 5 to 10 hours per month to our affairs.  We believe that Mr. Stephen West’s 34 years of sales and executive experience in the technology industry and his knowledge of our Company’s history qualify him to serve as a member of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Our officers, directors and 10% beneficial owners are not subject to Section 16(a).

Code of Ethics

To date, the Company has not adopted a code of ethics that applies to its executive officers because it only has two executive officers who are also board members.

Audit Committee

The Company is not listed for trading yet and does not yet have an audit committee.

Item 11.   Executive Compensation.

The following table sets forth information for our two most recently completed fiscal years concerning all of the compensation awarded to, earned by or paid to the executive officers named below.  No other employees earned a salary over $100,000 in the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael West	2012	$33,000	-	-	-	-	-	-	$33,000
	2011	$57,500	-	-	-	-	-	-	$57,500

Steve West	2012	-0-	-	-	-	-	-	-	$ -0-
	2011	-0-	-	-	-	-	-	-	$ -0-

We currently pay our President a salary of $3,000 per month and we intend to continue this during the next twelve months.  Our Chief Financial Officer is not paid a salary.  We do not have employment agreements with either of our executive officers.

Directors Compensation

Our directors have not been paid any compensation for serving as Directors of the Company and there are no present plans or understandings with respect to future compensation.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards on December 31, 2012.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 15, 2013, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Executive Officers named in the Summary Compensation Table, and (iv) all of our Officers and Directors as a Group:

Name and Address of Beneficial Owner	Beneficial Ownership	Approximate Percent Owned

Michael J. West 4120 Boardman-Canfield Road Canfield, OH 44406	8,300,000	87.4%

Stephen H. West 16325 East Dorado Avenue Centennial, CO 80015	300,000	3.2%

All Officers and Directors as a group (2 persons)	8,600,000	90.5%

Item 13.   Certain Relationships and Related Transactions and Director Independence.

During the months of February, March and April of 2011, the Company loaned a total of $13,500 to Michael J. West, our President, CEO and a director, and these loans were repaid in full during the period from May through October 2011.  No interest was charged on these loans.

In April 2012, we completed a $15,000 private placement to raise money to pay for some of the expenses of our initial public offering.  Stephen West and Michael West, officers and directors of our company, each purchased 300,000 shares of our common stock for $3,000 or $0.01 per share.

Item 14.   Principal Accounting Fees and Services.

Approval of Services

Pending establishment of an audit committee, the Board of Directors pre-approves all engagements for audit and non-audit services provided by the Company's principal accounting firm, Ronald R. Chadwick, P.C.

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for professional services rendered by our principal accounting firm, Ronald R. Chadwick, P.C., for the audit of the financial statements included in Form 10-K, and for the review of the interim condensed financial statements included in Form 10-Q, were approximately $13,160 and $0, respectively.

Audit Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for assurance and related services rendered by our current principal accounting firm, Ronald R. Chadwick, P.C., were approximately $0 and $0, respectively.

Tax Compliance/Preparation Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for professional services rendered by our principal accounting firm, Ronald R. Chadwick, P.C. for tax compliance, tax advice, and tax planning were approximately $0 and $0, respectively. Tax compliance services include the preparation of income tax returns filed with the Internal Revenue Service. Tax advice and planning services included assistance with implementation of tax planning strategies and consultation on other tax matters.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2012 and 2011 for all other professional services rendered by our principal accounting firm Ronald R. Chadwick, P.C. were approximately $0 and $0, respectively. Other services consisted of assistance with the interpretation of new accounting standards and other related services.

Board of Directors Pre-Approval Process, Policies and Procedures

Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Board of Directors. Our principal auditors have informed our Board of Directors of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Board of Directors prior to commencing such services.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

1.           Consolidated Financial Statements.  See the Consolidated Financial Statements starting on page 27.

2.           Exhibits.  The exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, and filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANFIELD MEDICAL SUPPLY, INC. (Registrant)

Date: April 15, 2013	By: /s/ Michael J. West
Name: Michael J. West Title: President and CEO (Principal Executive Officer)

Date: April 15, 2013	By: /s/ Stephen H. West
Name: Stephen H. West Title: Chief Financial Officer, (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Name	Title	Date

/s/ Michael J. West	President, CEO (Principal Executive	April 15, 2013
Michael J. West	Officer) and Director

/s/ Stephen H. West	Chief Financial Officer (Principal	April 15, 2013
Stephen H. West	Financial and Principal Accounting
Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with Form S-1 filed with the SEC on July 12, 2012)

3.2	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form S-1 filed with the SEC on July 12, 2012)

31.1	Certification by CEO (filed herewith electronically)

31.2	Certification by CFO (filed herewith electronically)

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

101	XBRL Exhibits