Form 10-K/A
period 2012-12-31
Canfield Medical Supply, Inc.
filed 2013-04-24
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes  ☑No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes   ☑No

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑Yes  ☐No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). ☐Yes   ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $9,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 15, 2013 the registrant had 9,500,000 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Canfield Medical Supply, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 15, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit Number	Description

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with Form S-1 filed with the SEC on July 12, 2012)

3.2	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form S-1 filed with the SEC on July 12, 2012)

31.1*	Certification by CEO (filed herewith electronically)

31.2*	Certification by CFO (filed herewith electronically)

32.1*	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.2*	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

101	XBRL Exhibits

* Previously filed on April 15, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANFIELD MEDICAL SUPPLY, INC. (Registrant)

Date: April 24, 2013	By: /s/ Michael J. West
Name: Michael J. West Title: President and CEO (Principal Executive Officer)

Date: April 24, 2013	By: /s/ Stephen H. West
Name: Stephen H. West Title: Chief Financial Officer, (Principal Financial and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K/A was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Name	Title	Date

/s/ Michael J. West	President, CEO (Principal Executive	April 24, 2013
Michael J. West	Officer) and Director

/s/ Stephen H. West	Chief Financial Officer (Principal	April 24, 2013
Stephen H. West	Financial and Principal Accounting
Officer) and Director