Form 10-Q
period 2013-03-31
Canfield Medical Supply, Inc.
filed 2013-05-09
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 333-182639

CANFIELD MEDICAL SUPPLY, INC.
(Name of registrant in its charter)

Colorado	34-1720075
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

4120 Boardman Canfield Road, Canfield, Ohio 44406
(Address of principal executive offices)

(330) 533-1914
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐  Yes   ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On May 6, 2013, there were 9,500,000 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
BALANCE SHEETS

		March 31, 2013
	Dec. 31, 2012	(Unaudited)

ASSETS

Current assets
Cash	$7,352	$5,070
Accounts receivable	14,459	19,668
Total current assets	21,811	24,738

Total Assets	$21,811	$24,738

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$20,633	$22,680
Notes payable	85,500	85,000
Related party payable	6,000	13,500
Accrued interest payable	-	47
Total current liabilities	112,133	121,227

Total Liabilities	$112,133	$121,227

Stockholders' Equity
Preferred stock, no par value;
5,000,000 shares authorized;
No shares issued & outstanding	-	-
Common stock, no par value;
100,000,000 shares authorized;
9,500,000 shares issued and outstanding	15,500	15,500
Additional paid in capital	-	-
Retained earnings (deficit)	(105,822)	(111,989)

Total Stockholders' Equity	(90,322)	(96,489)

Total Liabilities and Stockholders' Equity	$21,811	$24,738

The accompanying notes are an integral part of the financial statements.

CANFIELD MEDICAL SUPPLY, INC
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2012	Mar. 31, 2013

Sales (net of returns)	$76,255	$73,354
Consulting revenue	-	-
Other revenue	-	-
Cost of goods sold	33,906	29,025

Gross profit	42,349	44,329

Operating expenses:
General and administrative	55,569	49,915
	55,569	49,915

Income (loss) from operations	(13,220)	(5,586)

Other income (expense):
Interest income	1	-
Interest expense	(837)	(581)
	(836)	(581)

Income (loss) before
provision for income taxes	(14,056)	(6,167)

Provision for income tax	-	-

Net income (loss)	$(14,056)	$(6,167)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	8,500,000	9,500,000

The accompanying notes are an integral part of the financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2012	Mar. 31, 2013

Cash Flows From Operating Activities:
Net income (loss)	$(14,056)	$(6,167)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Accounts receivable	(130)	(5,209)
Accounts payable	(3,067)	9,547
Accrued interest payable	(277)	47
Net cash provided by (used for)
operating activities	(17,530)	(1,782)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for)
investing activities	-	-

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

(Continued From Previous Page)

	Three Months	Three Months
	Ended	Ended
	Mar. 31, 2012	Mar. 31, 2013

Cash Flows From Financing Activities:
Notes payable - payments	$(1,000)	$(500)
Sales of common stock	15,000	-
Net cash provided by (used for)
financing activities	14,000	(500)

Net Increase (Decrease) In Cash	(3,530)	(2,282)

Cash At The Beginning Of The Period	6,431	7,352

Cash At The End Of The Period	$2,901	$5,070

Schedule Of Non-Cash Investing And Financing Activities

None

Supplemental Disclosure

Cash paid for interest	$1,114	$534
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Canfield Medical Supply, Inc. (the “Company”), was incorporated in the State of Ohio on September 3, 1992 and changed domicile to Colorado on April 18, 2012. The Company sells medical supplies to clinics, hospitals and other end users.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements (unaudited) and Notes to Financial Statements (unaudited) filed herein.

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2013 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012.

Revenues for the three months ended March 31, 2013 were $73,354 as compared to the revenues of $76,255 for the three months ended March 31, 2012.  There is no specific reason for the small decline in revenue in the most recent three months.

Cost of goods sold for the three months ended March 31, 2013 were $29,025 as compared to cost of goods sold for the three months ended March 31, 2012 of $33,906.  The 14% decrease in the latest three month period was due to the small decrease in revenues in the same period.

The only operating expenses during these periods consisted of general and administrative expenses which were $49,915 in the three months ended March 31, 2013 as compared to $55,569 for the three months ended March 31, 2012.  The decrease was due to legal and accounting expenses incurred in 2012 in connection with the registration statement for the initial public offering.

The net loss for the three months ended March 31, 2013 was $6,167 as compared to a net loss of $14,056 for the three months ended March 31, 2012.  The primary reason for the reduced loss in the first quarter of 2013 was the $5,654 reduction in operating expenses in the most recent period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had negative working capital of ($96,489) compared to negative working capital of ($90,322) as of December 31, 2012.

Net cash used for operating activities during the three months ended March 31, 2013 was $1,782 as compared to net cash used for operating activities in the three months ended March 31, 2012 of $17,530.  The primary reasons for the improvement were the $7,889 reduction in the amount of the net loss and the increase in accounts payable.

Net cash used for financing activities during the three months ended March 31, 2013 was $500 as compared to $14,000 provided by financing activities in the three months ended March 31, 2012.  The Company sold shares of its common stock during the three months ended March 31, 2012 to raise $15,000 to help pay for the costs of the initial public offering.

CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

Item 1A.  Risk Factors.

Not applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

  None.

Item 3.    Defaults Upon Senior Securities.

Not applicable.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

Not applicable.

Item 6.    Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of CEO and Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

31.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

101	XBRL Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANFIELD MEDICAL SUPPLY, INC.

Date: May 8, 2013	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: May 8, 2013	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)