Form 10-Q
period 2013-06-30
Canfield Medical Supply, Inc.
filed 2013-08-02
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On July 30, 2013, there were 9,500,000 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)

ASSETS

Current assets
Cash	$6,012	$7,352
Accounts receivable	16,497	14,459
Total current assets	22,509	21,811

Total Assets	$22,509	$21,811

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$28,542	$20,633
Notes payable	84,000	85,500
Related party payable	13,500	6,000
Total current liabilities	126,042	112,133

Total Liabilities	$126,042	$112,133

Stockholders' Equity
Preferred stock, no par value; 5,000,000 shares authorized; No shares issued & outstanding	$-	$-
Common stock, no par value; 100,000,000 shares authorized; 9,500,000 shares issued and outstanding	15,500	15,500
Additional paid in capital	-	-
Retained earnings (deficit)	(119,033)	(105,822)

Total Stockholders' Equity	(103,533)	(90,322)

Total Liabilities and Stockholders' Equity	$22,509	$21,811

The accompanying notes are an integral part of the financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Sales (net of returns)	$82,366	$79,219	$155,720	$155,474
Cost of goods sold	40,847	35,654	69,872	69,560

Gross profit	41,519	43,565	85,848	85,914

Operating expenses:
General and administrative	47,487	35,086	97,402	90,655
Total operating expense	47,487	35,086	97,402	90,655

Income (loss) from operations	(5,968)	8,479	(11,554)	(4,741)

Other income (expense):
Interest income	-	1	-	2
Interest expense	(1,076)	(839)	(1,657)	(1,676)
Total other income (expense)	(1,076)	(838)	(1,657)	(1,674)

Income (loss) before provision for income taxes	(7,044)	7,641	(13,211)	(6,415)

Provision for income tax	-	-	-	-

Net income (loss)	$(7,044)	$7,641	$(13,211)	$(6,415)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	9,500,000	9,500,000	9,500,000	9,500,000

The accompanying notes are an integral part of the financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012

Cash Flows From Operating Activities:
Net income (loss)	$(13,211)	$(6,415)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Accounts receivable	(2,038)	(1,081)
Accounts payable	7,909	(5,646)
Accrued interest payable	-	(277)
Net cash provided by (used for) operating activities	(7,340)	(13,419)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Notes payable - payments	(1,500)	(1,750)
Related party payable	7,500	-
Sales of common stock	-	15,000
Net cash provided by (used for) financing activities	6,000	13,250

Net Increase (Decrease) In Cash	(1,340)	(169)

Cash At The Beginning Of The Period	7,352	6,431

Cash At The End Of The Period	$6,012	$6,262

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$1,657	$1,800
Cash paid for income taxes	$-	$-

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2013 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012.

Revenues for the three months ended June 30, 2013 were $82,366 as compared to the revenues of $79,219 for the three months ended June 30, 2012.  There is no specific reason for the small increase in revenue in the most recent three months.

Cost of goods sold for the three months ended June 30, 2013 were $40,847 as compared to cost of goods sold for the three months ended June 30, 2012 of $35,654.  The 15% increase in the latest three month period was due to the small increase in revenues in the same period.

The only operating expenses during these periods consisted of general and administrative expenses which were $47,487 in the three months ended June 30, 2013 as compared to $35,086 for the three months ended June 30, 2012.  The increase of $12,401 was primarily due to $6,750 in additional legal and accounting costs related to SEC compliance and a $6,100 increase in salaries.

The net loss for the three months ended June 30, 2013 was ($7,044) as compared to a net income of $7,641 for the three months ended June 30, 2012.  The primary reason for the change from a small income in 2012 to a small loss in 2013 was the $12,401 increase in operating expenses in the three months ended June 30, 2013.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2013 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012.

Revenues for the six months ended June 30, 2013 were $155,720 as compared to the revenues of $155,474 for the six months ended June 30, 2012.  There is no specific reason for the very small increase in revenue in the most recent six months.

Cost of goods sold for the six months ended June 30, 2013 were $69,872 as compared to cost of goods sold for the six months ended June 30, 2012 of $69,560.  The very small increase in the latest period was due to the very small increase in revenues in the same period.

The only operating expenses during these periods consisted of general and administrative expenses which were $97,402 in the six months ended June 30, 2013 as compared to $90,655 for the six months ended June 30, 2012.  The $6,747 increase was primarily due to increases in legal and accounting costs and a small increase in salaries.
The net loss for the six months ended June 30, 2013 was ($13,211) as compared to a net loss of ($6,415) for the six months ended June 30, 2012.  The primary reason for the increased loss in the first six months of 2013 was the $6,747 increase in operating expenses in the 2013 six month period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had negative working capital of ($103,533) compared to negative working capital of ($90,322) as of December 31, 2012.

Net cash used for operating activities during the six months ended June 30, 2013 was $7,340 as compared to net cash used for operating activities in the six months ended June 30, 2012 of $13,419.  The primary reason for the improvement was the $13,555 increase in accounts payable.

Net cash provided by financing activities during the six months ended June 30, 2013 was $6,000 as compared to $13,250 provided by financing activities in the six months ended June 30, 2012.  The Company sold shares of its common stock during the six months ended June 30, 2012 to raise $15,000 to help pay for the costs of the initial public offering.

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended December 31, 2011 and 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  There is substantial doubt about our ability to continue as a going concern as we have losses for the year ended December 31, 2011 of ($53,096), for the year ended December 31, 2012 of ($12,635) and a negative working capital and a stockholders’ deficit.

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

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: July 31, 2013	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: July 31, 2013	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)

11