Form 10-Q
period 2013-09-30
Canfield Medical Supply, Inc.
filed 2013-11-13
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On October 31, 2013, there were 9,750,800 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
BALANCE SHEETS

	Dec. 31, 2012	Sept 30., 2013
		(Unaudited)

ASSETS

Current assets
Cash	$7,352	$28,888
Accounts receivable	14,459	46,162
Total current assets	21,811	75,050

Total Assets	$21,811	$75,050

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$20,633	$36,293
Related party payables	6,000	7,500
Notes payable	85,500	83,250
Total current liabilities	112,133	127,043

Total Liabilities	$112,133	$127,043

Stockholders' Equity
Preferred stock, no par value; 5,000,000 shares authorized; No shares issued & outstanding	$-	$-
Common stock, no par value; 100,000,000 shares authorized; 9,500,000 (2012) and 9,750,800 (2013) shares issued and outstanding	15,500	78,200
Additional paid in capital	-	-
Retained earnings (deficit)	(105,822)	(130,193)

Total Stockholders' Equity	(90,322)	(51,993)

Total Liabilities and Stockholders' Equity	$21,811	$75,050

The accompanying notes are an integral part of the financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	Sept. 30,		Sept. 30,
	2012	2013	2012	2013

Sales (net of returns)	$89,653	$141,849	$245,127	$297,569
Consulting revenue	-	-	-	-
Other revenue	-	-	-	-
Cost of goods sold	32,169	78,520	101,729	148,392

Gross profit	57,484	63,329	143,398	149,177

Operating expenses:
General and administrative	53,542	73,335	144,197	170,737
	53,542	73,335	144,197	170,737

Income (loss) from operations	3,942	(10,006)	(799)	(21,560)

Other income (expense):
Interest income	5	8	7	8
Interest expense	(944)	(1,162)	(2,620)	(2,819)
	(939)	(1,154)	(2,613)	(2,811)

Income (loss) before provision for income taxes	3,003	(11,160)	(3,412)	(24,371)

Provision for income tax	-	-	-	-

Net income (loss)	$3,003	$(11,160)	$(3,412)	$(24,371)

Net income (loss) per share
(Basic and fully diluted)	$0.00	$(0.00)	$0.00	$0.00

Weighted average number of common shares outstanding	9,500,000	9,625,400	9,166,667	9,541,800

The accompanying notes are an integral part of the financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	Sept. 30,
	2012	2013

Cash Flows From Operating Activities:
Net income (loss)	$(3,412)	$(24,371)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Accounts receivable	(6,807)	(31,703)
Accounts payable	(5,708)	15,660
Accrued interest payable	(277)	-
Net cash provided by (used for) operating activities	(16,204)	(40,414)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Notes payable - payments	(2,500)	(2,250)
Related party payable	5,000	1,500
Sales of common stock	15,000	62,700
Net cash provided by (used for) financing activities	17,500	61,950

Net Increase (Decrease) In Cash	1,296	21,536

Cash At The Beginning Of The Period	6,431	7,352

Cash At The End Of The Period	$7,727	$28,888

Schedule Of Non-Cash Investing And Financing Activities
None

Supplemental Disclosure
Cash paid for interest	$2,620	$2,819
Cash paid for income taxes	$-	$-

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2012.

Revenues for the three months ended September 30, 2013 were $141,849 as compared to the revenues of $89,653 for the three months ended September 30, 2012.  The 58% increase in sales in the most recent three months was due to the large increase in number of patients the Company is billing.  The Company won the competitive bidding with Medicare in the Mahoning Valley for wheelchairs, enteral tube feeding and pressure reduction services which was effective July 1, 2013, and as a result, the Company’s patient census has increased from an average of approximately 85 prior to July 1 to about 170 patients by the end of the third quarter.

Cost of goods sold for the three months ended September 30, 2013 were $78,520 as compared to cost of goods sold for the three months ended September 30, 2012 of $32,169.  The 144% increase in cost of goods sold is primarily due to the increase in sales and inventory levels resulting from the competitive bidding.  The profit margins declined because of a 45% reduction in the Medicare payment for the Company’s products.  The significant increase in sales has also forced the Company to more than triple its inventory of certain products in order to accommodate the patient demand.

The only operating expenses during these periods consisted of general and administrative expenses which were $73,335 in the three months ended September 30, 2013 as compared to $53,542 for the three months ended September 30, 2012.  The 37% increase in operating expenses was due to a significant increase in hours worked by hourly employees, the addition of 2 more part-time employees and the addition of one delivery van.

The net loss for the three months ended September 30, 2013 was ($11,160) as compared to a net income of $3,003 for the three months ended September 30, 2012.  The primary reason for the change from a small income in 2012 to a small loss in 2013 was the $19,793 increase in operating expenses in the three months ended September 30, 2013.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2012.

Revenues for the nine months ended September 30, 2013 were $297,569 as compared to the revenues of $245,127 for the nine months ended September 30, 2012.  The 21% increase in sales is primarily due to the significant increase in sales for the most recent three months of the nine month period due to winning the competitive bidding described above in the three month comparisons.

Cost of goods sold for the nine months ended September 30, 2013 were $148,392 as compared to cost of goods sold for the nine months ended September 30, 2012 of $101,729.  The 46% increase in cost of goods sold is primarily due to the increase in the sales volume in the last three months of the nine month period combined with the fact that since July 1, 2013, Medicare has reduced the amount it is paying the Company for its products.  The Company has also recently been forced to more than triple its inventory of certain products in order to accommodate the patient demand.

The only operating expenses during these periods consisted of general and administrative expenses which were $170,737 in the nine months ended September 30, 2013 as compared to $144,197 for the nine months ended September 30, 2012.  The 18% increase in operating expenses was due to an increase in operating expenses in the last three months of the nine month period.  This increase was due to a significant increase in hours worked by hourly employees, the addition of 2 more part-time employees and the addition of one delivery van.

The net loss for the nine months ended September 30, 2013 was ($24,371) as compared to a net loss of ($3,412) for the nine months ended September 30, 2012.  The primary reason for the increased loss in the first nine months of 2013 was the $26,540 increase in operating expenses in the 2013 nine month period which was due to competitive bidding.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had negative working capital of ($51,993) compared to negative working capital of ($90,322) as of December 31, 2012.

Net cash used for operating activities during the nine months ended September 30, 2013 was $40,414 as compared to net cash used for operating activities in the nine months ended September 30, 2012 of $16,204.  The primary reason for the $24,210 increase in cash used for operating activities was the $20,959 increase in net loss.

Net cash provided by financing activities during the nine months ended September 30, 2013 was $61,950 as compared to $17,500 provided by financing activities in the nine months ended September 30, 2012.  The Company received $62,700 in gross proceeds from its initial public offering during September 2013.

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended December 31, 2012 and 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  There is substantial doubt about our ability to continue as a going concern as we have losses for the year ended December 31, 2011 of ($53,096), for the year ended December 31, 2012 of ($12,635) and a negative working capital and a stockholders’ deficit.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

We received a total of $62,700 in gross proceeds from the sale of 250,800 shares of common stock in our initial public offering which was closed on September 10, 2013.  The effective date of the registration statement for our initial public offering was February 12, 2013 and the SEC file number was 333-182639.  The offering terminated on September 10, 2013, which was the end of the offering period, and 949,200 shares which were registered for sale by the Company were not sold.

The Company has paid a total of $60,082 for offering expenses as follows:  legal fees and SEC filing fees ($26,885); accounting and auditing fees ($29,160); escrow agent fees ($3,729); and printing expenses ($308).  There were no payments made to officers or directors of the Company or to affiliates of the Company.  The net offering proceeds after deducting the above expenses was $2,618.  Since the offering was closed, the only other expenditure from the offering proceeds through October 31, 2013 was the payment of $15,000 to a broker-dealer to get the Company’s common stock OTC eligible.

The registration statement also registered 1,500,000 shares of common stock to be offered by the selling shareholders.  The selling shareholders have not started offering any of their shares for sale.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: November 12, 2013	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: November 12, 2013	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)

11