Form 10-K
period 2013-12-31
Canfield Medical Supply, Inc.
filed 2014-04-15
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 333-182639

Canfield Medical Supply, Inc.
(Exact name of registrant as specified in its charter)

Colorado	34-1720075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4120 Boardman-Canfield Road, Canfield, Ohio	44406
(Address of principal executive offices)	(Zip Code)

Registrant's Telephone Number, including area code: (330) 533-1914

Securities Registered pursuant to Section 12(b) of the Act:  None

Securities Registered pursuant to Section 12(g) of the Act:  Common Stock, No Par Value

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). ☐ Yes   ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $225,000.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 11, 2014 the registrant had 9,750,800 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CANFIELD MEDICAL SUPPLY, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

TABLE OF CONTENTS

PART I

		Page

Item 1.	Business	3
Item 1A.	Risk Factors	19
Item 1B.	Unresolved Staff Comments	19
Item 2.	Properties	19
Item 3.	Legal Proceedings	19
Item 4.	Mine Safety Disclosures	19

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	30
	Signatures	31

PART I

Item 1.  Business.

General Information

Canfield Medical Supply, Inc. (“the Company”, “it”, “we’, “us” or “our”) was incorporated in the State of Ohio on September 3, 1992.  On April 18, 2012 it changed its domicile to the State of Colorado by merging with a newly formed Colorado subsidiary.

We commenced our operations in September 1992.  Initially we operated as a compounding pharmacy providing Intradialytic Parenteral Nutrition (a means of providing additional nutrition to patients on dialysis) to patients with End Stage Renal Disease who had experienced excessive weight loss due to intestinal malabsorption.  We also provided pharmacy services to patients who required intravenous antibiotic therapy, home total parenteral nutrition and home enteral nutrition. (Enteral nutrition involves absorption of the drug through the gastrointestinal tract and parenteral nutrition involves administering the drug/nutrition in some way other than the digestive tract.)  We also provided various nebulizer medications for patients with chronic obstructive pulmonary disease. (A nebulizer is a device used to administer medication in the form of a mist inhaled into the lungs.) We ceased pharmacy operations in May 2002 in response to significant reductions in reimbursement by Medicare, Medicaid and Private Insurance Companies, and changed our focus to providing quality home medical equipment and supplies to patients in our geographical area.

Business

      We are a provider of home medical equipment, supplies and services (which relate to the equipment sales) in Ohio’s Mahoning Valley, with an emphasis on providing for patients with mobility related limitations.  We also sell to patients in Western Pennsylvania and Northern West Virginia.  We typically provide equipment, supplies and services to people who have had strokes, hip or knee replacements, and other surgeries after they are discharged from a hospital or rehab center.  We provide almost any medical equipment and supplies these persons need in order that they can remain in their homes. We have been in business for the past 21 years and have developed relationships with many of the local physicians, discharge planners for hospitals and rehab facilities, nursing services and home health agencies.

We operate in only one segment, which is home medical equipment and supplies.  We also provide the services described below along with the equipment and supplies, but most of our revenue is derived from the sale of equipment and supplies.  Most of the equipment and supplies that we sell are prescribed by a physician and are part of a care plan.  We provide substantial benefits to both patients and payors by allowing patients to receive necessary care and services in the comfort of their own home while reducing the cost of treatment.  Our services include:

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

Compelling in-home economics.  Between 2010 and 2020, the nation’s healthcare spending is projected to increase to $4.6 trillion, growing at an average annual rate of 5.8 % according to the Centers for Medicare and Medicaid Services (“CMS”).  The rising cost of healthcare has caused many payors to look for ways to contain costs and home healthcare is increasingly sought out as an attractive, cost-effective, clinically appropriate alternative to expensive facility-based care.

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

We also participate in the Ohio Medicaid program and our agreement with the Ohio Department of Jobs and Family Services expires on July 31, 2017, at which time we must apply for a new agreement.

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

In 2012, we submitted bids in Medicare’s Round 2 of competitive bidding.  In addition to our local Youngstown-Warren market area, we also submitted bids in four additional Ohio markets of Akron, Columbus, Dayton and Toledo.  We won the bid for our local market area for wheel chairs, enteral tube feeding, and pressure reduction surfaces and as a result our patient census has increased from approximately 85 prior to July 1, 2013 to about 250 by December 31, 2013.

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

We do not manufacture any of the products and supplies that we sell to our customers.  We do not have exclusive relationships with any of these suppliers/manufacturers.  When the products we sell come with warranties, we are usually the person who the customer contacts when they have any kind of issue covered by a warranty.  We then go to the manufacturer and order the part needed or otherwise take care of the problem.  We do not warranty any products ourselves.

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

Payors.  We derive substantially all of our revenues from third-party payors, including private insurers, Medicare, Medicaid and managed care organizations.  For the year ended December 31, 2013 approximately 63% of our net revenues were derived from Medicare and Medicaid.  Generally, each third-party payor has specific requirements, which must be met before claim submission will result in payment.  We have procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation.  Notwithstanding these measures, violation of these requirements may still occur and could result in the termination of a contract with a payor, the repayment of amounts previously received or other potentially significant liability.  When the third party payor is a governmental entity, violations of these requirements could subject us to civil, administrative and criminal enforcement actions.

           Medicare Claims.  Most Medicare claims are paid within 30 to 60 days of submission. High dollar claims such as powerchairs and pressure reduction surfaces require increased scrutiny by Medicare.  Such high dollar claims frequently are singled out for pre-payment audits, which require all hard copy documentation of the patient’s condition by the physician be sent in to Medicare prior to receiving payment.  These claims take a minimum of 60 days to process and denials must be appealed.  All subsequent claims to Medicare for rental payments for the denied equipment continue to be denied until the appeal process is finished.  All of these claims require additional time to be completed and sometimes require phone calls to patients and doctors to reconcile.  Management is constantly reviewing unpaid claims to determine their status and claims are not written off until all attempts to collect payment from Medicare have been exhausted.

Medicaid Claims.  Based on our results for the last three years, approximately 70% of our Medicaid claims are paid within 30 days.  Any claims not paid within 30 days usually have a billing error that has not been resolved by management and end up getting resolved and paid within an additional 30 to 60 days.

Self-pay Claims.  Approximately 10% of our business during the year ended December 31, 2013 was comprised of self-pay business.  This business represents persons who come into our store and purchase items not covered by insurance and patients who already may be purchasing something from us that is covered by insurance and they desire to purchase something additional that is not covered by insurance.  Some of these customers pay for their product at the time of purchase and we send or deliver invoices to the others.  These invoices request payment on receipt of the invoice.  We consider these receivables delinquent once they are 180 days late.  We rely on our past collection experience with other patients for similar or different products to determine if any of such receivables are still collectible.  The amount of self-pay receivables over 90 days was $46 on December 31, 2013.

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

With respect to rentals of power chairs, once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery.  The Company recognizes rental revenue ratably over the 13-month service period.  Routine maintenance and servicing of the equipment is the responsibility of the Company.

Marketing

We market our products and services primarily to physicians, discharge planners for hospitals and rehab facilities, nursing services, companies that provide home care companions and aides, home health agencies and case managers.  Our marketing is primarily done by our President who has developed relationships with many of the persons we market to in the course of his dealings with prior patients who purchased our products or services over the past 21 years that we have been in business.  Most of our marketing consists of face-to-face meetings and in-service education with the staff at facilities we provide service to.  We also provide educational pamphlets and product specific brochures to go along with marketing materials such as pens, scratch pads, calendars and prescription pads.

One of the marketing steps we have taken is to be accredited by The Joint Commission, which is a nationally recognized organization that develops standards for various healthcare industry segments and monitors compliance with those standards through voluntary surveys of participating providers.  We have been accredited by The Joint Commission since 2008.  As the home healthcare industry has grown and accreditation has become a mandatory requirement for Medicare DMEPOS providers, the need for objective quality measurements has increased.  Accreditation is also widely considered a prerequisite for entering into contracts with managed care organizations and is required for Medicare competitive bidding.  Because accreditation is expensive and time consuming, not all providers choose to undergo the process.

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

We intend to enhance this website so that online sales can be made on the website once we have funding available.  We intend to contract with a leading web store builder program that offers a wealth of features to expand our business and provide support as our business grows.  This program will make it easy to launch and maintain our web store.  We hope to build a state-of-the-art ecommerce site that reflects our brands and puts our Company on a fast track to leveraging the sales opportunities on the Internet.  This whole process could be accomplished in only a manner of weeks once funding is available and will not require any computers to be purchased, no software license and no additional staff to hire.

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

Medicare and Medicaid Revenues.  In the years ended December 31, 2013 and 2012, approximately 63% and 60% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively.  No other third-party payor represented more than 10% of our total net revenues for the year ended December 31, 2013.  The majority of our revenues are derived from sales of equipment and supplies we sell to patients for patient care under fee-for-service arrangements.   Fee-for-service is a payment model where services are unbundled and paid for separately and occurs when doctors and other health care providers receive a fee for each service such as an office visit, test or procedure.  Since most of the manufacturers of the products we sell do not provide direct patient care, our services primarily involve providing in-home-delivery, set-up and maintenance of home medical equipment.  We do not have ongoing arrangements with patients or medical providers other than rental agreements that we have for wheel chairs and hospital beds.

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

The Reform Package also includes changes to the Medicare DMEPOS competitive bidding program. Significantly, Round 2 of the competitive bidding program has been expanded from 70 to 91 of the largest MSAs. In August 2011, CMS announced the product categories that would be included in Round 2.  Round 2 included the majority of the same product categories, but CMS expanded the program by, among other things, (i) combining standard power wheelchairs and manual wheelchairs into a single new product category, and (ii) expanding the Support Surfaces (Group 2 mattresses and overlays) category across all Round 2 markets.  Approximately $75,000.00 of our net revenues for the fiscal year ending December 31, 2013 were subject to competitive bidding.

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

The DMEPOS items and services that were not in a product category subject to competitive bidding in Round 1 received a 5.0% CPI-U payment update in 2009. For 2010, the CPI-U was -1.4%. However, annual DMEPOS payment updates were not permitted to be negative according to statute. Therefore, the CPI update in 2010 was 0%. The Reform Package makes changes to Medicare DMEPOS fee schedule payments for 2011 and subsequent years. The CPI-U payment update will now be adjusted annually by a new “multi-factor productivity adjustment” measurement which may result in negative DMEPOS payment updates. While CPI-U for 2011 was +1.1%, the “multi-factor productivity adjustment” was -1.2%, so the net result was a 0.1% decrease in DMEPOS fee schedule payments in 2011 for items and services not included in an area subject to competitive bidding. The CPI-U for 2012 is +3.6%, but the “multi-factor productivity adjustment” remains -1.2%, so the net result is a 2.4% increase in DMEPOS fee schedule payments in 2012 for items and services not included in an area subject to competitive bidding.  The fee schedule increase for 2013 is approximately 1%.

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

           The impact of changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through December 31, 2013. We cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this “Government Regulation” section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates. However, given the recent significant increases in industry audit volume and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

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

Employees

As of December 31, 2013, we had two full-time and four part-time employees.  None of our employees were represented by a labor union or other labor organization.

Item 1A.   Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

Our offices are located at 4120 Boardman-Canfield Road, Canfield, Ohio 44406.  We rent our offices pursuant to a three year lease extension which expires on April 20, 2014.  Our monthly rent is approximately $2,300, plus costs.

Item 3.    Legal Proceedings.

No legal proceedings are currently  pending or  threatened to the best of our knowledge.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Ranges of Common Stock

Our stock has not yet commenced trading.

Aggregate Number of Holders of Common Stock

The number of record holders of our common stock on April 11, 2014 was approximately 35.

Dividends

Holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors. We have not paid any cash dividends on our common stock and do not anticipate paying any in the foreseeable future. Management's current policy is to retain earnings, if any, for use in our operations and for expansion of the business.

Use of Proceeds

Our initial public offering closed on September 10, 2013, and a total of 250,800 shares were sold at a price of $0.25 per share.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Equity Compensation Plan Information

We do not have any compensation plans or stock option plans.

Recent Sales of Unregistered Securities

We did not have any sales of unregistered securities during the last three months of the year ended December 31, 2013.

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

Results of Operation for the year ended December 31, 2013 as compared to the year ended December 31, 2012

Revenues for the year ended December 31, 2013 were $447,528 as compared to the revenues of $308,731 for the year ended December 31, 2012.  The 45% increase in sales is primarily due to the significant increase in sales for the most recent six months due to winning the competitive bidding described elsewhere.

Cost of goods sold for the year ended December 31, 2013 were $236,270 as compared to $131,011 for the year ended December 31, 2012.  The 80% increase in cost of goods sold is primarily due to the increase in the sales volume in the last six months of the year ended December 31, 2013, combined with the fact that since July 1, 2013, Medicare has reduced the amount it is paying the Company for its products.  The Company has also recently been forced to carry inventory of certain products in order to accommodate the patient demand.

General and administrative expenses for the year ended December 31, 2013 were $236,454 as compared to $187,035 for the year ended December 31, 2012.  The 26.4% increase in operating expenses was due to an increase in operating expenses in the last six months of the year.  This increase was due to a significant increase in hours worked by six hourly employees, the addition of two more part-time employees and the increase in the compliance costs associated with becoming a public company.  Such costs include legal fees, accounting and audit fees, transfer agent expenses and printing.

During the year ended December 31, 2013 we had a net loss of $30,968 as compared to a net loss of $12,635 for the year ended December 31, 2012.  The primary reason for the increased loss in the year ended December 31, 2013 was the $49,419 increase in operating expenses for the year ended December 31, 2013, which was due to competitive bidding and such expenses as described above.

Liquidity and Capital Resources

           As of December 31, 2013, we had a working capital deficit of $(93,448) compared to a working capital deficit of ($90,322) as of December 31, 2012.  Our cash balance on December 31, 2013 was $669 compared to $7,352 as at December 31, 2012.

           Net cash used in operating activities was $35,650 during the year ended December 31, 2013 as compared to net cash used in operating activities of $16,829 during the year ended December 31, 2012.  The primary reason for the $18,821 increase in cash used for operating activities was the increase in net loss between the two periods, and inventory of $12,542.

We neither used nor generated cash from investing activities during the twelve months ended December 31, 2013 or 2012.

There was $28,967 of cash flows provided by financing activities during the year ended December 31, 2013 as compared to $17,750 provided by financing activities during the year ended December 31, 2012.  The cash flows from financing activities in the year ended December 31, 2013 included the $33,915 in net proceeds from our initial public offering which closed in September 2013.

We believe that our recent public offering will provide sufficient capital in the short term for our current level of operations. This is because we believe that we can generate sufficient sales and services within our present organizational structure and resources to become profitable in our operations by December 31, 2014.  Additional resources will be needed to build our web store and to otherwise increase advertising and marketing.

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

Item 8.    Financial Statements and Supplementary Data.

CANFIELD MEDICAL SUPPLY, INC.
Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders' Deficit	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 - F-12

Cutler & CO., LLC.
Certified Public Accountants
12191 West 64th Avenue, Suite 205B
Arvada, Colorado 80004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Canfield Medical Supply, Inc.
Canfield, Ohio 44406

We have audited the accompanying balance sheet of Canfield Medical Supply, Inc. as of December 31, 2013, and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of December 31, 2012, and for the year then ended were audited by another auditor who expressed an unqualified opinion on April 15, 2013.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canfield Medical Supply, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements the Company has suffered a loss from operations and has negative working capital and a stockholders’ deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CUTLER & CO., LLC

Arvada, Colorado
April 15, 2014

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

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
April 15, 2013	Ronald R. Chadwick, P.C.

CANFIELD MEDICAL SUPPLY, INC. BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS
Current Assets
Cash	$669	$7,352
Accounts receivable	30,921	14,459
Inventory	12,542	-
Total Current Assets	44,132	21,811

Equipment, net of accumulated depreciation of $1,912	23,857	-

Total Assets	$67,989	$21,811

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	43,043	20,633
Notes payable, related parties	8,500	6,000
Line of credit	82,500	85,500
Current portion of long-term debt	3,537	-
Total Current Liabilities	137,580	112,133

Long-term debt	17,784	-

Total Liabilities	155,364	112,133

Stockholders' Deficit
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 9,750,800 (2013) and 9,500,000 (2012) shares issued and outstanding	49,415	15,500
Accumulated deficit	(136,790)	(105,822)

Total Stockholders' Deficit	(87,375)	(90,322)

Total Liabilities and Stockholders' Deficit	$67,989	$21,811

The accompanying notes are an integral part of the financial statements.

CANFIELD MEDICAL SUPPLY, INC. STATEMENTS OF OPERATIONS

	Year Ended December 31, 2013	Year Ended December 31, 2012

Revenue (net of returns)	$447,528	$308,731

Cost of goods sold	236,270	131,011

Gross profit	211,258	177,720

Operating expenses:
General and administrative	236,454	187,035
Depreciation	1,912	-
	238,366	187,035

Income (loss) from operations	(27,108)	(9,315)

Other income (expense):
Interest expense	(3,860)	(3,320)

Income (loss) before provision for income taxes	(30,968)	(12,635)

Provision for income tax	-	-

Net income (loss)	$(30,968)	$(12,635)

Net income (loss) per share (basic and fully diluted)	$0.00 *	$0.00 *

Weighted average number of common shares outstanding (basic and fully diluted)	9,601,379	9,500,000

 * denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of the financial statements.

CANFIELD MEDICAL SUPPLY, INC. STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock (No Par)
	Shares(1)	Amount No Par	Accumulated Deficit	Stock- holders' Deficit

Balances at December 31, 2011	8,000,000	$500	$(93,187)	$(92,687)

Sale of common stock	1,500,000	15,000	-	15,000

Net income (loss) for the year	-	-	(12,635)	(12,635)

Balances at December 31, 2012	9,500,000	15,500	(105,822)	(90,322)

Sale of common stock	250,800	33,915	-	33,915

Net income (loss) for the year	-	-	(30,968)	(30,968)

Balances at December 31, 2013	9,750,800	$49,415	$(136,790)	$(87,375)

(1) As retroactively restated for an 80,000 for 1 forward stock split effective April 18, 2012.
The accompanying notes are an integral part of the financial statements.

CANFIELD MEDICAL SUPPLY, INC. STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2013	Year Ended December 31, 2012

Cash Flows From Operating Activities:
Net income (loss)	$(30,968)	$(12,635)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,912	-
Bad debt expense	-	3,180
Changes in current assets and liabilities:
Accounts receivable	(16,462)	(955)
Inventory	(12,542)	-
Accounts payable	22,410	(6,142)
Accrued interest payable	-	(277)
Net cash provided by (used in) operating activities	(35,650)	(16,829)

Cash Flows From Investing Activities:
Net cash provided by (used in) investing activities	-	-

Cash Flows From Financing Activities:
Payments on line of credit	(3,000)	(3,250)
Proceeds from notes payable, related -parties	8,500	6,000
Payments on notes payable, related parties	(6,000)	-
Payments on long-term debt	(4,448)	-
Proceeds from sales of common stock, net	33,915	15,000
Net cash provided by (used in) financing activities	28,967	17,750

Net Increase (Decrease) in Cash	(6,683)	921

Cash At The Beginning Of The Period	7,352	6,431

Cash At The End Of The Period	$669	$7,352

Schedule Of Non-Cash Investing And Financing Activities
Purchase of equipment with lease finance	$25,769	$-

Supplemental Disclosure
Cash paid for interest	$3,860	$3,599
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2013 and 2012 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Inventory

The Company carries inventory of medical equipment and supplies helf for resale.  Inventory is accounted for on a first–in first-out basis.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs in 2013 and 2012 of $1,992 and $3,636.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Income tax

Through February 2012, the Company was an “S” Corporation for income tax purposes, and therefore a pass-through entity paying no income tax at the corporate level. The Company had no material loss carryforwards as of December 31, 2011. Included in the Company’s retained earnings from February 2012 forward is approximately $99,000 in undistributed S-corporation losses. At December 31, 2013 and 2012 the Company had net operating loss carryforwards of approximately $37,500 and $6,500, respectively, which expire beginning in 2032. The deferred tax asset of approximately $7,500 and $1,300 as of December 31, 2013 and 2012, respectively, created by the net operating loss has been offset by a 100% valuation allowance. The change in the valuation allowance in 2013 was $6,200 and for 2012, $1,300.

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

There we no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2013 or 2012.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013 and 2012

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

NOTE 2.  EQUIPMENT

During 2013, the Company purchased a vehicle and office equipment for a total cost of $25,769 with lease finance, which is included in Equipment in the accompanying balance sheet.  Depreciation is provided over the estimated useful life of the assets, from 3 to 7 years on the straight-line basis.  Depreciation for 2013 was $1,912.

NOTE 3.  LINE OF CREDIT

At December 31, 2013 and 2012, the Company owed a bank $82,500 and $85,500 under a line of credit note payable. The line of credit is secured by all Company assets, due on demand, and bears interest at variable rates. Interest expense under the note in 2013 and 2012 was $3,199 and $3,320.  During 2013 and 2012, the Company made principal payments of $3,000 and $3,250, respectively.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 4.  NOTES PAYABLE, RELATED PARTIES

During the year ended December 31, 2013, the Company repaid the outstanding notes payable as of December 31, 2012 to related parties of $6,000, together with accrued interest of $360. In addition, the Company entered into a note agreement with an officer and shareholder in the amount of $1,000 bearing interest at the rate of 6% per year, secured by 125,000 shares of the Company’s no-par value common stock, maturing August 24, 2013.  In March 2013, the Company entered into three separate loan agreements with shareholders and an officer, for $2,500 each, bearing interest at the rate of 10% per year, each secured by 10,000 shares of the Company’s no-par value common stock and maturing September 11, 2014. The loans were for working capital advances.

NOTE 5.  LONG-TERM DEBT

In July 2013, the Company purchased a vehicle for use in delivering equipment.  The cost was $22,835 and it was financed through a bank for 72 months, at the rate of 3.24% per year, payable in monthly installments of $352.

Future minimum payments are as follows:

2014	$3,537
2015	3,707
2016	3,829
2017	3,955
2018	4,085
Thereafter	2,208

NOTE 6.  COMMON STOCK

In March and September 2013, the Company received net proceeds of $33,915 from  the sales of 250,800 shares of no-par value common stock at $0.25 per share.  The Company incurred costs directly related to the stock sales of $28,785 which has been offset against proceeds in the accompanying financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2013 and 2012

NOTE 7.  LEASE COMMITMENTS

The Company rents office space under a lease through May 2014, noncancellable, with monthly payments of approximately $2,300 plus costs. The Company also carries various equipment and vehicle operating leases, expiring beginning in February 2014 through February 2016, that require monthly payments of approximately $540 per month.

Lease expense incurred under all leases in 2013 and 2012 was approximately $33,000 and $34,000. Subsequent to December 31, 2013, future minimum payments under the leases are approximately $16,200 including: 2014 - $14,000, 2015 - $2,000, 2016 - $200.

NOTE 8.  GOING CONCERN

The Company has suffered losses from operations and has working capital and stockholders’ equity deficits. In all likelihood, the Company will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 9.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were available to be issued of April  15, 2014 and determined that there are no other reportable subsequent events.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       On September 24, 2013, Ronald R. Chadwick, P.C. (“Chadwick”) resigned as the Company’s independent registered public accounting firm. On February 3, 2014, the Company, through and with the approval of its board of directors, engaged Cutler and Co., LLC (“Cutler”) as its independent registered public accounting firm.

We had no disagreements with either Chadwick or Cutler & Co., LLC with respect to accounting or financial disclosure.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)

Michael J. West 4120 Boardman-Canfield Road Canfield, OH 44406	59	President, Chief Executive Officer and Director

Stephen H. West 16325 E. Dorado Ave. Centennial, CO 80045	57	Chief Financial Officer, Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2013, and certain written representations, no persons who were either a director, executive officer or beneficial owner of more than 10% of the Company’s Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2013, except that our two officers and directors were 3 months late filing their initial Form 3’s.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael West	2013	$45,000	-	-	-	-	-	-	$45,000
	2012	$33,000	-	-	-	-	-	-	$33,000

Steve West	2013	-0-	-	-	-	-	-	-	$ -0-
	2012	-0-	-	-	-	-	-	-	$ -0-

We currently pay our President a salary of $1,250 per week and we intend to continue this during the next twelve months.  Our Chief Financial Officer is not paid a salary.  We do not have employment agreements with either of our executive officers.

Directors Compensation

Our directors have not been paid any compensation for serving as Directors of the Company and there are no present plans or understandings with respect to future compensation.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards on December 31, 2013.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 13, 2014, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Executive Officers named in the Summary Compensation Table, and (iv) all of our Officers and Directors as a Group:

Name and Address of Beneficial Owner	Beneficial Ownership	Approximate Percent Owned

Michael J. West 4120 Boardman-Canfield Road Canfield, OH 44406	8,300,000	85.1%

Stephen H. West 16325 East Dorado Avenue Centennial, CO 80015	300,000	3.1%

All Officers and Directors as a group (2 persons)	8,600,000	88.2%

Item 13.   Certain Relationships and Related Transactions and Director Independence.

In April 2012, we completed a $15,000 private placement to raise money to pay for some of the expenses of our initial public offering.  Stephen West and Michael West, officers and directors of our company, each purchased 300,000 shares of our common stock for $3,000 or $0.01 per share.

During March 2013, the Company borrowed a total of $3,500 from its two officers and directors for working capital.  The notes bear interest at rates from 6% to 10% and the repayment is secured by shares of the Company’s common stock.  The details are set forth below:

Name	Amount	Security	Due Date
Michael J. West	$1,000	125,000 shares	August 24, 2013
Stephen H. West	$2,500	10,000 shares	September 11, 2014

Item 14.   Principal Accounting Fees and Services.

Approval of Services

Pending establishment of an audit committee, the Board of Directors pre-approves all engagements for audit and non-audit services provided by the Company's principal accounting firm, Cutler & Co., LLC

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for professional services rendered by our former principal accounting firm, Ronald R. Chadwick, P.C., for the audit of the financial statements included in Form 10-K, and for the review of the interim condensed financial statements included in Form 10-Q, were approximately $18,440 and $13,160, respectively.

Audit Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for audit related services rendered by our former principal accounting firm, Ronald R. Chadwick, P.C., were approximately $0 and $0, respectively.

Tax Compliance/Preparation Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for professional services rendered by our former principal accounting firm, Ronald R. Chadwick, P.C. for tax compliance, tax advice, and tax planning were approximately $500 and $0, respectively. Tax compliance services include the preparation of income tax returns filed with the Internal Revenue Service. Tax advice and planning services included assistance with implementation of tax planning strategies and consultation on other tax matters.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for all other professional services rendered by our principal accounting firm Ronald R. Chadwick, P.C. were approximately $0 and $0, respectively. Other services consisted of assistance with the interpretation of new accounting standards and other related services.

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

1.           Financial Statements.  See the Financial Statements starting on page 24.

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

CANFIELD MEDICAL SUPPLY, INC. (Registrant)

Date: April 15, 2014	By: /s/ Michael J. West
Name: Michael J. West Title: President and CEO (Principal Executive Officer)

Date: April 15, 2014	By: /s/ Stephen H. West
Name: Stephen H. West Title: Chief Financial Officer, (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Name	Title	Date

/s/ Michael J. West	President, CEO (Principal Executive	April 15, 2014
Michael J. West	Officer) and Director

/s/ Stephen H. West	Chief Financial Officer (Principal	April 15, 2014
Stephen H. West	Financial and Principal Accounting
Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description

Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with Form S-1 filed with the SEC on July 12, 2012)
3.2	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form S-1 filed with the SEC on July 12, 2012)
31.1	Certification by CEO (filed herewith electronically)
31.2	Certification by CFO (filed herewith electronically)
32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)
32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

101	XBRL