Form 10-K/A
period 2013-12-31
Canfield Medical Supply, Inc.
filed 2014-04-18
CIK 1553788

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 11, 2014 the registrant had 9,750,500 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Canfield Medical Supply, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on April 15, 2014 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

* Previously filed on April 15, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANFIELD MEDICAL SUPPLY, INC. (Registrant)

Date: April 18, 2014	By: /s/ Michael J. West
Name: Michael J. West Title: President and CEO (Principal Executive Officer)

Date: April 18, 2014	By: /s/ Stephen H. West
Name: Stephen H. West Title: Chief Financial Officer, (Principal Financial and Principal Accounting Officer)

        Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K/A was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Name	Title	Date

/s/ Michael J. West	President, CEO (Principal Executive	April 18, 2014
Michael J. West	Officer) and Director

/s/ Stephen H. West	Chief Financial Officer (Principal	April 18, 2014
Stephen H. West	Financial and Principal Accounting
Officer) and Director