Form 10-Q
period 2014-03-31
Canfield Medical Supply, Inc.
filed 2014-05-20
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On May 15, 2014, there were 10,010,200 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)

ASSETS
Current Assets
Cash	$28,281	$669
Accounts receivable	28,409	30,921
Inventory	16,879	12,542
Total Current Assets	73,569	44,132

Equipment, net of accumulated depreciation of $3,108 and $1,912	22,661	23,857

Total Assets	$96,230	$67,989

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$35,719	$43,043
Related party notes payable	8,500	8,500
Line of credit	81,750	82,500
Current portion of long-term debt	3,618	3,537
Total Current Liabilities	129,587	137,580

Long-term debt	16,794	17,784

Total Liabilities	146,381	155,364

Stockholders’ Deficit
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 9,842,000 (2014) and 9,750,800 (2013) shares issued and outstanding	72,215	49,415
Accumulated deficit	(122,366)	(136,790)

Total Stockholders’ Deficit	(50,151)	(87,375)

Total Liabilities and Stockholders’ Deficit	$96,230	$67,989

The accompanying notes are an integral part of these unaudited financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2014	Three months ended December 31, 2013

Sales (net of returns)	$156,639	$73,354
Cost of goods sold	72,027	29,025
Gross profit	84,612	44,329

Operating expenses:
General and administrative	68,050	49,915
Depreciation	1,196	-
	69,246	49,915

Income (loss) from operations	15,366	(5,586)

Other income (expense):
Interest expense	(942)	(581)
	(942)	(581)

Income (loss) before provision for income taxes	14,424	(6,167)
Provision for income tax	-	-

Net income (loss)	$14,424	$(6,167)

Net income (loss) per share (basic and fully diluted)	$0.00	$(0.00)*

Weighted average number of common shares outstanding (basic and fully diluted)	9,758,033	9,500,000

 * denotes income (loss) of less than $0.01 per share.

The accompanying notes are an integral part of these unaudited financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31, 2014	March 31, 2013

Cash Flows From Operating Activities:
Net income (loss)	$14,424	$(6,167)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	1,196	-
Movement in operating assets and liabilities:
Accounts receivable	2,512	(5,209)
Inventory	(4,337)	-
Accounts payable	(7,324)	9,594
Net cash provided by (used for) operating activities	6,471	(1,782)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Payments on line of credit	(750)	(500)
Payments on long-term debt	(909)	-
Proceeds from sales of common stock	22,800	-
Net cash provided by (used for) financing activities	21,141	(500)

Net Increase (Decrease) in Cash	27,612	(2,282)

Cash At The Beginning Of The Period	669	7,352

Cash At The End Of The Period	$28,281	$5,070

Schedule Of Non-Cash Investing And Financing Activities	$-	$-

Supplemental Disclosure
Cash paid for interest	$942	$534

Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The interim financial statements of Canfield Medical Supply, Inc. (“we”, “us”, “our” or the “Company”) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods. These interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission (“SEC”) on April 15, 2014. The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The financial statements of the Company have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q and in accordance with US GAAP. Accordingly, these financial statements do not include all of the information and footnotes required by US GAAP for annual financial statements.

The financial statements are unaudited, but, in management's opinion, include all adjustments (which, unless otherwise noted, include only normal recurring adjustments) necessary for a fair presentation of such financial statements. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the entire fiscal year or for any other period.

NOTE 2.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Canfield Medical Supply, Inc. (the "Company"), was incorporated in the State of Ohio on September 3, 1992 and changed domicile to Colorado on April 18, 2012. The Company sells medical supplies to clinics, hospitals and other end users.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

Income tax
The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  At March 31, 2014, the Company had net operating loss carryforwards to offset taxable income.  Therefore, the provision for income taxes for the quarter ended March 31, 2014 is $0.

Net income (loss) per share
The Company computes net loss per share in accordance with ASC Topic 260, “Earnings per Share,” Under the provisions of the standard, basic and diluted net loss per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding during the period.  Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial instruments
The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Long-lived assets
In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-1ived asset exceeds its fair value.

Recent accounting pronouncements
The Company does not believe that any recently issued but not yet effective accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3. COMMON STOCK

During the three months ended March 31, 2014, the Company sold 91,200 shares of its common stock at $0.25 per share, for total cash proceeds of $22,800.  Subsequent to March 31, 2014, the Company sold 168,200 shares of its common stock at $0.25 per share for total proceeds of $42,050.

NOTE 4. SUBSEQUENT EVENTS

On April 30, 2014, the Company entered into an operating lease agreement for a vehicle.  The lease is for 36 months with monthly payments of $400.

Subsequent to March 31, 2014, the Company sold 168,200 shares of its common stock at $0.25 per share for total proceeds of $42,050.

The Company has evaluated subsequent events through the date these financial statements were available to be issued of May 19, 2014 and determined that there are no other reportable subsequent events.

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2013 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012.

Revenues for the three months ended March 31, 2014 were $156,639 as compared to the revenues of $73,354 for the three months ended March 31, 2013.  The 113% increase in sales is primarily due to winning the Medicare competitive bidding during the summer of 2013.

Cost of goods sold for the three months ended March 31, 2014 were $72,027 as compared to cost of goods sold for the three months ended March 31, 2013 of $29,025.  The 148% increase in the latest three month period was due to the increase in the sales volume, combined with the fact that since July 1, 2013, Medicare has reduced the amount it is paying the Company for its products.  The Company has also recently been forced to carry more inventory of certain products in order to accommodate the patient demand.

The only significant operating expenses during these periods consisted of general and administrative expenses which were $68,050 in the three months ended March 31, 2014 as compared to $49,915 for the three months ended March 31, 2013.  The increase was due to a significant increase in hours worked by six hourly employees, the addition of two more part-time employees and the increase in the compliance costs associated with becoming a public company.  Such costs include legal fees, accounting and audit fees, transfer agent expenses and printing.

The net income for the three months ended March 31, 2014 was $14,424 as compared to a net loss of $6,167 for the three months ended March 31, 2013.  The primary reason for the $20,591 improvement in profitability was the 113% increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had negative working capital of ($56,018) compared to negative working capital of ($93,448) as of December 31, 2013.

        Net cash provided by operating activities during the three months ended March 31, 2014 was $6,471 as compared to net cash used for operating activities in the three months ended March 31, 2013 of $1,782.  The primary reason for the improvement was the $14,424 in net income during the most recent three month period compared to a loss of $6,167 in the comparable period in 2013.

Net cash provided by financing activities during the three months ended March 31, 2014 was $21,141 as compared to $500 used in financing activities in the three months ended March 31, 2013.  The Company sold shares of its common stock during the three months ended March 31, 2014 to raise $22,800 to help pay for the costs associated with being a public company.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

        We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

Currently we are not involved in any pending litigation or legal proceeding.

Item 1A.  Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

                During the three months ended March 31, 2014, the Company sold 91,200 shares of its common stock at $0.25 per share, for total cash proceeds of $22,800.

Item 3.    Defaults Upon Senior Securities.

        We had no senior securities issued and outstanding the during the three months ended March 31, 2014 and 2013.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: May 20, 2014	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: May 20, 2014	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)