Form 10-Q/A
period 2014-03-31
Canfield Medical Supply, Inc.
filed 2014-05-28
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Canfield Medical Supply, Inc. Quarterly Report on Form 10-Q for the period ended March 31, 2014, filed with the Securities and Exchange Commission on May 20, 2014 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included herewith:

Exhibit Number	Description

31.1	Certification by CEO *

31.2	Certification by CFO *

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 *

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 *

101	XBRL Exhibits

* Previously filed on May 20, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANFIELD MEDICAL SUPPLY, INC. (Registrant)

Date: May 28, 2014	By: /s/ Michael J. West
Name: Michael J. West Title: President and CEO (Principal Executive Officer)

Date: May 28, 2014	By: /s/ Stephen H. West
Name: Stephen H. West Title: Chief Financial Officer, (Principal Financial and Principal Accounting Officer)