Form 10-Q
period 2014-06-30
Canfield Medical Supply, Inc.
filed 2014-08-19
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 000-55114

CANFIELD MEDICAL SUPPLY, INC.
(Name of registrant in its charter)

Colorado	34-1720075
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

4120 Boardman-Canfield Road, Canfield, Ohio 44406
(Address of principal executive offices)

(330) 533-1914
(Registrant's telephone number, including area code)

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
☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  On August 18, 2014, there were 10,027,200 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS

Current assets
Cash	$51,701	$669
Accounts receivable	39,987	30,921
Inventory	18,188	12,542
Total Current Assets	109,876	44,132

Equipment, net of accumulated depreciation of $4,405 and $1,912	21,364	23,857

Total Assets	$131,240	$67,989

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$39,542	$43,043
Notes payable, related parties	-	8,500
Line of credit	81,000	82,500
Current portion of long-term debt	3,593	3,537
Total Current Liabilities	124,135	137,580

Long-term debt, net of current portion	16,057	17,784

Total Liabilities	140,192	155,364

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued & outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 10,027,200 (2014) and 9,750,800 (2013) shares issued and outstanding	118,515	49,415
Accumulated deficit	(127,467)	(136,790)

Total Stockholders' Deficit	(8,952)	(87,375)

Total Liabilities and Stockholders' Deficit	$131,240	$67,989

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Sales (net of returns)	$143,202	$82,366	$299,841	$155,720
Cost of goods sold	59,535	40,847	131,562	69,872

Gross profit	83,667	41,519	168,279	85,848

Operating expenses:
General and administrative	84,886	47,487	152,936	97,402
Depreciation	1,297	-	2,493	-
	86,183	47,487	155,429	97,402

Income (loss) from operations	(2,516)	(5,968)	12,850	(11,554)

Other income (expense):
Interest income	18	-	18	-
Interest expense	(2,603)	(1,076)	(3,545)	(1,657)
	(2,585)	(1,076)	(3,527)	(1,657)

Income (loss) before provision for income taxes	(5,101)	(7,044)	9,323	(13,211)

Provision for income tax	-	-	-	-

Net income (loss)	$(5,101)	$(7,044)	$9,323	$(13,211)

Net income (loss) per share (basic and fully diluted)	$(0.00)*	(0.00)*	$0.00 *	$(0.00)*

Weighted average number of common shares outstanding
Basis and fully diluted	9,874,366	9,500,000	9,989,420	9,500,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

Cash Flows From Operating Activities:

Net income (loss)	$9,323	$(13,211)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	2,493	-
Changes in current assets and current liabilities:
Accounts receivable	(9,066)	(2,038)
Inventory	(5,646)	-
Accounts payable	(3,501)	7,909
Net cash provided by (used for) operating activities	(6,397)	(7,340)

Cash Flows From Investing Activities:
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Payments on line of credit	(1,500)	(1,500)
Proceeds from notes payable, related parties	-	7,500
Repayments of notes payable, related parties	(8,500)	-
Payments on long-term debt	(1,671)	-
Proceeds from sales of common stock	69,100	-
Net cash provided by (used for) financing activities	57,429	6,000

Net Increase (Decrease) In Cash	51,032	(1,340)
Cash At The Beginning Of The Period	669	7,352

Cash At The End Of The Period	$51,701	$6,012

Schedule Of Non-Cash Investing And Financing Activities:	$-	$-

Supplemental Disclosures:
Cash paid for interest	$3,545	$1,657
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

NOTE 1.  NOTE 1.  ORGANIZATION AND OPERATIONS

Canfield Medical Supply, Inc. (the "Company"), was incorporated in the State of Ohio on September 3, 1992 and changed domicile to Colorado on April 18, 2012. The Company sells medical supplies to clinics, hospitals and other end users.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements
The accompanying financial statements have been prepared by the Company without audit in accordance with Securities and Exchange Commission ("SEC") rules for quarterly reports on Form 10-Q.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on April 15, 2014.  The results of operations for the periods ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

Inventory
The Company carries inventory of medical equipment and supplies held for resale.  Inventory is accounted for on a first–in first-out basis.

Property and equipment
Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

Revenue recognition
The Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management's judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Income tax
The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  At June 30, 2014, the Company had net operating loss carryforwards sufficient to offset taxable income.  Therefore, the provision for income taxes for the three and six months ended June 30, 2014 and 2013 is $0.

Net income (loss) per share
The Company computes earnings or loss per share in accordance with ASC-260, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  No potentially dilutive debt or equity instruments were issued or outstanding during the three and six months ended June 30, 2014.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(UNAUDITED)

Recent accounting pronouncements
The Company does not believe that any recently issued but not yet adopted accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

NOTE 3. COMMON STOCK

During the six months ended June 30, 2014, the Company sold a total of 276,400 shares at $0.25 per share for proceeds of $69,100.

NOTE 4.  NOTES PAYABLE, RELATED PARTIES

During the six months ended June 30, 2014, the Company repaid the outstanding notes payable to related parties as of December 31, 2013 of $8,500, together with accrued interest of $500.

NOTE 5.  GOING CONCERN

The Company has suffered losses from operations and has working capital and stockholders' equity deficits.  In all likelihood, the Company will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were available to be issued of August 18, 2014 and determined that there are no other reportable subsequent events

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2013.

Revenues for the three months ended June 30, 2014 were $143,202 as compared to the revenues of $82,366 for the three months ended June 30, 2013.  The 74% increase in sales is primarily due to winning the Medicare competitive bidding during the summer of 2013.

Cost of goods sold for the three months ended June 30, 2014 were $59,535 as compared to cost of goods sold for the three months ended June 30, 2013 of $40,847.  The 45% increase in the latest three month period was due to the increase in the sales volume, combined with the fact that since July 1, 2013, Medicare has reduced the amount it is paying the Company for its products.  The Company has also recently been forced to carry more inventory of certain products in order to accommodate the patient demand.

The only significant operating expenses during these periods consisted of general and administrative expenses which were $84,886 in the three months ended June 30, 2014 as compared to $47,487 for the three months ended June 30, 2013.  The increase was due to a significant increase in hours worked by six hourly employees, the addition of two more part-time employees and the increase in the compliance costs associated with becoming a public company.  Such costs include legal fees, accounting and audit fees, transfer agent expenses and printing.

The net loss for the three months ended June 30, 2014 was $5,101 as compared to a net loss of $7,044 for the three months ended June 30, 2013.  The primary reason for the $1,943 improvement in profitability was the 74% increase in sales.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2014 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013.

Revenues for the six months ended June 30, 2014 were $299,841 as compared to the revenues of $155,720 for the six months ended June 30, 2013.  The 93% increase in sales is primarily due to winning the Medicare competitive bidding during the summer of 2013.

Cost of goods sold for the six months ended June 30, 2014 were $131,562 as compared to cost of goods sold for the six months ended June 30, 2013 of $69,872.  The 88% increase in the latest six month period was due to the increase in the sales volume, combined with the fact that since July 1, 2013, Medicare has reduced the amount it is paying the Company for its products.  The Company has also recently been forced to carry more inventory of certain products in order to accommodate the patient demand.

The only significant operating expenses during these periods consisted of general and administrative expenses which were $152,936 in the six months ended June 30, 2014 as compared to $97,402 for the six months ended June 30, 2013.  The increase was due to a significant increase in hours worked by six hourly employees, the addition of two more part-time employees and the increase in the compliance costs associated with becoming a public company.  Such costs include legal fees, accounting and audit fees, transfer agent expenses and printing.

The net income for the six months ended June 30, 2014 was $9,323 as compared to a net loss of $13,211 for the six months ended June 30, 2013.  The primary reason for the $22,534 improvement in profitability was the 93% increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had negative working capital of ($14,259) compared to negative working capital of ($93,448) as of December 31, 2013.

Net cash used for operating activities during the six months ended June 30, 2014 was ($6,397) as compared to net cash used for operating activities in the six months ended June 30, 2013 of ($7,340).    Reasons for the change were the $7,028 increase in accounts receivable and the $5,646 increase inventory.

Net cash provided by financing activities during the six months ended June 30, 2014 was $57,429 as compared to $6,000 provided by financing activities in the six months ended June 30, 2013.  The Company sold shares of its common stock during the six months ended June 30, 2014 to raise $69,100 to help pay for the costs associated with being a public company.

Due to the uncertainty of our ability to meet our operational expenses, in their report on our audited financial statements as of and for the years ended December 31, 2013 and 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  There is substantial doubt about our ability to continue as a going concern as we had losses for the year ended December 31, 2012 of ($12,635), for the year ended December 31, 2013 of ($30,968) and a negative working capital and a stockholders' deficit.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

            None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

31.1	Certification of CEO and Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

31.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

101.1	Interactive Data File

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANFIELD MEDICAL SUPPLY, INC.

Date: August 18, 2014	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: August 18, 2014	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)