Form 10-Q
period 2014-09-30
Canfield Medical Supply, Inc.
filed 2014-11-19
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  On November 18, 2014, there were 10,027,200 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS

Current assets
Cash	$38,440	$669
Accounts receivable	69,238	30,921
Inventory	35,417	12,542
Total current assets	143,095	44,132

Equipment, net of accumulated depreciation of $7,110 and $1,912	38,106	23,857

Total Assets	$181,201	$67,989

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$52,915	$43,043
Notes payable, related parties	-	8,500
Line of credit	80,500	82,500
Current portion of long-term debt	7,298	3,537
Total current liabilities	140,713	137,580

Long-term debt	30,634	17,784

Total Liabilities	171,347	155,364

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 10,027,200 (2014) and 9,750,800 (2013) shares issued and outstanding	118,515	49,415
Accumulated deficit	(108,661)	(136,790)
Total Stockholders’ Equity (Deficit)	9,854	(87,375)

Total Liabilities and Stockholders' Equity (Deficit)	$181,201	$67,989

The accompanying notes are an integral part of the condensed unaudited financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales (net of returns)	$139,738	$141,849	$465,029	$297,569
Cost of goods sold	53,782	78,520	185,344	148,392
Gross profit	85,956	63,329	279,685	149,177

Operating expenses:
General and administrative	89,428	73,335	242,364	170,737
Depreciation	2,705	-	5,198	-
	92,133	73,335	247,562	170,737

Income (loss) from operations	(6,177)	(10,006)	32,123	(21,560)

Other income (expense):
Interest income	10	8	28	8
Interest expense	(477)	(1,162)	(4,022)	(2,819)
	(467)	(1,154)	(3,994)	(2,811)

Income (loss) before provision for income taxes	(6,644)	(11,160)	28,129	(24,371)

Provision for income tax	-	-	-	-

Net income (loss)	$(6,644)	$(11,160)	$28,129	$(24,371)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)*	$(0.00)*	$0.00 *	$(0.00)*

Weighted average number of common shares outstanding (Basic and fully diluted)	10,240,476	9,625,400	9,928,193	9,541,800

* denotes income or loss of less than $0.01 per share.
The accompanying notes are an integral part of the condensed unaudited financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED

	September 30,
	2014	2013
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities:
Net income (loss)	$28,129	$(24,371)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	5,198	-
Movement in Operating Assets and Liabilities
Accounts receivable	(38,317)	(31,703)
Inventory	(22,875)	-
Accounts payable and accrued liabilities	9,872	15,660
Net cash provided by (used for) operating activities	(17,993)	(40,414)

Cash Flows From Investing Activities:
	-	-
Net cash provided by (used for) investing activities	-	-

Cash Flows From Financing Activities:
Payments on line of credit	(2,000)	(2,250)
Payments on notes payable, related parties	(8,500)	1,500
Payments on long-term debt	(2,836)	-
Proceeds from sales of common stock	69,100	62,700
Net cash provided by (used for) financing activities	55,764	61,950

Net Increase (Decrease) In Cash	37,771	21,536

Cash At The Beginning Of The Period	669	7,352

Cash At The End Of The Period	$38,440	$28,888

Schedule Of Non-Cash Investing And Financing Activities
Purchase of equipment with long-term debt	$19,447	$-

Supplemental Disclosure
Cash paid for interest	$4,022	$2,819
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of the condensed unaudited financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

NOTE 1.  ORGANIZATION AND OPERATIONS

Canfield Medical Supply, Inc. (the "Company"), was incorporated in the State of Ohio on September 3, 1992 and changed domicile to Colorado on April 18, 2012. The Company sells medical supplies to clinics, hospitals and other end users.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit in accordance with Securities and Exchange Commission (“SEC”) rules for quarterly reports on Form 10-Q.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2014, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the SEC on April 15, 2014.  The results of operations for the periods ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

Revenue recognition

The Company recognizes revenue using four basic criteria that must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  At September 30, 2014, the Company had net operating loss carryforwards sufficient to offset taxable income.  Therefore, the provision for income taxes for the three and nine months ended September 30, 2014 and 2013 is $0.

Net income (loss) per share

The Company computes earnings or loss per share in accordance with ASC-260, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.  Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.  No potentially dilutive debt or equity instruments were issued or outstanding during the three and nine months ended September 30, 2014.

Financial instruments

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value due to the short term duration of these financial instruments.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(UNAUDITED)

Recent accounting pronouncements

The Company does not believe that any recently issued but not yet adopted accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

NOTE 3. COMMON STOCK

During the nine months ended September 30, 2014, the Company sold a total of 276,400 shares at $0.25 per share for proceeds of $69,100.

NOTE 4.  NOTES PAYABLE, RELATED PARTIES

During the nine months ended September 30, 2014, the Company repaid the outstanding notes payable to related parties as of December 31, 2013 of $8,500, together with accrued interest of $500.

NOTE 5. NOTES PAYABLE

On July 31, 2014, the Company acquired a new vehicle which was financed through the issuance of a note payable in the amount of $19,447. The note bears interest at the rate of 2.99% per year, requires 60 monthly payments of $349.78 and matures in August 2019.

NOTE 6.  GOING CONCERN

While the Company has generated net income of $28,129 during the nine months ended September 2014 and has a working capital balance of $2,382 at September 30, 2014, it also used cash of $17,993 in operating activities during the same period and has accumulated a deficit of $108,661.  In all likelihood, the Company will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 7.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were available to be issued of November 18, 2014 and determined that there are no other reportable subsequent events.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements (unaudited) and Notes to Financial Statements (unaudited) filed herein.

BUSINESS OVERVIEW

We primarily provide products to the rehabilitation market, which consists primarily of home medical equipment and supplies.  More than 50% of our revenues are derived from the sale and rental of durable home medical equipment including such items as wheeled walkers, manual and power wheelchairs, hospital beds, ramps, bedside commodes, and miscellaneous bathroom equipment.  The balance of our revenue is from the sale of various home medical supplies including diabetic testing, incontinence, ostomy, wound care, and catheter care.  Our emphasis is on helping patients with mobility related limitations, but our overall business is aimed at helping patients remain in their homes instead of having to go to hospitals, rehab centers and other similar facilities.  Most of the equipment and supplies that we sell are prescribed by a physician as part of an overall care plan.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2013.

Revenues for the three months ended September 30, 2014 were $139,738 as compared to the revenues of $141,849 for the three months ended September 30, 2013.  There is no significant reason for the very small decline in sales.

Cost of goods sold for the three months ended September 30, 2014 were $53,782 as compared to cost of goods sold for the three months ended September 30, 2013 of $78,520.  The 32% decrease in the latest three month period was due to the fact that we had just won the Medicare competitive bidding near the beginning of the three months ended September 30, 2013, and our costs for some of the products we sell were higher when we first started increasing our orders during the 2013 quarter. The cost of goods sold for the most recent three month period should be more in line with our expectations for future quarters.

We incurred general and administrative expenses of $89,428 in the three months ended September 30, 2014 as compared to $73,335 for the three months ended September 30, 2013.  This $16,093 increase was primarily due to our increased payroll resulting from the addition of one part-time employee and an increase in the hours worked by other employees.

The net loss for the three months ended September 30, 2014 was $6,177 as compared to a net loss of $10,006 for the three months ended September 30, 2013.  The primary reason for the $3,829 improvement in profitability was the reduction in cost of goods sold.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2013.

Revenues for the nine months ended September 30, 2014 were $465,029 as compared to the revenues of $297,569 for the nine months ended September 30, 2013.  The 56% increase in sales is primarily due to winning the Medicare competitive bidding during the summer of 2013.

Cost of goods sold for the nine months ended September 30, 2014 were $185,344 as compared to cost of goods sold for the nine months ended September 30, 2013 of $148,392.  The 25% increase in the latest nine month period was due to the increase in the sales volume.  Cost of goods as a percent of sales dropped from 50% in the first nine months of 2013 to 40% in the first nine months of 2014 primarily because equipment sales, as compared to sales of supplies, represented a larger percent of sales during the most recent nine month period.  Wheelchairs and other equipment have a much higher profit margin than supplies.

We incurred general and administrative expenses of $242,364 in the nine months ended September 30, 2014 as compared to $170,737 for the nine months ended September 30, 2013, an increase of 42%.  The increase was due to a significant increase in hours worked by six hourly employees, the addition of two more part-time employees and the increase in the compliance costs associated with becoming a public company.  Such costs include legal fees, accounting and audit fees, transfer agent expenses and printing.

The net income for the nine months ended September 30, 2014 was $28,129 as compared to a net loss of $24,371 for the nine months ended September 30, 2013.  The primary reason for the $52,500 improvement in profitability was the 56% increase in sales and our increased profit margins on these increased sales.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had positive working capital of $2,382 compared to negative working capital of ($93,448) as of December 31, 2013.

Net cash used for operating activities during the nine months ended September 30, 2014 was ($17,993) as compared to net cash used for operating activities in the nine months ended September 30, 2013 of ($40,414).  The primary reason for the change was the $52,500 improvement in profitability which was partially offset by the $22,875 increase in inventory.

Net cash provided by financing activities during the nine months ended September 30, 2014 was $55,764 as compared to $61,950 provided by financing activities in the nine months ended September 30, 2013.  The Company sold shares of its common stock during the nine months ended September 30, 2014 to raise $69,100 to help pay for the costs associated with being a public company.

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

CONTRACTUAL OBLIGATIONS

None.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S‑K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

We were not subject to any legal proceedings during the three and nine months ended September 30, 2014 or 2013 and, to the best of our knowledge; no legal proceedings are pending or threatened.

Item 1A.  Risk Factors.

As a "smaller reporting company" as defined by Item 8 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable to our Company.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: November 19, 2014	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: November 19, 2014	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)