Form 10-K
period 2014-12-31
Canfield Medical Supply, Inc.
filed 2016-09-21
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 000-55114

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☑ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).
☐ Yes   ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $188,320.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of September 15, 2016 the registrant had 10,527,200 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CANFIELD MEDICAL SUPPLY, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.  Business.

General Information

Canfield Medical Supply, Inc. ("the Company", "it", "we', "us" or "our") was incorporated in the State of Ohio on September 3, 1992.  On April 18, 2012 it changed its domicile to the State of Colorado by merging with a newly formed Colorado subsidiary.

During August 2014 a person who has no connection or relationship with the Corporation fraudulently accessed the Corporation's file on the Colorado Secretary of State's website, changed the registered agent to himself and then in March 2015 he fraudulently changed the name of the Corporation from Canfield Medical Supply, Inc. to Business Solutions Inc. and in April 2015 he dissolved the corporation.

The above actions were discovered by the Corporation in April 2016 and after contacting the Colorado Secretary of State, the Corporation was advised to file Articles of Reinstatement which would have the result that the existence of the Corporation would be deemed for all purposes to have continued without interruption as if the dissolution never occurred.  The Corporation was also advised that it would need to file Articles of Amendment to change its name back to Canfield Medical Supply, Inc. Immediately after receiving approval from the Majority shareholder and the Board of Directors the Corporation filed the Articles of Reinstatement and the Articles of Amendment with the Colorado Secretary of State.

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

Business

We are a provider of home medical equipment, supplies and services (which relate to the equipment sales) in Ohio's Mahoning Valley, with an emphasis on providing for patients with mobility related limitations.  We also sell to patients in Western Pennsylvania and Northern West Virginia.  We typically provide equipment, supplies and services to people who have had strokes, hip or knee replacements, and other surgeries after they are discharged from a hospital or rehab center.  We provide almost any medical equipment and supplies these persons need to enable them to remain in their homes. We have been in the home health care business since 1992 and have developed relationships with many of the local physicians, discharge planners for hospitals and rehab facilities, nursing services, and home health agencies.

We operate in only one segment, which is home medical equipment and supplies.  We also provide the services described below along with the equipment and supplies, but most of our revenue is derived from the sale of equipment and supplies.  Most of the equipment and supplies that we sell are prescribed by a physician and are part of a care plan.  We provide substantial benefits to both patients and payors by allowing patients to receive necessary care and services in the comfort of their own home while reducing the cost of treatment.  Our services include:

1.	Providing in-home delivery, set-up, and maintenance of equipment;
2.	Providing patients and caregivers with written instructions about home safety, self-care, and the proper use of equipment;
3.	Processing claims to third-party payors and billing/collecting patient co-pays and deductibles.

We supply a wide range of home medical equipment to help improve the quality of life for patients with special needs, particularly those who face unique mobility challenges as they try to remain independent in their homes.  The use of home medical equipment provides a significant relative cost advantage to our patients and payors.  The basic categories of equipment we carry are:

1.	Electric wheelchairs, scooters, and lift chairs
2.	Manual wheelchairs and ambulatory equipment, such as wheeled walkers, canes, and crutches;
3.	Hospital beds;
4.	Bathroom equipment, such as bedside commodes, shower chairs, grab bars, and toilet risers;
5.	Support surfaces, such as pressure pads and mattresses, for patients at risk for developing pressure sores or decubitus ulcers;
6.	Threshold ramps, folding ramps, and lift systems for cars or vans that make it easy to exit the home or transport electric wheelchairs or scooters.

Industry Overview

The home healthcare market comprises a broad range of products and services – including respiratory therapy, infusion therapy (which deals with all aspects of fluid and medication infusion, usually via the intravenous route), home medical equipment, home healthcare nursing, orthotics and prosthetics, and general medical supplies.

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

Compelling in-home economics.  Between 2010 and 2020, the nation's healthcare spending is projected to increase to $4.6 trillion, growing at an average annual rate of 5.8 % according to the Centers for Medicare and Medicaid Services ("CMS").  The rising cost of healthcare has caused many payors to look for ways to contain costs and home healthcare is increasingly sought out as an attractive, cost-effective, clinically appropriate alternative to expensive facility-based care.

Increased prevalence of in-home care.  Improved technology has resulted in a wider variety of treatments being administered in patients' homes.  Based on its experience, management believes that these improvements have allowed for earlier patient discharge and have lengthened the portion of the recuperation period spent outside of an institutional setting.  In addition, medical advancements have also made medical equipment simpler, and more adaptable and cost-effective for use in the home.

Preference for in-home care.  Based on its experience, management believes that many patients prefer the convenience and typical cost advantages of home healthcare over institutional care, as it provides patients with greater independence, increased responsibility, and improved responsiveness to treatment.

Our Competitive Strength

Our principal competitive strength is that we are an established local company in the Mahoning Valley with a reputation for good service and good quality.  If a patient has any problems with a piece of equipment they purchase from us, they can call us and we will take care of the problem. Historically we have not experienced significant returns or refunds. We contract with Medicare, Medicaid, most major health insurance companies, and a number of other payors.  We are especially known as a business that can provide almost anything a patient with reduced mobility needs, including home modifications necessary to remain independent in the home.

We also qualify as a "small supplier" under the Medicare competitive bidding program, since our annual revenues are less than $3.5 million.  The Medicare regulations have established a 30 percent target for small supplier participation, which improves our chances of winning small bids from Medicare.  As a supplier in the Medicare program, we are required to meet and adhere to certain standards set by Medicare.

We also participate in the Ohio Medicaid program.  Our agreement with the Ohio Department of Jobs and Family Services expires on July 31, 2017, at which time we must apply for a new agreement.

Our Business Strategy

We are attempting to grow our revenue and increase our market share in our primary market, which is the Mahoning Valley with an estimated population in excess of 900,000 persons.  In addition to continuing our marketing activities in the Mahoning Valley, we intend to build a website designed for patients located both inside and outside of our primary market area who might be interested in looking for better prices on certain equipment or supplies.  These persons would not be buying products because of physician referrals or under their health insurance policies.  Instead, they would merely be buying products online and paying with a credit card.

In 2012, we submitted bids in Medicare's Round 2 of competitive bidding.  In addition to our local Youngstown-Warren market area, we also submitted bids in four additional Ohio markets of Akron, Columbus, Dayton and Toledo.  We won the bid for our local market area for wheel chairs, enteral tube feeding, and pressure reduction surfaces.  As a direct result of winning these bids, our patient census has increased from approximately 85 prior to July 1, 2013 to about 575 by December 31, 2014.

We are also attempting to increase our private pay business because of the continuing reduction in Medicare reimbursement rates.  We offer the same home medical equipment and supplies to private pay customers that we offer to Medicare and Medicaid customers.  Our private pay customers include persons who have private (non-government) health insurance and persons who have no insurance or are buying something that is not covered by their insurance policy.  In this regard, we are contacting home care coordinators from private insurance companies and Bureau of Worker's Compensation in order to gain additional referrals. The amount of revenue earned from each classification as a percent of total revenues is as follows:

	December 31,
	2014	2013
Medicare	22%	39%
Medicaid	20%	23%
Private pay/private insurance	41%	33%
Other	17%	5%
Total	100%	100%

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

We are also attempting to increase our exposure to assisted living facilities, nursing homes, and acute rehabilitation facilities in order to gain additional referrals.  We have experienced some success due to recent marketing efforts in these areas.  We will continue to provide in-service education programs to the staff of these facilities in order to make them aware of the services we are able to provide for their patients.  We would not need any additional level of accreditation to make sales to patients in these facilities.

We are always evaluating our ability to provide equipment and services to our patients and trying to improve wherever we can.  We are not operating close to our capacity and we have room for substantial growth without needing to add any significant overhead.

Organization and Operations

Organization.  Our only facility is our office/showroom located at 4120 Boardman-Canfield Road in Canfield, Ohio, about eight miles southwest of Youngstown, Ohio.  From this location we deliver our home healthcare products and services to patients in their homes and to other care sites using our delivery vehicle and our employees.

Payors.  We derive substantially all of our revenues from third-party payors, including private insurers, Medicare, Medicaid, and managed care organizations.  For the year ended December 31, 2014, approximately 42% of our net revenues were derived from Medicare and Medicaid.  Generally, each third-party payor has specific requirements, which must be met before claim submission will result in payment.  We have procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation.  Notwithstanding these measures, violation of these requirements may still occur and could result in the termination of a contract with a payor, the repayment of amounts previously received, or other potentially significant liability.  When the third-party payor is a governmental entity, violations of these requirements could subject us to civil, administrative, and criminal enforcement actions.

Medicare Claims.  Most Medicare claims are paid within 30 to 60 days of submission. High dollar claims such as power chairs and pressure reduction surfaces require increased scrutiny by Medicare.  Such high dollar claims frequently are singled out for pre-payment audits, which require all hard copy documentation of the patient's condition by the physician be sent in to Medicare prior to receiving payment.  These claims take a minimum of 60 days to process and denials must be appealed.  All subsequent claims to Medicare for rental payments for the denied equipment continue to be denied until the appeal process is finished.  All of these claims require additional time to be completed and sometimes require phone calls to patients and doctors to reconcile.  Management is constantly reviewing unpaid claims to determine their status and claims are not written off until all attempts to collect payment from Medicare have been exhausted.

Medicaid Claims.  Based on our results for the last three years, approximately 70% of our Medicaid claims are paid within 30 days.  Any claims not paid within 30 days usually have a billing error that has not been resolved by management and end up getting resolved and paid within an additional 30 to 60 days.

Self-pay Claims.  Approximately 10% of our business during the year ended December 31, 2014 was comprised of self-pay business.  This business represents persons who come into our store and purchase items not covered by insurance and patients who already may be purchasing something from us that is covered by insurance and they desire to purchase something additional that is not covered by insurance.  Some of these customers pay for their product at the time of purchase and we send or deliver invoices to the others.  These invoices request payment on receipt of the invoice.  We consider these receivables delinquent once they are 180 days late.  We rely on our past collection experience with other patients for similar or different products to determine if any of such receivables are still collectible.

With respect to our claims submitted to third party payors, our billing system generates contractual adjustments based on fee schedules for the patient's insurance plan for each claim.

Receivables Management.  We operate in an environment with complex requirements governing billing and reimbursement for our products and services.  We are expanding our use of technology in areas such as electronic claims submission and electronic funds transfer whenever we can to more efficiently process business transactions.  This use of technology can expedite claims processing and reduce the administrative cost associated with this activity for both us and our customers/payors.  Our policy is to collect co-payments from the patient or applicable secondary payor.  In the absence of a secondary payor, we generally require the co-payment at the time the patient is initially established with the product/service.  Subsequent months' co-payments are billed to the patient.

With respect to rentals of power chairs, once initial delivery of rental equipment is made to the patient, a monthly billing cycle is established based on the initial date of delivery.  The Company recognizes rental revenue ratably over the 13-month service period.  Routine maintenance and servicing of the equipment is the responsibility of the Company.

Marketing

We market our products and services primarily to physicians, discharge planners for hospitals and rehab facilities, nursing services, companies that provide home care companions and aides, home health agencies, and case managers.  Our marketing is primarily done by our President who has developed relationships with many of the persons to whom we market in the course of his dealings with prior patients who purchased our products or services over the past 23 years that we have been in business.  Most of our marketing consists of face-to-face meetings and in-service education with the staff at facilities to which we provide services.  We also provide educational pamphlets and product specific brochures to go along with marketing materials such as pens, scratch pads, calendars, and prescription pads.

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

Sales

Our President has primary responsibility for generating new referrals and for maintaining existing relationships for our products and services.  Our customers are typically the patients who purchase and utilize our products and services, but these patients are usually referred to us by physicians and their staffs, the discharge planners in hospitals and rehab facilities, nursing services and services that provide home care companions, and aides.  We have several rehabilitation facilities that refer a significant amount of patients to us that account for in excess of 25% of our gross revenues.  These facilities include Advanced Specialty Hospitals of Greenbriar Rehabilitation, Sunrise Senior Living, and Whispering Pines Village Assisted & Independent Living.  However, these facilities also refer business to other providers.

Website

We currently have a website which shows pictures of most of the products we sell with links to the manufacturers/suppliers of the products.  This allows viewers to obtain more information on the products.  The website is not designed to be used for online sales, and instead it is more used to show new or existing patients what products we can obtain and sell to them.  There is also no product pricing on the website.

We intend to enhance this website so that online sales can be made on the website once we have funding available.  We intend to contract with a leading web store builder program that offers a wealth of features to expand our business and provide support as our business grows.  This program will make it easy to launch and maintain our web store.  We hope to build a state-of-the-art e-commerce site that reflects our brands and puts our Company on a fast track to leveraging the sales opportunities on the Internet.  This whole process could be accomplished in only a manner of weeks once funding is available, and will not require the purchase of new computers or software licenses, or hiring of additional staff.

Competition

The segment of the healthcare market in which we compete is highly competitive.  In our line of products and services, there are a limited number of national providers and numerous regional and local providers.  The competitive factors most important in our local market are:

1.	Reputation with referral sources, including local physicians and hospital-based professionals;
2.	Price of products and services;
3.	Accessibility and overall ease of doing business;
4.	Quality of patient care and associated services;
5.	Range of home healthcare products and services;
6.	Ability to provide local maintenance service on products sold.

The primary national provider with which we compete is Apria Healthcare Group, Inc., and the primary regional providers with which we compete in Northeastern Ohio and Western Pennsylvania are Boardman Medical Supply, Inc., Community Home Medical, Inc., and Seeley Medical, Inc.  Depending on their business strategies and financial position, a very large percentage of our competitors have access to significantly greater financial and marketing resources than we do.  This may increase pricing pressure and limit our ability to maintain or increase our market share.

Government Regulation

We are subject to extensive government regulation, including numerous laws directed at regulating reimbursement of our products and services under various government programs and preventing fraud and abuse, as more fully described below. We maintain certain safeguards intended to reduce the likelihood that we will engage in conduct or enter into arrangements in violation of these restrictions.  All contracts with Insurance Companies are fairly standard and do not require legal opinions, and all our policies and procedures have been reviewed by The Joint Commission and meet Industry standards and requirements.  Federal and state laws require that we obtain facility and other regulatory licenses and that we enroll as a supplier with federal and state health programs.  Notwithstanding these measures, due to changes in and new interpretations of such laws and regulations, and changes in our business, among other factors, violations of these laws and regulations may still occur, which could subject us to civil and criminal enforcement actions; licensure revocation, suspension, or non-renewal; severe fines and penalties; and even the termination of our ability to provide services, including those provided under certain government programs such as Medicare and Medicaid.

Medicare and Medicaid Revenues.  In the years ended December 31, 2014 and 2013, approximately 42% and 62% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively.  No other third-party payor represented more than 10% of our total net revenues for the year ended December 31, 2014.  The majority of our revenues are derived from sales of equipment and supplies we sell to patients for patient care under fee-for-service arrangements.   Fee-for-service is a payment model where services are unbundled and paid for separately, and occurs when doctors and other health care providers receive a fee for each service, such as an office visit, test, or procedure.  Since most of the manufacturers of the products we sell do not provide direct patient care, our services primarily involve providing in-home-delivery, set-up, and maintenance of home medical equipment.  We do not have ongoing arrangements with patients or medical providers, other than rental agreements that we have for wheel chairs and hospital beds.

Medicare Reimbursement. There are a number of legislative and regulatory initiatives in Congress and at CMS that affect or may affect Medicare reimbursement policies for products and services we provide. Specifically, a number of important legislative changes that affect our business were included in the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("MMA"); the Deficit Reduction Act of 2005 ("DRA"); MIPPA, which became law in 2008; and the comprehensive healthcare reform law signed in March 2010 ("the Reform Package").  These Acts and their implementing regulations and guidelines contain numerous provisions that are significant to us and continue to have an impact on our operations today.

DMEPOS Competitive Bidding. The MMA required implementation of a competitive bidding program for certain DMEPOS items. By statute, CMS was required to implement the DMEPOS competitive bidding program over time, with Round 1 of competition occurring in portions of 10 of the largest Metropolitan Statistical Areas ("MSAs") in 2007, launch of the program in 2008 and in 70 additional markets in 2009, and in additional markets after 2009.

Under the competitive bidding program, suppliers compete for the right to provide items to beneficiaries in a defined region. CMS selects contract suppliers that agree to receive as payment the "single payment amount" calculated by CMS after bids are submitted.  Bids are evaluated based on the supplier meeting eligibility and financial requirements, and contracts are awarded to Medicare suppliers that offer the best price and meet these standards.  CMS determines a supplier's financial viability based on certain financial ratios and the supplier's credit report and score.  Based on the information requested in the bid forms, we believe that the CMS may also consider other factors, such as the volume which the bidder is offering to provide as compared to the volume it previously provided, whether the bidder has the staff and facilities to handle the volume it is bidding for, and other miscellaneous items.

Every bidder sets forth its estimated capacity of each item for which it is bidding and it sets forth a bid price.  It is our understanding that the CMS will set a bid price as low as possible that will still result in a sufficient number of bidders, based on their estimated capacity, to supply the number of units the CMS estimates need to be provided for the particular market in the next year.  We also believe that the CMS will attempt to award up to 30% of the bids to small businesses.  There are no material costs associated with submitting bids and obtaining contracts.

In 2007 and 2008, CMS sought and reviewed bids and developed a plan to implement Round 1 on July 1, 2008.

The bidding process for Round 1 was controversial and complex, which resulted in deadline extensions. Moreover, CMS was subject to numerous lawsuits seeking a delay of Round 1. Then on July 15, 2008, MIPPA was enacted which, among other provisions, delayed the DMEPOS competitive bidding program by requiring that Round 1 competition commence in 2009, and required a number of program reforms prior to CMS re-launching the program. Changes mandated by MIPPA include requirements for the government to administer the program more transparently, exemption of certain DMEPOS products from the program, and a new implementation schedule.

In November 2010, CMS published a final rule containing several provisions related to the competitive bidding program. The rule included a list of 21 additional MSAs to be included in Round 2.

Under MIPPA, the initial competitive bidding areas ("CBAs") and product categories subject to rebidding in the Round 1 Rebid are very similar to those of Round 1. However, MIPPA excludes Negative Pressure Wound Therapy Pumps and Related Supplies and Accessories as a competitive bidding product category in Round 1 and permanently excludes Group 3 Complex Rehabilitative Power Wheelchairs and Related Accessories as a competitive bidding product category.

Notwithstanding the changes MIPPA requires, competitive bidding imposes a significant risk to DMEPOS suppliers under the rules governing the program. If a DMEPOS supplier such as us operating in a CBA is not awarded a contract for that CBA, the supplier generally will not be able to bill and be reimbursed by Medicare for DMEPOS items supplied in that CBA for the time period covered by the competitive bidding program unless the supplier meets certain exceptions or acquires a winning bidder. Because the applicable statutes mandate financial savings from the competitive bidding program, a winning contract supplier will receive lower Medicare payment rates under competitive bidding than the otherwise applicable DMEPOS fee schedule rates. As competitive bidding is phased in across the country under the revised MIPPA and Reform Package implementation schedule, we believe that we will experience a reduction in reimbursement.  In addition, there is an increasing risk that the competitive bidding prices will become a benchmark for reimbursement from other payors, as evidenced by the Administration's fiscal budget proposal which would cap state Medicaid reimbursement levels at competitive bid rates using an as-yet-undetermined methodology. Neither MIPPA nor the Reform Package prevents CMS from adjusting prices for DMEPOS items in non-bid areas; however, before using its authority to adjust prices in non-bid areas, MIPPA requires that CMS issue a regulation that specifies the methodology to be used and consider how prices through competitive bidding compare to costs for those items and services in the non-bid areas.

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

The Reform Package also gives the Secretary of Health and Human Services additional authority to apply competitive bid pricing to non-bid areas via a rulemaking process and that could occur by 2016. In addition, efforts to repeal the competitive bidding program altogether or mandate significant program changes continue. In March 2011, the Fairness in Medicare Bidding Act of 2011 ("FIMBA") was introduced into the U.S. House of Representatives and referred to the House Subcommittee on Health. FIMBA would repeal the program without specifying a reduction in the industry's current reimbursement levels. Other efforts are underway by independent economists who seek to alter certain critical aspects of the program. Specifically, those efforts are designed to change the way in which CMS conducts the auction process itself, establishes the single payment rates, determines supplier capacity needed and related aspects which, if adopted by CMS in their entirety or in part, would change how Round 2 would be administered. We cannot predict whether these or other efforts to repeal or amend the program will be successful, or their potential impact on us.

We believe that our relationships with persons who refer business to us will allow us to maintain market share under Medicare competitive bidding. However, the bidding rules are complex and it is possible for bidders to be disqualified for technical reasons other than pricing. There is no guarantee that we will be selected as a winning contract supplier in any future phases of the program and be awarded competitive bidding contracts by CMS or that we will maintain or increase market share. Under the current competitive bidding regulations, if we are not selected as a winning contract supplier for a particular CBA, we will generally not be allowed to supply Medicare beneficiaries in the CBA with products subject to competitive bidding for the contract term of program, unless we elect to continue to service existing patients under the "grandfathering provision" of the program's final rule for certain products.  Because of our combination of both managed care and traditional business, we believe we can nevertheless maintain a favorable overall market position in a particular CBA even if we are not selected as a contract supplier.

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

CMS also requires that all durable medical equipment providers who bill the Medicare program maintain a surety bond of $50,000 per National Provider Identifier ("NPI") number which Medicare has approved for billing privileges. We obtained the required surety bond for our location before the October 2009 deadline, and it is automatically renewed annually on August 1.

Other Issues.

●	Medical Necessity & Other Documentation Requirements. In order to ensure that Medicare beneficiaries only receive medically necessary and appropriate items and services, the Medicare program has adopted a number of documentation requirements. For example, the DME MAC Supplier Manuals provide that clinical information from the "patient's medical record" is required to justify the initial and ongoing medical necessity for the provision of DME. Some DME MACs, CMS staff and government subcontractors have taken the position, among other things, that the "patient's medical record" refers not to documentation maintained by the DME supplier but instead to documentation maintained by the patient's physician, healthcare facility or other clinician, and that clinical information created by the DME supplier's personnel and confirmed by the patient's physician is not sufficient to establish medical necessity. It may be difficult, and sometimes impossible, for us to obtain documentation from other healthcare providers. Moreover, auditors' interpretations of these policies are inconsistent and subject to individual interpretation. This is then translated to individual supplier significant error rates and aggregated into a DMEPOS industry error rate, which is significantly higher than other Medicare provider/supplier types. High error rates lead to further audit activity and regulatory burdens. In fact, DME MACs have continued to conduct extensive pre-payment reviews across the DME industry and have determined a wide range of error rates. For example, error rates for CPAP claims have ranged from 50% to 80%. DME MACs have repeatedly cited medical necessity documentation insufficiencies as the primary reason for claim denials. If these or other burdensome positions are generally adopted by auditors, DME MACs, other contractors or CMS in administering the Medicare program, we would have the right to challenge these positions as being contrary to law. If these interpretations of the documentation requirements are ultimately upheld, however, it could result in our making significant refunds and other payments to Medicare and our future revenues from Medicare may be significantly reduced. We have adjusted certain operational policies to address the current expectations of Medicare and its contractors. We cannot predict the adverse impact, if any, these interpretations of the Medicare documentation requirements or our revised policies might have on our operations, cash flow, and capital resources, but such impact could be material.

The impact of changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through December 31, 2014. We cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this "Government Regulation" section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates. However, given the recent significant increases in industry audit volume and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

Medicaid Reimbursement.  State Medicaid programs implement reimbursement policies for the items and services we provide that may or may not be similar to those of the Medicare program. Budget pressures on these state programs often result in pricing and coverage changes and extended payment practices that may have a detrimental impact on our operations and/or financial performance. States sometimes have interposed intermediaries to administer their Medicaid programs, or have adopted alternative pricing methodologies for certain drugs, biologicals, and home medical equipment under their Medicaid programs that reduce the level of reimbursement received by us without a corresponding offset or increase to compensate for the service costs incurred.  We periodically evaluate the possibility of stopping or reducing our Medicaid business in any state with reimbursement or administrative policies that make it difficult for us to safely care for patients or conduct operations profitably. Moreover, the Reform Package increases Medicaid enrollment over a number of years and imposes additional requirements on states which, combined with the current economic environment and state deficits, could further strain state budgets and therefore result in additional policy changes or rate reductions. The President's most recent budget proposal, would limit the amount state Medicaid programs pay for DMEPOS to be no higher than Medicare payment levels, including those impacted by Medicare competitive bidding. We cannot currently predict the adverse impact, if any, that any such change to or reduction in our Medicaid business might have on our operations, cash flow and capital resources, but such impact could be material. In addition, we cannot predict whether states will consider similar or other reimbursement reductions, whether or how healthcare reform provisions pertaining to Medicaid will ultimately be implemented or whether any such changes would have a material adverse effect on our results of operations, cash flow and capital resources.

HIPAA. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") is comprised of a number of components pertaining to the privacy and security of certain protected health information ("PHI"), as well as the standard formatting of certain electronic health transactions. Many states have similar, but not identical, restrictions. Existing and any new laws or regulations have a significant effect on the manner in which we handle healthcare related data and communicate with payors. Among other provisions, the HITECH Act of the American Recovery and Reinvestment Act of 2009 ("ARRA") includes additional requirements related to the privacy and security of PHI, clarifies and increases penalties of HIPAA and provides State Attorneys General with HIPAA enforcement authority. We have adopted a number of policies and procedures to conform to HIPAA requirements, as modified by the HITECH Act of ARRA, throughout our operations, and we have educated our employees about these requirements.  We cannot, however, guarantee that we will not have a HIPAA privacy or data security concern in the future. We face potential administrative, civil and possible criminal sanctions if we do not comply with the existing or new laws and regulations dealing with the privacy and security of PHI. Imposition of any such sanctions could have a material adverse effect on our operations.

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

Anti-Kickback Statutes. As a provider of services under the Medicare and Medicaid programs, we must comply with a provision of the federal Social Security Act, commonly known as the "federal anti-kickback statute." The federal anti-kickback statute prohibits the offer or receipt of any bribe, kickback, or rebate in return for the referral or arranging for the referral of patients, products or services covered by federal healthcare programs. Federal healthcare programs have been defined to include plans and programs that provide health benefits funded by the United States Government, including Medicare, Medicaid, and TRICARE (formerly known as the Civilian Health and Medical Program of the Uniformed Services or CHAMPUS), among others. Some courts and the OIG interpret the statute to cover any arrangement where even one purpose of the remuneration is to influence referrals. Violations of the federal anti-kickback statute may result in civil and criminal penalties and exclusion from participation in federal healthcare programs.

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

Physician Self-Referral. Certain provisions of the Omnibus Budget Reconciliation Act of 1993 (the "Stark Law") prohibit healthcare providers such as us, subject to certain exceptions, from submitting claims to the Medicare and Medicaid programs for designated health services if we have a financial relationship with the physician making the referral for such services or with a member of such physician's immediate family. The term "designated health services" includes several services commonly performed or supplied by us, including durable medical equipment and home health services. In addition, "financial relationship" is broadly defined to include any ownership or investment interest or compensation arrangement pursuant to which a physician receives remuneration from the provider at issue. The Stark Law prohibition applies regardless of the reasons for the financial relationship and the referral; and therefore, unlike the federal anti-kickback statute, an intent to violate the law is not required.

Violations of the Stark Law may result in loss of Medicare and Medicaid reimbursement, civil penalties, and exclusion from participation in the Medicare and Medicaid programs.

In addition, Ohio, Pennsylvania, and West Virginia have similar prohibitions against physician self-referrals, which may not necessarily be limited to Medicare or Medicaid services and may not include the same statutory and regulatory exceptions found in the Stark Law.

False Claims. The federal False Claims Act imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the federal civil False Claims Act may result in treble damages, civil monetary penalties, and exclusion from the Medicare, Medicaid, and other federally funded healthcare programs. If certain criteria are satisfied, the federal civil False Claims Act allows a private individual to bring a qui tam suit on behalf of the government and, if the case is successful, to share in any recovery. Federal False Claims Act suits brought directly by the government or private individuals against healthcare providers, like us, are increasingly common and are expected to continue to increase.

The federal government has used the federal False Claims Act to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs. The government and a number of courts also have taken the position that claims presented in violation of certain other statutes, including the federal anti-kickback statute or the Stark Law, can be considered a violation of the federal False Claims Act, based on the theory that a provider impliedly certifies compliance with all applicable laws, regulations, and other rules when submitting claims for reimbursement.

On May 20, 2009, President Obama signed into law the Fraud Enforcement and Recovery Act of 2009 ("FERA"). Among other things, FERA modifies the federal False Claims Act by expanding liability to contractors and subcontractors who do not directly present claims to the federal government. FERA also expanded the False Claims Act liability for what is referred to as a "reverse false claim" by explicitly making it unlawful to knowingly conceal or knowingly and improperly avoid or decrease an obligation owed to the federal government.

Ohio and Pennsylvania have enacted false claims acts that are similar to the federal False Claims Act.  In addition, there is a corresponding increase in state-initiated false claims enforcement efforts.

Other Fraud and Abuse Laws. HIPAA created, in part, two new federal crimes: "Healthcare Fraud" and "False Statements Relating to Healthcare Matters." The Healthcare Fraud statute prohibits executing a knowing and willful scheme or artifice to defraud any healthcare benefit program.  A violation of this statute is a felony and may result in fines and/or imprisonment. The False Statements statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact by any trick, scheme, or device or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines and/or imprisonment.

The increased public focus on waste, fraud, and abuse, and their related cost to society will likely result in additional Congressional hearings, CMS regulatory changes, and/or new laws. The Reform Package also provides for new regulatory authority, and additional fines and penalties. More recently, additional legislation has been proposed in the U.S. Senate which would further expand the government's oversight of the healthcare industry via new regulatory authority. In addition, a Senate bill released in June 2011 (S. 1251) would require pre-payment review of all claims for durable medical equipment that are at high risk for fraud and abuse. At this time, we cannot predict whether these or other reforms will ultimately become law, or the impact of such reforms on our business operations and financial performance.

Facility Licensure.  We only have one facility and it is located in Canfield, Ohio.  We are regulated by and licensed with the Ohio Respiratory Care Board, and we also have a home medical equipment vendor's license from the State of Ohio.  We are committed to complying with all applicable licensing requirements.

Healthcare Reform. Economic, political, and regulatory influences are causing fundamental changes in the healthcare industry in the United States. Various healthcare reform proposals are formulated and proposed by the legislative and administrative branches of the federal government on a regular basis.  In addition, Ohio and Pennsylvania periodically consider various healthcare reform proposals. Even with the passage of the Reform Package, we anticipate that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will continue in the future.

The elections since the passage of the Reform Package changed the composition of Congress and affected certain priorities related to healthcare. Congress is debating the potential to repeal or amend the Reform Package altogether. A number of other parties, including some State governments, are challenging the Reform Package, and we cannot predict the outcome of such challenges. Changes in the law or new interpretations of existing laws can have a substantial effect on permissible activities, the relative costs associated with doing business in the healthcare industry and the amount of reimbursement by governmental and other third-party payors. Also, the government has begun to promulgate the implementing rules and regulations of the Reform Package, including additional requirements related to our business and that of our customers. Until those rules are more clearly understood, and due to uncertainties regarding the ultimate features of additional reform initiatives and their enactment and implementation over the next few years, we cannot predict which, if any, of such reform proposals will be adopted, or when they may be adopted, or that any such reforms will not have a material adverse effect on our results of operations, cash flow, capital resources, and liquidity.

Employees

As of December 31, 2014, we had four full-time and six part-time employees.  None of our employees were represented by a labor union or other labor organization.

Item 1A.   Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

Our offices are located at 4120 Boardman-Canfield Road, Canfield, Ohio 44406.  We rent our offices pursuant to a three-year lease extension which expires in June 2017.  Our monthly rent is approximately $2,700, plus costs.

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

The number of record holders of our common stock on June 30, 2016 was approximately 115.

Dividends

Holders of our common stock are entitled to receive dividends as may be declared from time to time by our Board of Directors. We have not paid any cash dividends on our common stock and do not anticipate paying any in the foreseeable future. Management's current policy is to retain earnings, if any, for use in our operations and for expansion of the business.

Use of Proceeds

Our initial public offering closed on September 10, 2013, and a total of 250,800 shares were sold at a price of $0.25 per share.  We issued an additional 276,400 shares in a private offering during March and April 2014 at $.25 per share for $69,100 net proceeds, and 500,000 shares in another private offering during the first quarter of 2016 at $.10 per share for $50,000 net proceeds.  All proceeds received in our offerings were used to fund ongoing operations and maintain our status as an SEC registrant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Equity Compensation Plan Information

We do not have any compensation plans or stock option plans.

Recent Sales of Unregistered Securities

We did not have any sales of unregistered securities during the last three months of the year ended December 31, 2014.

Item 6.    Selected Financial Data.

This item is not required for Smaller Reporting Companies.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes to Financial Statements filed herein.

Business Overview

We primarily provide services to the rehabilitation market, which consists primarily of home medical equipment and supplies.  More than 50% of our revenues are derived from the sale and rental of durable home medical equipment including such items as wheeled walkers, manual and power wheelchairs, hospital beds, ramps, bedside commodes, and miscellaneous bathroom equipment.  The balance of our revenue is from the sale of various home medical supplies including diabetic testing, incontinence, ostomy, wound care, and catheter care.  Our emphasis is on helping patients with mobility related limitations, but our overall business is aimed at helping patients remain in their homes instead of having to go to hospitals, rehab centers, and other similar facilities.  Most of the equipment and supplies that we sell are prescribed by a physician as part of an overall care plan.

Results of Operation for the year ended December 31, 2014 as compared to the year ended December 31, 2013

Revenues for the year ended December 31, 2014 were $605,905 as compared to the revenues of $475,254 for the year ended December 31, 2013.  The 28% increase in sales is primarily attributable to the significant increase in sales for the most recent six months due to winning the competitive bidding described elsewhere, as well as a shift in customer focus away from Medicare and Medicaid towards private pay/private insurance customers due to continually decreasing Medicare and Medicaid reimbursement rates.

Cost of goods sold for the year ended December 31, 2014 were $256,060 as compared to $236,270 for the year ended December 31, 2013.  The 8% increase in cost of goods sold is primarily due to the increase in the sales volume in the last six months of the year ended December 31, 2014, combined with the fact that since July 1, 2013, Medicare has reduced the amount it is paying the Company for its products.  The Company has also recently been forced to carry inventory of certain products in order to accommodate the patient demand. Gross profit margin increased from 50% in 2013 to 58% in 2014, and cost of goods sold as a percent of net sales decreased from 50% in 2013 to 42% in 2014. This is due to an increase in sales of high-end power wheelchairs, which carry higher profit margins, as well as a renegotiation with Nestle to decrease our cost on enteral nutrition products.  As we persist in intensifying our efforts in procuring private pay/private insurance sales, we expect to see continued increases in our profit margins and decreases in our cost of sales as a percentage of net sales.

Operating expenses for the year ended December 31, 2014 were $377,723 as compared to $238,366 for the year ended December 31, 2013.  The 58% increase was due to a significant increase in hours worked by six hourly employees, the addition of two more part-time employees, resulting in an $81,936 increase in salaries and wages.  We also acquired significant property and equipment, which increased depreciation expense by $26,181.

During the year ended December 31, 2014 we had a net loss of $30,089 as compared to a net loss of $3,242 for the year ended December 31, 2013.  The primary reason for the larger loss in the year ended December 31, 2014 was the significant increase in operating expenses as explained previously.

Liquidity and Capital Resources

As of December 31, 2014, we had a working capital deficit of $(39,175) compared to a working capital deficit of $(65,722) as of December 31, 2013.  Our cash balance on December 31, 2014 was $24,908 compared to $669 as at December 31, 2013.

Net cash provided by operating activities was $1,216 during the year ended December 31, 2014 as compared to net cash used for operating activities of $(35,650) during the year ended December 31, 2013.  The primary reason for the increase in cash provided by operating activities was the net effect of the increases in accounts payable and receivable.

We used cash for investing activities during the twelve months ended December 31, 2014 in the amount of $30,387 to purchase property and equipment.  There was no cash provided by or used for financing activities in 2013.

There was $53,410 of cash flows provided by financing activities during the year ended December 31, 2014 as compared to $28,967 provided by financing activities during the year ended December 31, 2013.  The cash flows from financing activities in the year ended December 31, 2014 included the $69,100 from a private placement at $.25 per share.

We believe that our recent public and private offerings will provide sufficient capital in the short term for our current level of operations. This is because we believe that we can generate sufficient sales and services within our present organizational structure and resources to become profitable in our operations by December 31, 2016.  Additional resources will be needed to build our web store and to otherwise increase advertising and marketing.

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

Item 8.    Financial Statements and Supplementary Data.

CANFIELD MEDICAL SUPPLY, INC.
Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

FINANCIAL STATEMENTS

Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders' Deficit	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 - F-15

PRITCHETT,SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
1438 N. HIGHWAY 89 STE. 130
FARMINGTON, UTAH  84025
_______________
(801) 447-9572     FAX (801) 447-9578
_______________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Canfield Medical Supply, Inc.
Canfield, Ohio

We have audited the accompanying balance sheet of Canfield Medical Supply, Inc. (the Company) as of December 31, 2014 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred losses since its inception, has a working capital deficit, and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regards to these matters are also described in Note 8.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties.
/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
September 19, 2016

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

CUTLER & CO., LLC

Arvada, Colorado
April 15, 2014

CANFIELD MEDICAL SUPPLY, INC.
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2014	2013
		(Restated)
Current Assets
Cash	$24,908	$669
Accounts receivable	80,183	58,647
Inventory	14,314	12,542
Total Current Assets	119,405	71,858
Equipment, net of accumulated depreciation of $24,465 and $1,912	47,309	23,857
Total Assets	$166,714	$95,715

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$71,275	$43,043
Related party notes payable	-	8,500
Line of credit	80,252	82,500
Current portion of long-term debt	7,053	3,537
Total Current Liabilities	158,580	137,580

Long-term debt	28,772	17,784
Total Liabilities	187,352	155,364

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized;
no shared issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares
authorized; 10,027,200 (2014) and 9,750,800 (2013) shares issued and outstanding	118,515	49,415
Accumulated deficit	(139,153)	(109,064)
Total Stockholders' Equity (Deficit)	(20,638)	(59,649)
Total Liabilities and Stockholders' Equity (Deficit)	$166,714	$95,715

The accompanying notes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2014	December 31, 2013
		(Restated)

Sales (net of returns)	$605,905	$475,254
Cost of goods sold	256,060	236,270
Gross profit	349,845	238,984

Operating expenses:
Salaries and wages	179,235	97,299
Professional fees	33,757	42,145
Depreciation	28,093	1,912
Other selling, general and administrative	136,638	97,010
Total operating expenses	377,723	238,366

Income (loss) from operations	(27,878)	618

Other income (expense):
Interest expense	(3,923)	(3,860)
Gain on disposal of fixed assets	1,712	-
	(2,211)	(3,860)

Income (loss) before provision for income taxes	(30,089)	(3,242)
Provision for income tax	-	-

Net income (loss)	$(30,089)	$(3,242)

Net income (loss) per share (basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	9,953,587	9,601,379

The accompanying notes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock (No Par)		Accumulated	Stockholders'
	Shares (1)	Amount	Deficit	Equity (Deficit)

Balances at December 31, 2012	9,500,000	$15,500	$(105,822)	$(90,322)

Sales of common stock	250,800	33,915	-	33,915

Net income (loss) for the year (Restated)	-	-	(3,242)	(3,242)

Balances at December 31, 2013 (Restated)	9,750,800	$49,415	$(109,064)	$(59,649)

Sales of common stock	276,400	69,100	-	69,100

Net income (loss) for the year	-	-	(30,089)	(30,089)

Balances at December 31, 2014	10,027,200	$118,515	$(139,153)	$(20,638)

(1) As retroactively restated for an 80,000 for 1 forward stock split effective April 18, 2012.

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2014	2013
		(Restated)
Cash Flows From Operating Activities:
Net income (loss)	$(30,089)	$(3,242)
Adjustments to reconcile net loss to net cash provided by
(used for) operating activities:
Gain on disposal of fixed assets	(1,712)	-
Depreciation	28,093	1,912
Changes in current assets and liabilities:
Increase in accounts receivable	(21,536)	(44,188)
Increase in inventory	(1,772)	(12,542)
Increase in accounts payable and accrued liabilities	28,232	22,410
Net cash provided by (used for) operating activities	1,216	(35,650)

Cash Flows From Investing Activities:
Purchase of property and equipment	(30,387)	-
Net cash (used for) investing activities	(30,387)	-

Cash Flows From Financing Activities:
Net payments on line of credit	(2,248)	(3,000)
Proceeds from notes payable, related parties	-	8,500
Payments on notes payable, related parties	(8,500)	(6,000)
Payments on long-term debt	(4,942)	(4,448)
Proceeds from sales of common stock.	69,100	33,915
Net cash provided by financing activities	53,410	28,967

Net Increase (Decrease) in Cash	24,239	(6,683)
Cash At The Beginning Of The Period	669	7,352
Cash At The End Of The Period	$24,908	$669

Schedule Of Non-Cash Investing And Financing Activities
Purchase of equipment with long-term debt	$19,446	$25,769
Supplemental Disclosure
Cash paid for interest	$5,460	$3,860
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Canfield Medical Supply, Inc. (the "Company"), was incorporated in the State of Ohio on September 3, 1992, and changed domicile to Colorado on April 18, 2012. The Company is in the business of home health services, primarily the selling of durable medical equipment and medical supplies to the public, nursing homes, hospitals, and other end users.

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

Accounts receivable

The majority of the Company's revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company has determined that as December 31, 2014 and 2013, no allowance for bad debts was necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Inventory

The Company carries inventory of durable medical equipment and medical supplies for resale.  Inventory is accounted for on a first–in first-out basis.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Revenue from product sales is recognized subsequent to a patient (customer) ordering a product at an agreed upon price and when delivery has occurred, and collectability is reasonably assured. A purchase arrangement is evidenced by a written order, with delivery considered as made after physical customer acceptance. Although rare, defective products may be returned, with other return issues considered on a case by case basis. Services such as periodic scheduled deliveries are contracted in writing, and generally billed monthly. Any service revenue earned by the Company for services such as safety and set up consulting or claims processing is recorded after the service is performed. Rental of durable home medical equipment is evidenced by written contract, with revenue recognized when rent is earned.

The Company's primary source of revenue is reimbursement from Medicare, Medicaid, and private insurance companies for the procurement and sale of medical equipment and supplies to patients.  The amount of revenue earned from each classification as a percent of total revenues is as follows:

	December 31,
	2014	2013
Medicare	22%	39%
Medicaid	20%	23%
Private pay/private insurance	41%	33%
Other	17%	5%
Total	100%	100%

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs in 2014 and 2013 of $2,777 and $1,992, respectively.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740, deferred taxes are provided for using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Through February 2012, the Company was an S-Corporation for income tax purposes, and therefore a pass-through entity paying no income tax at the corporate level.  The Company had no material loss carryforwards as of December 31, 2011.  Included in the Company's accumulated deficit from February 2012 forward is approximately $99,000 in undistributed S-Corporation losses.  At December 31, 2014 and 2013 the Company had net operating loss carryforwards of approximately $40,000 and $9,000 respectively, which may be applied against future taxable income and which expire beginning in 2032.  However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards that can be utilized.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect (35% - 30% federal and 5% state) of the loss carryforwards of approximately $14,000 and $3,000 at December 31, 2014 and 2013, respectively, and therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in valuation allowance is approximately $11,000 and $1,100 for the periods ended December 31, 2014 and 2013, respectively.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

There we no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2014 or 2013.

 Financial Instruments

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents.  The Company places its cash and cash equivalents at well-known financial institutions, where at times, such balances may exceed FDIC insurance limits.

The Company receives a significant amount of its revenues in reimbursements from Medicare and Medicaid.  During the years ended December 31, 2014 and 2013, the Company received 62% and 42%, respectively, of its net revenues from Medicare and Medicaid.  The Company is able to obtain reimbursements through competitive bidding processes, and there is no guarantee that the Company will be selected as a winning contract supplier under future bidding rounds.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2014 and 2013

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

Products and services, geographic areas and major customers

The Company's business of medical supply sales constitutes one operating segment. All revenues each year were domestic and to external customers.

Selling, general and administrative expenses

Selling, general and administrative expenses included the following:

	December 31,
	2014	2013

Rent	$27,492	$27,492
Office expenses	57,539	50,914
Other SG&A	51,607	18,604
Total	$136,638	$97,010

NOTE 2.  PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and consist of the following:

	December 31,
	2014	2013

Office equipment	$2,934	$2,934
Vehicles	42,282	22,835
Wheelchair rental pool	26,558	-
Total property and equipment	71,774	25,769
Accumulated depreciation	(24,465)	(1,912)
Net property and equipment	$47,309	$23,857

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 2.  PROPERTY AND EQUIPMENT (Continued)

Depreciation is computed using the straight-line method based upon estimated useful lives as follows:

Office equipment	7 yeas
Vehicles	5 years
Wheelchair rental pool	13 months

Depreciation for 2014 and 2013 was $28,093 and $1,912, respectively.

The wheelchair rental pool consists of wheelchairs rented to customers over the shorter of the 13 month use period as mandated by Medicare and Medicaid, or the period over which the customer requires use of a wheelchair.  At the end of the use period, the chair is either returned to the pool to be rented to another customer, or title of the chair is transferred to the customer.

NOTE 3.  LINE OF CREDIT

At December 31, 2014 and 2013, the Company owed a bank $80,252 and $82,500, respectively, under a line of credit note payable. The line of credit is secured by all Company assets, due on demand, and bears interest at variable rates. Interest expense under the note in 2014 and 2013 was $3,255 and $3,199, respectively.  During 2014 and 2013, the Company made principal payments of $2,248 and $3,000, respectively.

NOTE 4.  NOTES PAYABLE, RELATED PARTIES

During the year ended December 31, 2013, the Company repaid the outstanding notes payable as of December 31, 2012 to related parties of $6,000, together with accrued interest of $360. In addition, the Company entered into a note agreement with an officer and shareholder in the amount of $1,000 bearing interest at the rate of 6% per year, secured by 125,000 shares of the Company's no-par value common stock, maturing August 24, 2013. In March 2013, the Company entered into three separate loan agreements with shareholders and an officer, for $2,500 each ($7,500 total), bearing interest at the rate of 10% per year, each secured by 10,000 shares (30,000 total) of the Company's no-par value common stock and maturing September 11, 2014. The loans were for working capital advances and were repaid in full during 2014, along with accrued interest of $816.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 5.  LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2014	2013
3.53% installment note payable $352 monthly, including interest, through July 2019, collateralized by vehicle	$17,870	$21,321
2.99% installment note payable $350 monthly, including interest,through August 2019, collateralized by vehicle	17,955	-
	35,825	21,321
Less principal due within one year	(7,053)	(3,537)
TOTAL LONG-TERM DEBT	$28,772	$17,784

Principal payments due on long-term debt subsequent to December 31, 2014, are as follows:
2015	$7,053
2016	7,603
2017	7,853
2018	8,111
2019	5,205
TOTAL	$35,825

NOTE 6.  COMMON STOCK

In March and September 2013, the Company received net proceeds of $33,915 from the sale of 250,800 shares of no-par value common stock at $0.25 per share.  The Company incurred costs directly related to the stock sales of $28,785 which have been offset against proceeds in the accompanying financial statements.

 In March and April 2014, the Company received net proceeds of $69,100 from the sale of 276,400 shares of no-par value common stock at $0.25 per share.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 7.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through May 2017 with monthly payments of approximately $2,700 plus costs.

Lease expense incurred in each of the years ended 2014 and 2013 was approximately $33,000.  Subsequent to December 31, 2014, future minimum payments under the lease total approximately $79,500 including:  2015 - $33,000, 2016 - $33,000, and 2017 - $13,500.

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

NOTE 9.  SUBSEQUENT EVENTS

During the period of January through March 2016, the Company underwent a stock offering of 500,000 shares at $.10/share for total proceeds of $50,000 to primarily unaffiliated individuals/entities.

On July 11, 2016, the Company purchased a delivery vehicle for a total price of $17,913 pursuant to a 3.79% simple finance charge agreement.  The loan term is 5 years with monthly payments of $299.

The Company has evaluated subsequent events through the date these financial statements were available to be issued and determined that there are no other reportable subsequent events.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2014 and 2013

NOTE 10.  RESTATEMENT

The Company earned revenues of $27,726 during the year ended December 31, 2013 that were not recorded until payment was received subsequently during the first quarter of 2014.  The financial statements as of and for the year ended December 31, 2013 have been restated to include those revenues in accounts receivable and correct the understatement of revenue.

	Amount As Originally Filed	Restatement adjustment	Restated Amount
As of December 31, 2013
Accounts receivable	$30,921	$27,726	$58,647
Accumulated deficit	(136,790)	27,726	(109,064)

Year ended December 31, 2013
Revenue	447,528	27,726	475,254
Gross profit	211,258	27,726	238,984
Loss from operations	(27,108)	27,726	618
Net loss	(30,968)	27,726	(3,242)
Net loss per share	$0.00	$0.00	$0.00

Weighted Ave Shares	9,601,379		9,601,379

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On September 24, 2013, Ronald R. Chadwick, P.C. ("Chadwick") resigned as the Company's independent registered public accounting firm.  On February 3, 2014, the Company, through and with the approval of its board of directors, engaged Cutler & Co., LLC ("Cutler") as its independent registered public accounting firm.

Cutler subsequently merged its SEC auditing practice with Pritchett, Siler & Hardy, P.C. of Salt Lake City, Utah, and on January 11, 2016, the Company engaged Pritchett, Siler & Hardy, P.C. as its new independent registered public accounting firm.

Since its appointment as our independent registered accounting firm on February 3, 2014, Cutler has completed the audit of our financial statements for the year ended December 31, 2013 and reviewed our financial statements for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)

Michael J. West 4120 Boardman-Canfield Road Canfield, OH 44406	61	President, Chief Executive Officer and Director

Stephen H. West 16325 E. Dorado Ave. Centennial, CO 80045	59	Chief Financial Officer, Secretary and Director

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. These officers and directors are our only officers, directors, promoters and control persons.

Background Information about Our Officers and Directors

Michael J. West co-founded our Company with his wife in September 1992 and served as Vice-President, Secretary and a Director until September 2004 when he became the President and sole Director.  He also founded Medical Billing Assistance, Inc. ("Medical Billing") in 1994.  Medical Billing was involved in electronic billing of medical claims to Medicare.  Medical Billing completed an acquisition of FCID Medical, Inc. in December 2010 and Mr. West resigned from all positions with Medical Billing at that time.  Mr. West received a Bachelor's of Arts Degree in Biology from Wittenberg University in 1977.  He plans to continue devoting his full time to our affairs.  We believe that Mr. Michael West's 24 years of experience serving as either our President or Vice President enables him to make valuable contributions to our Board of Directors.

Stephen H. West has served as Secretary, Treasurer, CFO and a Director of our company since September 2011.  He is the brother of Michael J. West.  He has been involved in the computer data storage market since 1978.  He spent twenty-two years at Storage Technology Corporation where he held positions as Director of Sales for their telecommunications region, Vice President and General Manager of the Western Region and Vice President of Global Accounts.  He co-founded PeakData Inc., a computer data storage company which focuses on sales and integration of enterprise storage solutions for Fortune 1000 companies in March 2001 and served as its Executive Vice president of Sales until January 2009.  Since January 2009, he has served as Director of Sales of Net Source, a computer storage company. From May 2007 until December 2010 he served as Secretary and a Director of Medical Billing Assistance, Inc. and he continued as a Director until April 2011.  Mr. West graduated from the University of Cincinnati with a BBA in 1978.  He plans to devote approximately 5 to 10 hours per month to our affairs.  We believe that Mr. Stephen West's 38 years of sales and executive experience in the technology industry and his knowledge of our Company's history qualify him to serve as a member of our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2014, and certain written representations, no persons who were either a director, executive officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2014.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total($)

Michael West	2014	$67,750	-	-	-	-	-	-	$67,500
	2013	$45,000	-	-	-	-	-	-	$45,000

Steve West	2014	$-	-	-	-	-	-	-	$-
	2013	$-	-	-	-	-	-	-	$-

We currently pay our President a salary of approximately $1,300 per week and we intend to continue this during the next twelve months.  Our Chief Financial Officer is not paid a salary.  We do not have employment agreements with either of our executive officers.

Directors Compensation

Our directors have not been paid any compensation for serving as Directors of the Company and there are no present plans or understandings with respect to future compensation.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards on December 31, 2014.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of June 30, 2016, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Executive Officers named in the Summary Compensation Table, and (iv) all of our Officers and Directors as a Group:

Name and Address of Beneficial Owner	Beneficial Ownership	Approximate Percent Owned

Michael J. West 4120 Boardman-Canfield Road Canfield, OH 44406	8,344,000	79.3%

Stephen H. West 16325 East Dorado Avenue Centennial, CO 80015	300,000	2.9%

All Officers and Directors as a group (2 persons)	8,644,000	82.2%

Item 13.   Certain Relationships and Related Transactions and Director Independence.

In April 2012, we completed a $15,000 private placement to raise money to pay for some of the expenses of our initial public offering.  Stephen West and Michael West, officers and directors of our company, each purchased 300,000 shares of our common stock for $3,000 or $0.01 per share.

During March 2013, the Company borrowed a total of $3,500 from its two officers and directors for working capital.  The notes bear interest at rates from 6% to 10% and the repayment is secured by shares of the Company's common stock.  The notes were repaid with interest on April 24, 2014.  The details are set forth below:

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

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for professional services rendered by our former principal accounting firm, Cutler & Co., LLC, for the audit of the financial statements included in Form 10-K, and for the review of the interim condensed financial statements included in Form 10-Q, were approximately $13,500 and $18,440, respectively.

Audit Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for audit related services rendered by our former principal accounting firm, Cutler & Co., LLC, were approximately $0 and $0, respectively.

Tax Compliance/Preparation Fees

The aggregate fees billed during the fiscal years ended December 31, 2014 and 2013 for professional services rendered by our former principal accounting firm, Cutler & Co., LLC, for tax compliance, tax advice, and tax planning were approximately $500 and $500, respectively. Tax compliance services include the preparation of income tax returns filed with the Internal Revenue Service. Tax advice and planning services included assistance with implementation of tax planning strategies and consultation on other tax matters.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2013 and 2012 for all other professional services rendered by our former principal accounting firm, Cutler & Co., LLC, were approximately $0 and $0, respectively. Other services consisted of assistance with the interpretation of new accounting standards and other related services.

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

1.           Financial Statements.  See the Financial Statements starting on page 19.
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

CANFIELD MEDICAL SUPPLY, INC. (Registrant)

Date: September 19, 2016	By: /s/ Michael J. West
Name: Michael J. West Title: President and CEO (Principal Executive Officer)

Date: September 19, 2016	By: /s/ Stephen H. West
Name: Stephen H. West Title: Chief Financial Officer, (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Name	Title	Date

/s/ Michael J. West	President, CEO (Principal Executive	September 19, 2016
Michael J. West	Officer) and Director

/s/ Stephen H. West	Chief Financial Officer (Principal	September 19, 2016
Stephen H. West	Financial and Principal Accounting
Officer) and Director

EXHIBIT INDEX

Exhibit Number	Description

Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with Form S-1 filed with the SEC on July 12, 2012)

3.2	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form S-1 filed with the SEC on July 12, 2012)

31.1	Certification by CEO (filed herewith electronically)

31.2	Certification by CFO (filed herewith electronically)

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

101	XBRL