Form 10-K
period 2015-12-31
Canfield Medical Supply, Inc.
filed 2016-10-03
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[_]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of September 30, 2016 the registrant had 10,527,200 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CANFIELD MEDICAL SUPPLY, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2015

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

In 2012, we submitted bids in Medicare's Round 2 of competitive bidding.  In addition to our local Youngstown-Warren market area, we also submitted bids in four additional Ohio markets of Akron, Columbus, Dayton and Toledo.  We won the bid for our local market area for wheel chairs, enteral tube feeding, and pressure reduction surfaces.  As a direct result of winning these bids, our patient census has increased from approximately 85 prior to July 1, 2013 to about 1,103 by December 31, 2015.

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

	December 31,
	2015	2014
Medicare	13%	22%
Medicaid	12%	20%
Private pay/private insurance	63%	41%
Other	12%	17%
Total	100%	100%

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

Payors.  We derive substantially all of our revenues from third-party payors, including private insurers, Medicare, Medicaid, and managed care organizations.  For the year ended December 31, 2015, approximately 25% of our net revenues were derived from Medicare and Medicaid.  Generally, each third-party payor has specific requirements, which must be met before claim submission will result in payment.  We have procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation.  Notwithstanding these measures, violation of these requirements may still occur and could result in the termination of a contract with a payor, the repayment of amounts previously received, or other potentially significant liability.  When the third-party payor is a governmental entity, violations of these requirements could subject us to civil, administrative, and criminal enforcement actions.  We are subject to periodic audits by Medicare and Medicaid, the results of which have not identified any violations by us of these governmental entities' claim submission requirements.

Medicare Claims.  Most Medicare claims are paid within 30 to 60 days of submission. High dollar claims such as power chairs and pressure reduction surfaces require increased scrutiny by Medicare.  Such high dollar claims frequently are singled out for pre-payment audits, which require all hard copy documentation of the patient's condition by the physician be sent in to Medicare prior to receiving payment.  These claims take a minimum of 60 days to process and denials must be appealed.  All subsequent claims to Medicare for rental payments for the denied equipment continue to be denied until the appeal process is finished.  All of these claims require additional time to be completed and sometimes require phone calls to patients and doctors to reconcile.  Management is constantly reviewing unpaid claims to determine their status and claims are not written off until all attempts to collect payment from Medicare have been exhausted.  We historically write off approximately 5% of Medicare payments due to unsuccessful collection attempts.

Medicaid Claims.  Based on our results for the last three years, approximately 70% of our Medicaid claims are paid within 30 days.  Any claims not paid within 30 days usually have a billing error that has not been resolved by management and end up getting resolved and paid within an additional 30 to 60 days.

Self-pay Claims.  Approximately 9% of our business during the year ended December 31, 2015 was comprised of self-pay business.  This business represents persons who come into our store and purchase items not covered by insurance and patients who already may be purchasing something from us that is covered by insurance and they desire to purchase something additional that is not covered by insurance.  Some of these customers pay for their product at the time of purchase and we send or deliver invoices to the others.  These invoices request payment on receipt of the invoice.  We consider these receivables delinquent once they are 180 days late.  We rely on our past collection experience with other patients for similar or different products to determine if any of such receivables are still collectible.  At December 31, 2015, we determined that no allowance for such items was necessary.

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

Sales

Our President has primary responsibility for generating new referrals and for maintaining existing relationships for our products and services.  Our customers are typically the patients who purchase and utilize our products and services, but these patients are usually referred to us by physicians and their staffs, the discharge planners in hospitals and rehab facilities, nursing services and services that provide home care companions, and aides.  We have several rehabilitation facilities that refer a significant amount of patients to us that account for in excess of 25% of our gross revenues.  These facilities include Park Vista Rehabilitation, Sunrise Senior Living, and Whispering Pines Village Assisted & Independent Living.  However, these facilities also refer business to other providers.

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

Medicare and Medicaid Revenues.  In the years ended December 31, 2015 and 2014, approximately 25% and 42% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively.  No other third-party payor represented more than 10% of our total net revenues for the year ended December 31, 2015.  The majority of our revenues are derived from sales of equipment and supplies we sell to patients for patient care under fee-for-service arrangements.   Fee-for-service is a payment model where services are unbundled and paid for separately, and occurs when doctors and other health care providers receive a fee for each service, such as an office visit, test, or procedure.  Since most of the manufacturers of the products we sell do not provide direct patient care, our services primarily involve providing in-home-delivery, set-up, and maintenance of home medical equipment.  We do not have ongoing arrangements with patients or medical providers, other than rental agreements that we have for wheel chairs and hospital beds.

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

On July 1, 2016, the Medicare fee schedule was reduced in non-competitive bid areas on certain DME items, but the new 2016 fee schedule is still higher than the competitive bid pricing in adjacent areas. In addition, efforts to repeal the competitive bidding program altogether or mandate significant program changes continue. In March 2011, the Fairness in Medicare Bidding Act of 2011 ("FIMBA") was introduced into the U.S. House of Representatives and referred to the House Subcommittee on Health. FIMBA would repeal the program without specifying a reduction in the industry's current reimbursement levels. Other efforts are underway by independent economists who seek to alter certain critical aspects of the program. Specifically, those efforts are designed to change the way in which CMS conducts the auction process itself, establishes the single payment rates, determines supplier capacity needed and related aspects which, if adopted by CMS in their entirety or in part, would change how Round 2 would be administered. We cannot predict whether these or other efforts to repeal or amend the program will be successful, or their potential impact on us.

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

The impact of changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through December 31, 2015. We cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this "Government Regulation" section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates. However, given the recent significant increases in industry audit volume and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

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

Employees

As of December 31, 2015, we had four full-time and five part-time employees.  None of our employees were represented by a labor union or other labor organization.

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

Recent Sales of Unregistered Securities

We did not have any sales of unregistered securities during the last three months of the year ended December 31, 2015.

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

Results of Operation for the year ended December 31, 2015 as compared to the year ended December 31, 2014

Revenues for the year ended December 31, 2015 were $897,341 as compared to the revenues of $605,905 for the year ended December 31, 2014.  The 48% increase in sales is primarily attributable to the significant increase in sales due to winning the competitive bidding described elsewhere, as well as a shift in customer focus away from Medicare and Medicaid towards private pay/private insurance customers due to continually decreasing Medicare and Medicaid reimbursement rates.

Cost of goods sold for the year ended December 31, 2015 were $426,980 as compared to $256,060 for the year ended December 31, 2014.  The 67% increase in cost of goods sold is primarily due to the increase in the sales volume in the year ended December 31, 2015, combined with the fact that since July 1, 2013, Medicare has reduced the amount it is paying the Company for its products.  The Company has also recently been forced to carry inventory of certain products in order to accommodate the patient demand. Gross profit margin decreased from 58% in 2014 to 52% in 2015, and cost of goods sold as a percent of net sales increased slightly from 42% in 2014 to 48% in 2015.  This is due to a decrease in sales of high-end power wheelchairs, which carry higher profit margins.

Operating expenses for the year ended December 31, 2015 were $451,462 as compared to $377,723 for the year ended December 31, 2014.  The 20% increase was due to a significant increase in hours worked by six hourly employees and two more part-time employees, resulting in a $66,037 increase in salaries and wages.

During the year ended December 31, 2015 we had a net income of $19,153 as compared to a net loss of $(20,089) for the year ended December 31, 2014.  The primary reason for the improvement from a $(20,089) loss to a net income of $19,153 was the 48% increase in sales coupled with only a 20% increase in operating expenses.

Liquidity and Capital Resources

As of December 31, 2015, we had a working capital deficit of $(24,069) compared to a working capital deficit of $(39,175) as of December 31, 2014.  Our cash balance on December 31, 2015 was $7,343 compared to $24,908 as at December 31, 2014.

Net cash provided by operating activities was $13,075 during the year ended December 31, 2015 as compared to net cash provided by operating activities of $1,216 during the year ended December 31, 2014.  The primary reason for the increase in cash provided by operating activities was the improvement from a $(20,089) net loss in 2014 to net income of $19,153 in 2015.

We used cash for investing activities during the twelve months ended December 31, 2015 in the amount of $(20,585) to purchase property and equipment as compared to expenditures for property and equipment of $(30,387) in 2014.

There was $(10,055) used for financing activities during the year ended December 31, 2015 as compared to $53,410 provided by financing activities during the year ended December 31, 2014.  The cash flows from financing activities in the year ended December 31, 2014 included the $69,100 from a private placement at $.25 per share, whereas current year financing activities consisted solely of debt repayments.

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

Item 8.    Financial Statements and Supplementary Data.

CANFIELD MEDICAL SUPPLY, INC.
Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheets	F-2
Statements of Operations	F-3
Statements of Changes in Stockholders' Deficit	F-4
Statements of Cash Flows	F-5
Notes to Financial Statements	F-6 - F-12

PRITCHETT,SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
1438 N. HIGHWAY 89 STE. 130
FARMINGTON, UTAH  84025
_______________

(801) 447-9572     FAX (801) 447-9578
_______________________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors
Canfield Medical Supply, Inc.
Canfield, Ohio

We have audited the accompanying balance sheets of Canfield Medical Supply, Inc. (the Company) as of December 31, 2015 and 2014, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
September 28, 2016

CANFIELD MEDICAL SUPPLY, INC.
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2015	2014

Current Assets
Cash	$7,343	$24,908
Accounts receivable	167,063	80,183
Inventory	21,589	14,314
Total Current Assets	195,995	119,405

Equipment, net of accumulated depreciation of	43,753	47,309
$40,771 and $24,465
Total Assets	$239,748	$166,714

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$135,211	$71,275
Related party notes payable	-	-
Line of credit	77,250	80,252
Current portion of long-term debt	7,603	7,053
Total Current Liabilities	220,064	158,580

Long-term debt	21,169	28,772
Total Liabilities	241,233	187,352

Stockholders' Equity
Preferred stock, no par value; 5,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares
authorized; 10,027,200 shares issued and outstanding	118,515	118,515
Accumulated deficit	(120,000)	(139,153)
Total Stockholders' Equity (Deficit)	(1,485)	(20,638)
Total Liabilities and Stockholders' Equity (Deficit)	$239,748	$166,714

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2015	December 31, 2014

Sales (net of returns)	$897,341	$605,905
Cost of goods sold	426,980	256,060
Gross profit	470,361	349,845

Operating expenses:
Salaries and wages	245,272	179,235
Professional fees	39,570	33,757
Depreciation	29,763	28,093
Other selling, general and administrative	136,857	136,638
Total operating expenses	451,462	377,723

Income (loss) from operations	18,899	(27,878)

Other income (expense):
Interest expense	(5,368)	(3,923)
Gain on disposal of fixed assets	5,622	1,712
Total other income (expense)	254	(2,211)

Income (loss) before provision for income taxes	19,153	(30,089)
Provision for income tax	-	-

Net income (loss)	$19,153	$(30,089)

Net income (loss) per share (basic and fully diluted)	$0.00	$(0.00)

Weighted average number of common shares outstanding	10,027,200	9,953,587

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock (No Par)		Accumulated	Stockholders'
	Shares	Amount	Deficit	Equity (Deficit)

Balances at December 31, 2013 (Restated)	9,750,800	$49,415	$(109,064)	$(59,649)

Sales of common stock	276,400	69,100	-	69,100

Net income (loss) for the year	-	-	(30,089)	(30,089)

Balances at December 31, 2014	10,027,200	$118,515	$(139,153)	$(20,638)

Net income (loss) for the year	-	-	19,153	19,153

Balances at December 31, 2015	10,027,200	$118,515	$(120,000)	$(1,485)

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2015	2014

Cash Flows From Operating Activities:
Net income (loss)	$19,153	$(30,089)
Adjustments to reconcile net loss to net cash provided by
(used for) operating activities:
Gain on disposal of fixed assets	(5,622)	(1,712)
Depreciation	29,763	28,093
Changes in current assets and liabilities
Increase in accounts receivable	(86,880)	(21,536)
Increase in inventory	(7,275)	(1,772)
Increase in accounts payable and accrued liabilities	63,936	28,232
Net cash provided by operating activities	13,075	1,216

Cash Flows From Investing Activities:
Purchases of property and equipment	(20,585)	(30,387)
Net cash (used for) investing activities	(20,585)	(30,387)

Cash Flows From Financing Activities:
Net payments on line of credit	(3,002)	(2,248)
Payments on notes payable, related parties	-	(8,500)
Payments on long-term debt	(7,053)	(4,942)
Proceeds from sales of common stock.	-	69,100
Net cash provided by (used for) financing activities	(10,055)	53,410

Net Increase (Decrease) in Cash	(17,565)	24,239
Cash At The Beginning Of The Period	24,908	669
Cash At The End Of The Period	$7,343	$24,908

Schedule Of Non-Cash Investing And Financing Activities
Purchase of equipment with long-term debt	$-	$19,446

Supplemental Disclosure
Cash paid for interest	$5,368	$5,460
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of the accompanying financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

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

Accounts receivable

The majority of the Company's revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company has determined that at December 31, 2015 and 2014, no allowance for bad debts was necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Inventory

The Company carries inventory of durable medical equipment and medical supplies for resale.  Inventory is accounted for on a first–in first-out basis.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Revenue from product sales is recognized subsequent to a patient (customer) ordering a product at an agreed upon price, and when delivery has occurred, and collectability is reasonably assured. A purchase arrangement is evidenced by a written order, with delivery considered as made after physical customer acceptance. Although rare, defective products may be returned, with other return issues considered on a case by case basis. Services such as periodic scheduled deliveries are contracted in writing, and generally billed monthly. Any service revenue earned by the Company for services, such as safety and set up consulting or claims processing, is recorded after the service is performed. Rental of durable home medical equipment is evidenced by written contract, with revenue recognized when rent is earned.

The Company's primary source of revenue is reimbursement from Medicare, Medicaid, and private insurance companies for the procurement and sale of medical equipment and supplies to patients.  The amount of revenue earned from each classification as a percent of total revenues is as follows:

	December 31,
	2015	2014
Medicare	13%	22%
Medicaid	12%	20%
Private pay/private insurance	63%	41%
Other	12%	17%
Total	100%	100%

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs in 2015 and 2014 of $2,676 and $2,777, respectively.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income tax, (Continued)

Through February 2012, the Company was an S-Corporation for income tax purposes, and therefore a pass-through entity paying no income tax at the corporate level.  The Company had no material loss carryforwards as of December 31, 2011.  Included in the Company's accumulated deficit from February 2012 forward is approximately $99,000 in undistributed S-Corporation losses.  At December 31, 2015 and 2014 the Company had net operating loss carryforwards (NOL's) of approximately $21,000 and $40,000 respectively, which may be applied against future taxable income and which expire beginning in 2032.  However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards that can be utilized.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect (35% - 30% federal and 5% state) of the loss carryforwards of approximately $7,350 and $14,000 at December 31, 2015 and 2014, respectively, and therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in valuation allowance is approximately $6,650 and $11,000 for the periods ended December 31, 2015 and 2014, respectively, and decreased due to the anticipated utilization of existing NOL's against current taxable income in 2015.  The tax effect of remaining NOL's and resulting deferred tax assets of $7,350 remain fully reserved by valuation allowance, due to continued uncertainty as to their utilization.

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

There we no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2015 or 2014.

Financial Instruments

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents.  The Company places its cash and cash equivalents at well-known financial institutions, where at times, such balances may exceed FDIC insurance limits.

The Company receives a significant amount of its revenues in reimbursements from Medicare and Medicaid.  During the years ended December 31, 2015 and 2014, the Company received 25% and 42%, respectively, of its net revenues from Medicare and Medicaid.  The Company is able to obtain reimbursements through competitive bidding processes, and there is no guarantee that the Company will be selected as a winning contract supplier under future bidding rounds.

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

Other selling, general and administrative expenses

Other selling, general and administrative expenses included the following:

	December 31,
	2015	2014
Rent	$27,492	$27,492
Office expenses	44,829	57,539
Other SG&A	64,536	51,607
Total	$136,857	$136,638

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 2.  EQUIPMENT

Property and equipment are recorded at cost and consist of the following:

	December 31,
	2015	2014

Office equipment	$2,934	$2,934
Vehicles	42,282	42,282
Wheelchair rental pool	39,308	26,558
Total property and equipment	84,524	71,774
Accumulated depreciation	(40,771)	(24,465)
Net property and equipment	$43,753	$47,309

Depreciation is computed using the straight-line method based upon estimated useful lives as follows:

Office equipment	7 yeas
Vehicles	5 years
Wheelchair rental pool	13 months

Depreciation for 2015 and 2014 was $29,763 and $28,093, respectively.

The wheelchair rental pool consists of wheelchairs rented to customers over the shorter of the 13 month use period as mandated by Medicare and Medicaid, or the period over which the customer requires use of a wheelchair.  At the end of the use period, the chair is either returned to the pool to be rented to another customer, or title of the chair is transferred to the customer.

NOTE 3.  LINE OF CREDIT

At December 31, 2015 and 2014, the Company owed a bank $77,250 and $80,252, respectively, under a line of credit note payable. The line of credit is secured by all Company assets, due on demand, and bears interest at variable rates. Interest expense under the note in 2015 and 2014 was $2,958 and $3,255, respectively.  During 2015 and 2014, the Company made principal payments of $3,002 and $2,248, respectively.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 4.  NOTES PAYABLE, RELATED PARTIES

 In 2013, the Company entered into a note agreement with an officer and shareholder in the amount of $1,000 bearing interest at the rate of 6% per year, secured by 125,000 shares of the Company's no-par value common stock, maturing August 24, 2013. In March 2013, the Company entered into three separate loan agreements with shareholders and an officer, for $2,500 each ($7,500 total), bearing interest at the rate of 10% per year, each secured by 10,000 shares (30,000 total), of the Company's no-par value common stock and maturing September 11, 2014. The loans were for working capital advances and were repaid in full during 2014, along with accrued interest of $816.

NOTE 5.  LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2015	2014
3.53% installment note payable $352 monthly, including interest, through July 2019, collateralized by vehicle	$14,213	$17,870
2.99% installment note payable $350 monthly, including interest, through August 2019, collateralized by vehicle	14,559	17,955
	28,772	35,825
Less principal due within one year	(7,603)	(7,053)
TOTAL LONG-TERM DEBT	$21,169	$28,772

Principal payments due on long-term debt subsequent to December 31, 2015, are as follows:
2016	$7,603
2017	7,853
2018	8,111
2019	5,205
TOTAL	$28,772

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2015 and 2014

NOTE 6.  COMMON STOCK

 In March and April 2014, the Company received net proceeds of $69,100 from the sale of 276,400 shares of no-par value common stock at $0.25 per share.

NOTE 7.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through May 2017 with monthly payments of approximately $2,700 plus costs.

Lease expense incurred in each of the years ended 2015 and 2014 was approximately $33,000. Subsequent to December 31, 2015, future minimum payments under the leases total approximately $46,500 including:  2016 - $33,000, and 2017 - $13,500

NOTE 8.  GOING CONCERN

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

Cutler subsequently merged its SEC auditing practice with Pritchett, Siler & Hardy, P.C. ("PSH") of Salt Lake City, Utah, and on January 11, 2016, the Company engaged Pritchett, Siler & Hardy, P.C. as its new independent registered public accounting firm.

Since its appointment as our independent registered accounting firm on February 3, 2014, Cutler has completed the audit of our financial statements for the year ended December 31, 2013 and reviewed our financial statements for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014.  PSH subsequently completed the audit of our December 31, 2014 financial statements.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2015, and certain written representations, no persons who were either a director, executive officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2015.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total($)

Michael West	2015	$65,750	-	-	-	-	-	-	$65,750
	2014	$67,750	-	-	-	-	-	-	$67,500

Steve West	2015	$-	-	-	-	-	-	-	$-
	2014	$-	-	-	-	-	-	-	$-

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

We did not have any outstanding equity awards on December 31, 2015.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of September 15, 2016, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Executive Officers named in the Summary Compensation Table, and (iv) all of our Officers and Directors as a Group:

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

Item 14.   Principal Accounting Fees and Services.

Approval of Services

Pending establishment of an audit committee, the Board of Directors pre-approves all engagements for audit and non-audit services provided by the Company's principal accounting firm, Cutler & Co., LLC (2014 and 2015) and Pritchett, Siler & Hardy, P.C. (since January 11, 2016).

Audit Fees

The aggregate fees billed during the fiscal year ended December 31, 2015 and 2014 for professional services rendered by our former principal accounting firm, Cutler & Co., LLC, for the audit of the financial statements included in Form 10-K, and for the review of the interim condensed financial statements included in Form 10-Q, were approximately $10,000 and $13,500, respectively.

Audit Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for audit related services rendered by our former principal accounting firm, Cutler & Co., LLC, were approximately $0 and $0, respectively.

Tax Compliance/Preparation Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for professional services rendered by our former principal accounting firm, Cutler & Co., LLC, for tax compliance, tax advice, and tax planning were approximately $0 and $500, respectively. Tax compliance services include the preparation of income tax returns filed with the Internal Revenue Service. Tax advice and planning services included assistance with implementation of tax planning strategies and consultation on other tax matters.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2015 and 2014 for all other professional services rendered by our former principal accounting firm, Cutler & Co., LLC, were approximately $0 and $0, respectively. Other services consisted of assistance with the interpretation of new accounting standards and other related services.

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

1.           Financial Statements.  See the Financial Statements starting on page 18.

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

CANFIELD MEDICAL SUPPLY, INC. (Registrant)

Date: September 30, 2016	By: /s/ Michael J. West
Name: Michael J. West Title: President and CEO (Principal Executive Officer)

Date: September 30, 2016	By: /s/ Stephen H. West
Name: Stephen H. West Title: Chief Financial Officer, (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Name	Title	Date

/s/ Michael J. West	President, CEO (Principal Executive Officer) and Director	September 30, 2016
Michael J. West

/s/ Stephen H. West	Chief Financial Officer (Principal Financial and Principal Accounting Officer) and Director	September 30, 2016
Stephen H. West

EXHIBIT INDEX

Exhibit Number	Description

Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with Form S-1 filed with the SEC on July 12, 2012)

3.2	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form S-1 filed with the SEC on July 12, 2012)

31.1	Certification by CEO (filed herewith electronically)

31.2	Certification by CFO (filed herewith electronically)

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

101	XBRL