Form 10-Q
period 2015-03-31
Canfield Medical Supply, Inc.
filed 2016-10-11
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
 ☐ Yes   ☒  No

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
☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of October 11, 2016, there were 10,527,200 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
Current Assets
Cash	$11,052	$24,908
Accounts receivable	108,827	80,183
Inventory	8,576	14,314
Total Current Assets	128,455	119,405

Equipment, net of accumulated depreciation of $28,469 and $24,465	42,575	47,309

Total Assets	$171,030	$166,714

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$78,738	$71,275
Line of credit	79,500	80,252
Current portion of long-term debt	7,418	7,053
Total Current Liabilities	165,656	158,580

Long-term debt	26,895	28,772

Total Liabilities	192,551	187,352

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 10,027,200 shares issued and outstanding	118,515	118,515
Accumulated deficit	(140,036)	(139,153)

Total Stockholders' Equity (Deficit)	(21,521)	(20,638)

Total Liabilities and Stockholders' Equity (Deficit)	$171,030	$166,714

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
		(Restated)

Sales (net of returns)	$211,879	$128,913
Cost of goods sold	91,965	72,027
Gross profit	119,914	56,886

Operating expenses:
Salaries and wages	64,767	37,520
Professional fees	9,785	2,691
Depreciation	7,296	1,196
Other selling, general and administrative	37,812	27,839
Total operating expenses	119,660	69,246

Income (loss) from operations	254	(12,360)

Other income (expense):
Interest expense	(1,690)	(942)
Gain on disposal of fixed assets	553	-
Total other income (expense)	(1,137)	(942)

Income (loss) before provision for income taxes	(883)	(13,302)
Provision for income tax	-	-

Net income (loss)	$(883)	$(13,302)

Net income (loss) per share (basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,027,200	9,758,033

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31, 2015	Three months ended March 31, 2014
		(Restated)
Cash Flows From Operating Activities:
Net income (loss)	$(883)	$(13,302)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Gain on disposal of fixed assets	(553)	-
Depreciation	7,296	1,196
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(28,644)	30,238
(Increase) decrease in inventory	5,738	(4,337)
Increase (decrease) in accounts payable	7,463	(7,324)
Net cash provided by (used for) operating activities	(9,583)	6,471

Cash Flows From Investing Activities:
Purchases of property and equipment	(2,009)
Net cash (used for) investing activities	(2,009)	-

Cash Flows From Financing Activities:
Net payments on line of credit	(752)	(750)
Payments on long-term debt	(1,512)	(909)
Proceeds from sales of common stock.	-	22,800
Net cash provided by (used for) financing activities	(2,264)	21,141

Net Increase (Decrease) in Cash	(13,856)	27,612
Cash At The Beginning Of The Period	24,908	669

Cash At The End Of The Period	$11,052	$28,281

Schedule Of Non-Cash Investing And Financing Activities	$-	$-

Supplemental Disclosure
Cash paid for interest	$1,690	$942
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

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

Certain items in the accompanying comparative financial statements have been reclassified to conform to current period presentation.

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

Accounts receivable

The majority of the Company's revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2015 and December 31, 2014, the Company has determined that no allowance for doubtful accounts is necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Inventory

The Company carries inventory of durable medical equipment and medical supplies for resale.  Inventory is accounted for on a first–in first-out basis.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

The Company's primary source of revenue is reimbursement from Medicare, Medicaid and private insurance companies for the sale of medical equipment and supplies to patients. Revenue from product sales is recognized subsequent to a patient (customer) ordering a product at an agreed-upon price, and when delivery has occurred and collectability is reasonably assured. A purchase arrangement is evidenced by a written order, with delivery considered as made after physical customer acceptance. Although rare, defective products may be returned, with other return issues considered on a case-by-case basis. Services, such as periodic scheduled deliveries, are contracted in writing, and generally billed monthly. Any service revenue earned by the Company for services, such as safety and set up consulting or claims processing, is recorded after the service is performed. Rental of durable home medical equipment is evidenced by written contract, with revenue recognized when rent is earned.

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs during the three months ended March 31, 2015 and 2014 of $976 and $280, respectively.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

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

There were no potentially dilutive debt or equity instruments issued or outstanding during the three months ended March 31, 2015 or 2014.

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

The Company receives a significant amount of its revenues in reimbursements from Medicare and Medicaid through competitive bidding processes.  There is no guarantee that the Company will continue to be selected as a winning contract supplier under future bidding rounds.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

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

NOTE 2.  EQUIPMENT

Fixed assets are comprised of office equipment, vehicles, and the wheelchair rental pool, which consists of wheelchairs rented to customers over the shorter of the 13-month rental period mandated by Medicaid and Medicare, or the period over which the customer requires use of the wheelchair.  At the end of the use period, the wheelchair is either returned to the pool to be rented to another customer, or title of the chair is transferred to the customer.  Depreciation is computed over the estimated useful life of the assets, ranging from 13 months to 7 years, on the straight-line basis.  Depreciation expense for the three months ended March 31, 2015 and 2014 was $7,296 and $1,196, respectively.  Accumulated depreciation totaled $28,649 and $24,465 at March 31, 2015 and December 31, 2014, respectively.

NOTE 3.  LINE OF CREDIT

At March 31, 2015 and December 31, 2014, the Company owed a bank $79,500 and $80,252, respectively, under a revolving line of credit. The line of credit is secured by all Company assets, is due on demand, and bears interest at variable rates. Interest expense under the note approximated $750 during each of the three months ended March 31, 2015 and 2014.  During the three months ended March 31, 2015 and 2014, the Company made principal payments of $752 and $750, respectively.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

NOTE 4.  NOTES PAYABLE, RELATED PARTIES

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

NOTE 5.  LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2015	December 31, 2014

3.53% installment note payable $352 monthly, including interest, through July 2019, collateralized by vehicle	$17,345	$17,870
2.99% installment note payable $350 monthly, including interest, through August 2019, collateralized by vehicle	16,968	17,955
	34,313	35,825

Less principal due within one year	(7,418)	(7,053)

TOTAL LONG-TERM DEBT	$26,895	$28,772

Principal payments due on long-term debt subsequent to March 31, 2015, are as follows:
2015 remaining balance	$5,541
2016	7,603
2017	7,853
2018	8,111
2019	5,205

TOTAL	$34,313

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

NOTE 6.  COMMON STOCK

 In March and April 2014, the Company received net proceeds of $69,100 from the sale of 276,400 shares of no-par value common stock at $0.25 per share.   Of the total proceeds, $22,800 was received during the three months ended March 31, 2014.

NOTE 7.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through May 2017 with monthly payments of approximately $2,700 plus costs.

Lease expense incurred for each of the three months ended March 31, 2015 and 2014 was approximately $8,100. Subsequent to March 31, 2015, future minimum payments under the leases total approximately $71,400 including:  2015 (balance) $24,900, 2016 - $33,000, and 2017 - $13,500

NOTE 8.  GOING CONCERN

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

NOTE 9.  SUBSEQUENT EVENTS

During the period of January through March 2016, the Company underwent a stock offering of 500,000 shares at $.10 per share for total proceeds of $50,000 to primarily unaffiliated individuals and entities.

On July 11, 2016, the Company purchased a delivery vehicle for $17,913 pursuant to a 3.79% simple finance charge agreement.  The loan term is five years with a monthly payment of $299.

The Company has evaluated subsequent events through the date these financial statements were available to be issued and determined that there are no other reportable subsequent events.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014

NOTE 10.  RESTATEMENT

The Company earned revenues of $27,726 during the year ended December 31, 2013 that were not recorded until payment was received subsequently during the first quarter of 2014.  The accompanying comparative financial statements for the three months ended March 31, 2014 have been restated to correct the overstatement of revenue.

	Amount as
	Originally	Restatement	Restated
	Filed	Adjustment	Amount

Three months ended March 31, 2014
Statement of Operations
Revenue	$156,639	$(27,726)	$128,913
Gross profit	$84,612	$(27,726)	$56,886
Income (Loss) from operations	$15,366	$(27,726)	$(12,360)
Net income (loss)	$14,424	$(27,726)	$(13,302)
Net loss per share	$0.00	$(0.00)	$(0.00)

Weighted Ave Shares	9,758,033		9,758,033

Statement of Cash Flows
Net income (loss)	$14,424	$(27,726)	$(13,302)
Decrease in accounts receivable	$2,512	$27,726	$30,238

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2015 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2014.

Revenues for the three months ended March 31, 2015 were $211,879 as compared to the revenues of $128,913 for the three months ended March 31, 2014.  The 64% increase in sales is primarily due to winning the Medicare competitive bidding for wheel chairs and a few other items in our local market, as well as a shift in customer focus away from Medicare and Medicaid towards private pay/private insurance customers due to continually decreasing Medicare and Medicaid reimbursement rates.

Cost of goods sold for the three months ended March 31, 2015 were $91,965 as compared to cost of goods sold for the three months ended March 31, 2014 of $72,027.  The 28% increase in the latest three month period was due to the increase in the sales volume, combined with the fact that Medicare has reduced the amount it is paying the Company for its products.  The Company has also recently been forced to carry more inventory of certain products in order to accommodate the patient demand.

Operating expenses for the three months ended March 31, 2015 were $119,660 as compared to $69,246 for the three months ended March 31, 2014.  The 73% increase was due to a significant increase in hours worked by six hourly employees and two more part-time employees, resulting in a $27,247 increase in salaries and wages.

The net loss for the three months ended March 31, 2015 was $883 as compared to a net loss of $13,302 for the three months ended March 31, 2014.  The primary reason for the $12,419 improvement was the 64% increase in sales.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had negative working capital of ($37,201) compared to negative working capital of ($39,175) as of December 31, 2014.

Net cash used for operating activities during the three months ended March 31, 2015 was $9,583 as compared to net cash provided by operating activities in the three months ended March 31, 2014 of $6,471.  The primary reason for the change from cash provided by operating activities in the first quarter of 2014 to cash used for operating activities in the first quarter of 2015 was the $28,644 increase in accounts receivable in the 2015 quarter compared to the $30,238 decrease in accounts receivable in the 2014 quarter.

Net cash used for investing activities during the three months ended March 31, 2015 was $2,009 for the purchase of equipment, and there was no cash provided by or used for investing activities during the three months ended March 31, 2014.

Net cash used for financing activities during the three months ended March 31, 2015 was $2,264 as compared to $21,141 provided by financing activities in the three months ended March 31, 2014.  The Company sold shares of its common stock during the three months ended March 31, 2014 to raise $22,800 to help pay for the costs associated with being a public company.

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

 Not applicable.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: October 11, 2016	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: October 11, 2016	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)