Form 10-Q
period 2015-06-30
Canfield Medical Supply, Inc.
filed 2016-10-14
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of October 12, 2016, there were 10,527,200 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
ASSETS	2015	2014
Current Assets
Cash	$8,914	$24,908
Accounts receivable	120,723	80,183
Inventory	12,728	14,314
Total Current Assets	142,365	119,405

Equipment, net of accumulated depreciation of $31,137 and $24,465	40,519	47,309

Total Assets	$182,884	$166,714

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
Accounts payable	$108,473	$71,275
Line of credit	79,000	80,252
Current portion of long-term debt	7,478	7,053
Total Current Liabilities	194,951	158,580

Long-term debt	25,003	28,772

Total Liabilities	219,954	187,352

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding;	-	-
Common Stock, no par value; 100,000,000 shares Authorized; 10,027,200 shares issued and outstanding	118,515	118,515

Accumulated deficit	(155,585)	(139,153)
Total Stockholders' Equity (Deficit)	(37,070)	(20,638)
Total Liabilities and Stockholders' Equity (Deficit)	$182,884	$166,714

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
				(Restated)
Sales (net of returns)	$189,076	$143,202	$400,955	$272,115
Cost of goods sold	103,014	59,535	194,979	131,562
Gross profit	86,062	83,667	205,976	140,553

Operating expenses:
Salaries and wages	59,157	41,032	123,924	78,552
Professional fees	6,660	20,726	16,445	23,417
Depreciation	7,004	1,297	14,300	2,493
Other selling, general and administrative	29,165	23,128	66,977	50,967
Total operating expenses	101,986	86,183	221,646	155,429

Income (loss) from operations	(15,924)	(2,516)	(15,670)	(14,876)

Other income (expense):
Interest expense	(1,307)	(2,585)	(2,997)	(3,527)
Gain on disposal of fixed assets	1,682	-	2,235	-
Total other income (expense)	375	(2,585)	(762)	(3,527)

Income (loss) before provision for income taxes	(15,549)	(5,101)	(16,432)	(18,403)
Provision for income tax	-	-	-	-

Net income (loss)	$(15,549)	$(5,101)	$(16,432)	$(18,403)

Net income (loss) per share (basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,027,200	9,874,366	10,027,200	9,758,033

 The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,	Six months ended June 30,
	2015	2014
Cash Flows From Operating Activities:		(Restated)
Net loss	$(16,432)	$(18,403)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on disposal of fixed assets	(2,235)	-
Depreciation	14,300	2,493
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(40,540)	18,660
(Increase) decrease) in inventory	1,586	(5,646)
Increase (decrease) in accounts payable	37,198	(3,501)
Net cash used for operating activities	(6,123)	(6,397)

Cash Flows From Investing Activities:
Purchases of property and equipment	(5,275)	-
Net cash used for investing activities	(5,275)	-

Cash Flows From Financing Activities:
Payments on line of credit	(1,252)	(1,500)
Payments on long-term debt	(3,344)	(1,671)
Repayments on notes payable – related party	-	(8,500)
Proceeds from sales of common stock.	-	69,100
Net cash provided by (used for) financing activities	(4,596)	57,429

Net Increase (Decrease) in Cash	(15,994)	51,032
Cash At The Beginning Of The Period	24,908	669

Cash At The End Of The Period	$8,914	$51,701

Schedule Of Non-Cash Investing And Financing Activities
Purchase of equipment with long-term debt	$-	$-

Supplemental Disclosure
Cash paid for interest	$2,997	$3,527
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2015 and 2014

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the six months ended June 30, 2015 and 2014 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended June 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

Accounts receivable

The majority of the Company's revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2015 and December 31, 2014, the Company has determined that no allowance for doubtful accounts is necessary.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2015 and 2014

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

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs during the six months ended June 30, 2015 and 2014 of $1,781 and $1,202, respectively.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2015 and 2014

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

There were no potentially dilutive debt or equity instruments issued or outstanding during the six months ended June 30, 2015 or 2014.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2015 and 2014

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

NOTE 2.  EQUIPMENT

Fixed assets are comprised of office equipment, vehicles, and the wheelchair rental pool, which consists of wheelchairs rented to customers over the shorter of the 13-month rental period mandated by Medicaid and Medicare, or the period over which the customer requires use of the wheelchair.  At the end of the use period, the wheelchair is either returned to the pool to be rented to another customer, or title of the chair is transferred to the customer.  Depreciation is computed over the estimated useful life of the assets, ranging from 13 months to 7 years, on the straight-line basis.  Depreciation expense for the six months ended June 30, 2015 and 2014 was $14,300 and $2,493, respectively.  Accumulated depreciation totaled $31,137 and $24,465 at June 30, 2015 and December 31, 2014, respectively.

NOTE 3.  LINE OF CREDIT

At June 30, 2015 and December 31, 2014, the Company owed a bank $79,000 and $80,252, respectively, under a revolving line of credit. The line of credit is capped at $100,000, secured by all Company assets, is due on demand, and bears interest at variable rates that approximate 4%. Interest expense under the note approximated $1,500 during each of the six months ended June 30, 2015 and 2014.  During the six months ended June 30, 2015 and 2014, the Company made principal payments of $1,252 and $1,500, respectively.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2015 and 2014

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

NOTE 5.  LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2015	December 31, 2014

3.53% installment note payable $352 monthly, including interest, through July 2019, collateralized by vehicle with a carrying value of $14,343	$16,423	$17,870
2.99% installment note payable $350 monthly, including interest, through August 2019, collateralized by vehicle with a carrying value of $15,557	16,058	17,955
	32,481	35,825

Less principal due within one year	(7,478)	(7,053)

TOTAL LONG-TERM DEBT	$25,003	$28,772

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2015 and 2014

NOTE 6.  COMMON STOCK

 In March and April 2014, the Company received net proceeds of $69,100 from the sale of 276,400 shares of no-par value common stock at $0.25 per share.

NOTE 7.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through May 2017 with monthly payments of approximately $2,700 plus costs.

Lease expense incurred for each of the six months ended June 30, 2015 and 2014 was approximately $16,200. Subsequent to June 30, 2015, future minimum payments under the leases total approximately $63,300 including:  2015 (balance) $16,800, 2016 - $33,000, and 2017 - $13,500

NOTE 8.  GOING CONCERN

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

NOTE 10.  RESTATEMENT

The Company overstated revenues earned for the six month period ended June 30, 2014.  The balance sheet as of June 30, 2014 and the statement of operations for the three months ended June 30, 2014 were correct as originally reported. As such, the accompanying comparative statements of operations and cash flows for the six months ended June 30, 2014 have been restated to correct the overstatement of revenue.
	Amount as
	Originally	Restatement	Restated
	Filed	Adjustment	Amount

Six months ended June 30, 2014
Statement of Operations
Revenue	$299,841	$(27,726)	$272,115
Gross profit	$168,279	$(27,726)	$140,553
Income (Loss) from operations	$12,850	$(27,726)	$(14,876)
Net income (loss)	$9,323	$(27,726)	$(18,403)
Net loss per share	$0.00	$(0.00)	$(0.00)

Weighted Ave Shares	9,758,033		9,758,033

Statement of Cash Flows
Net income (loss)	$9,323	$(27,726)	$(18,403)
(Increase) decrease in accounts receivable	$(9,066)	$27,726	$18,660

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Financial Statements (unaudited) and Notes to Financial Statements (unaudited) filed herein.

BUSINESS OVERVIEW

We provide services to the rehabilitation market, which consists primarily of home medical equipment and supplies.  More than 50% of our revenues are derived from the sale and rental of durable home medical equipment including such items as wheeled walkers, manual and power wheelchairs, hospital beds, ramps, bedside commodes, and miscellaneous bathroom equipment.  The balance of our revenue is from the sale of various home medical supplies including diabetic testing, incontinence, ostomy, wound care, and catheter care.  Our emphasis is on helping patients with mobility-related limitations, but our overall business is aimed at helping patients remain in their homes instead of having to go to hospitals, rehab centers and other similar facilities.  Most of the equipment and supplies that we sell are prescribed by a physician as part of an overall care plan.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2015 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2014.

Revenues for the three months ended June 30, 2015 were $189,076 as compared to the revenues of $143,202 for the three months ended June 30, 2014.  The 32% increase in sales is primarily due to winning the Medicare competitive bidding for wheel chairs and a few other items in our local market as well as a shift in customer focus away from Medicare and Medicaid towards private pay/private insurance customers due to continually decreasing Medicare and Medicaid reimbursement rates.

Cost of goods sold for the three months ended June 30, 2015 were $103,014 as compared to cost of goods sold for the three months ended June 30, 2014 of $59,535.  The 73% increase in the latest three month period was due to the increase in the sales volume, combined with the fact that Medicare has reduced the amount it is paying the Company for its products.  The Company has also recently been forced to carry more inventory of certain products in order to accommodate the patient demand.

Operating expenses for the three months ended June 30, 2015 were $101,986 as compared to $86,183 for the three months ended June 30, 2014.  The 18% increase was due to a significant increase in hours worked by six hourly employees and two more part-time employees, resulting in an $18,125 increase in salaries and wages.

The net loss for the three months ended June 30, 2015 was $15,549 as compared to a net loss of $5,101 for the three months ended June 30, 2014.  The primary reason for the $10,448 increase in the net loss was the $18,125 increase in salaries and wages.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2015 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2014.

Revenues for the six months ended June 30, 2015 were $400,955 as compared to the revenues of $272,115 for the six months ended June 30, 2014.  The 47% increase in sales is primarily due to winning the Medicare competitive bidding for wheel chairs and a few other items in our local market as well as a shift in customer focus away from Medicare and Medicaid towards private pay/private insurance customers due to continually decreasing Medicare and Medicaid reimbursement rates.

Cost of goods sold for the six months ended June 30, 2015 were $194,979 as compared to cost of goods sold for the six months ended June 30, 2014 of $131,562.  The 48% increase in the latest six month period was due to the increase in the sales volume, combined with the fact that Medicare has reduced the amount it is paying the Company for its products.  The Company has also recently been forced to carry more inventory of certain products in order to accommodate the patient demand.

Operating expenses for the six months ended June 30, 2015 were $221,646 as compared to $155,429 for the six months ended June 30, 2014.  The 43% increase was due to a significant increase in hours worked by six hourly employees and two more part-time employees, resulting in a $45,372 increase in salaries and wages.

The net loss for the six months ended June 30, 2015 was $16,432 as compared to a net loss of $18,403 for the six months ended June 30, 2014.  The primary reason for the $1,971 improvement was the 47% increase in sales, offset by increases in salaries, depreciation, and other selling, general, and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2015, we had negative working capital of ($52,626) compared to negative working capital of ($39,175) as of December 31, 2014.

Net cash used for operating activities during the six months ended June 30, 2015 was ($6,123) as compared to net cash used for operating activities in the six months ended June 30, 2014 of ($6,397).    The primary reason for the change was the reduction in net loss.

Net cash used for investing activities during the six months ended June 30, 2015 was $5,275 for the purchase of equipment, and there was no cash provided by or used for investing activities during the six months ended June 30, 2015.

Net cash used for financing activities during the six months ended June 30, 2015 was ($4,596) as compared to $57,429 provided by financing activities in the six months ended June 30, 2014.  The Company sold shares of its common stock during the six months ended June 30, 2014 to raise $69,100 to help pay for the costs associated with being a public company.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

            None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibits	Description

31.1	Certification of CEO and Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

31.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

101	XBRL Exhibits

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANFIELD MEDICAL SUPPLY, INC.

Date: October 12, 2016	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: October 12, 2016	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)