Form 10-Q
period 2015-09-30
Canfield Medical Supply, Inc.
filed 2016-10-27
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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
☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of October 27, 2016, there were 10,527,200 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
ASSETS	2015	2014

Current Assets
Cash	$6,499	$24,908
Accounts receivable	89,138	80,183
Inventory	12,656	14,314
Total Current Assets	108,293	119,405

Equipment, net of accumulated depreciation of $34,954 and $24,465	40,467	47,309

Total Assets	$148,760	$166,714

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$96,113	$71,275
Line of credit	78,000	80,252
Current portion of long-term debt	7,540	7,053
Total Current Liabilities	181,653	158,580

Long-term debt	23,094	28,772

Total Liabilities	204,747	187,352

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-

Common stock, no par value; 100,000,000 shares
authorized;10,027,200 shares issued and outstanding	118,515	118,515
Accumulated deficit	(174,502)	(139,153)
Total Stockholders' Equity (Deficit)	(55,987)	(20,638)
Total Liabilities and Stockholders' Equity (Deficit)	$148,760	$166,714

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Sales (net of returns)	$219,105	$139,738	$620,060	$411,853
Cost of goods sold	119,075	53,782	314,054	185,344
Gross profit	100,030	85,956	306,006	226,509

Operating expenses:
Salaries and wages	59,551	38,220	183,475	116,772
Professional fees	17,895	7,072	34,340	30,489
Depreciation	6,498	2,705	20,798	5,197
Other selling, general and administrative	35,853	44,136	102,830	95,104
Total operating expenses	119,797	92,133	341,443	247,562

Income (loss) from operations	(19,767)	(6,177)	(35,437)	(21,053)

Other income (expense):
Interest expense	(907)	(467)	(3,904)	(3,994)
Gain on disposal of fixed assets	1,757	-	3,992	-
Total other income (expense)	850	(467)	88	(3,994)

Income (loss) before provision for income taxes	(18,917)	(6,644)	(35,349)	(25,047)
Provision for income tax	-	-	-	-

Net income (loss)	$(18,917)	$(6,644)	$(35,349)	$(25,047)

Net income (loss) per share (basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	10,027,200	10,027,200	10,027,200	9,928,193

 The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(35,349)	$(25,047)
Adjustments to reconcile net loss to net cash
(used for) operating activities:
Gain on disposal of fixed assets	(3,992)	-
Depreciation	20,798	5,197
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,955)	14,859
(Increase) decrease in inventory	1,658	(22,875)
Increase in accounts payable	24,838	9,872
Net cash (used for) operating activities	(1,002)	(17,994)

Cash Flows From Investing Activities:
Purchases of property and equipment	(9,964)	-
Net cash (used for) investing activities	(9,964)	-

Cash Flows From Financing Activities:
Net payments on line of credit	(2,252)	(2,000)
Payments on notes payable – related party	-	(8,500)
Payments on long-term debt	(5,191)	(2,835)
Proceeds from sales of common stock.	-	69,100
Net cash provided by (used for) financing activities	(7,443)	55,765

Net Increase (Decrease) in Cash	(18,409)	37,771
Cash At The Beginning Of The Period	24,908	669

Cash At The End Of The Period	$6,499	$38,440

Schedule Of Non-Cash Investing And Financing Activities
Purchase of equipment with long-term debt	$-	$19,446

Supplemental Disclosure
Cash paid for interest	$3,904	$3,994
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the nine months ended September 30, 2015 and 2014 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2014 audited financial statements.  The results of operations for the periods ended September 30, 2015 and 2014 are not necessarily indicative of the operating results for the full year.

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

Accounts receivable

The majority of the Company's revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2015 and December 31, 2014, the Company has determined that no allowance for doubtful accounts is necessary.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

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

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs during the nine months ended September 30, 2015 and 2014 of $2,329 and $3,202, respectively.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

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

There were no potentially dilutive debt or equity instruments issued or outstanding during the nine months ended September 30, 2015 or 2014.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

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

NOTE 2.  EQUIPMENT

Fixed assets are comprised of office equipment, vehicles, and the wheelchair rental pool, which consists of wheelchairs rented to customers over the shorter of the 13-month rental period mandated by Medicaid and Medicare, or the period over which the customer requires use of the wheelchair.  At the end of the use period, the wheelchair is either returned to the pool to be rented to another customer, or title of the chair is transferred to the customer.  Depreciation is computed over the estimated useful life of the assets, ranging from 13 months to 7 years, on the straight-line basis.  Depreciation expense for the nine months ended September 30, 2015 and 2014 was $20,798 and $5,197, respectively.  Accumulated depreciation totaled $34,954 and $24,465 at September 30, 2015 and December 31, 2014, respectively.

NOTE 3.  LINE OF CREDIT

At September 30, 2015 and December 31, 2014, the Company owed a bank $78,000 and $80,252, respectively, under a line of credit note payable. The line of credit is secured by all Company assets, is capped at $100,000, is due on demand, and bears interest at variable rates approximating 4% on average. Interest expense under the note approximated $2,250 during each of the nine months ended September 30, 2015 and 2014.  During the nine months ended September 30, 2015 and 2014, the Company made principal payments of $2,252 and $2,000, respectively.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

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

NOTE 5.  LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2015	December 31, 2014

3.53% installment note payable $352 monthly, including interest, through July 2019, collateralized by vehicle with carrying value of $13,212	$15,140	$17,870
2.99% installment note payable $350 monthly, including interest, through August 2019, collateralized by vehicle with carrying value of $14,585	15,494	17,955
	30,634	35,825

Less principal due within one year	(7,540)	(7,053)

TOTAL LONG-TERM DEBT	$23,094	$28,772

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

NOTE 6.  COMMON STOCK

 In March and April 2014, the Company received net proceeds of $69,100 from the sale of 276,400 shares of no-par value common stock at $0.25 per share.

NOTE 7.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through May 2017 with monthly payments of approximately $2,700 plus costs.

Lease expense incurred for each of the nine months ended September 30, 2015 and 2014 was approximately $24,300. Subsequent to September 30, 2015, future minimum payments under the leases total approximately $54,600 including:  2015 (balance) $8,100, 2016 - $33,000, and 2017 - $13,500.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2015 and 2014 (Unaudited)

NOTE 10.  RESTATEMENT

The Company overstated revenues earned for the nine month period ended September 30, 2014.  A $27,726 revenue overstatement for the six months ended June 30, 2014 identified in NOTE 10 of the financials included in the June 30, 2015 quarterly report on Form 10Q was perpetuated to the September 30, 2014 financial statements.  This misstatement impacts the September 30, 2014 balance sheet and statements of operations and cash flows for the nine months then ended. An additional overstatement of revenue in the amount of $25,450 was noted in the statement of operations for the 9 months ended September 30, 2014, for total misstatement of $53,176.  The statement of operations for the three months ended September 30, 2014 was correct as originally reported. As such, the accompanying comparative statements of operations and cash flows for the nine months ended September 30, 2014, as well as the balance sheet as of September 30, 2014 (not presented in the accompanying financial statements) have been restated to correct the overstatement of revenue as follows:

	Amount as
	Originally	Restatement	Restated
	Filed	Adjustment	Amount
September 30, 2014
Accounts receivable	$69,238	$(25,450)	$43,788
Total current assets	$143,095	$(25,450)	$117,645
Total assets	$181,201	$(25,450)	$155,751
Accumulated deficit	$(108,661	$(25,450)	$(134,111)
Total stockholders' equity (deficit)	$9,854	$(25,450)	$(15,596)
Total liabilities and stockholders' equity (deficit)	$181,201	$(25,450)	$155,751

Nine months ended September 30, 2014
Statement of Operations
Revenue	$465,029	$(53,176)	$411,853
Gross profit	$279,685	$(53,176)	$226,509
Income (Loss) from operations	$32,123	$(53,176)	$(21,053)
Net income (loss)	$28,129	$(53,176)	$(25,047)
Net loss per share	$0.00	$(0.00)	$(0.00)
Weighted Ave Shares	9,928,193		9,928,193

Statement of Cash Flows
Net income (loss)	$28,129	$(53,176)	$(25,047)
(Increase) decrease in accounts receivable	$(38,317	$53,176	$14,859

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2014.

Revenues for the three months ended September 30, 2015 were $219,105 as compared to the revenues of $139,738 for the three months ended September 30, 2014.  The 57% increase in sales is primarily due to winning the Medicare competitive bidding for wheel chairs and a few other items in our local market as well as a shift in customer focus away from Medicare and Medicaid towards private pay/private insurance customers due to continually decreasing Medicare and Medicaid reimbursement rates.

Cost of goods sold for the three months ended September 30, 2015 were $119,075 as compared to cost of goods sold for the three months ended September 30, 2014 of $53,782.  The 121% increase in the latest three month period was due to the increase in the sales volume, combined with the fact that Medicare has reduced the amount it is paying the Company for its products.

Operating expenses for the three months ended September 30, 2015 were $119,797 as compared to $92,133 for the three months ended September 30, 2014.  The 30% increase was due to a significant increase in hours worked by six hourly employees and two more part-time employees, resulting in a $21,331 increase in salaries and wages.

The net loss for the three months ended September 30, 2015 was $18,917 as compared to a net loss of $6,644 for the three months ended September 30, 2014.  The primary reason for the $12,273 increase in the net loss was the $21,331 increase in salaries and wages.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2014.

Revenues for the nine months ended September 30, 2015 were $620,060 as compared to the revenues of $411,853 for the nine months ended September 30, 2014.  The 51% increase in sales is primarily due to winning the Medicare competitive bidding for wheel chairs and a few other items in our local market as well as a shift in customer focus away from Medicare and Medicaid towards private pay/private insurance customers due to continually decreasing Medicare and Medicaid reimbursement rates.

Cost of goods sold for the nine months ended September 30, 2015 were $314,054 as compared to cost of goods sold for the nine months ended September 30, 2014 of $185,344.  The 69% increase in the latest nine month period was due to the increase in the sales volume, combined with the fact that Medicare has reduced the amount it is paying the Company for its products.  The Company has also recently been forced to carry more inventory of certain products in order to accommodate the patient demand.

Operating expenses for the nine months ended September 30, 2015 were $341,443 as compared to $247,562 for the nine months ended September 30, 2014.  The 38% increase was due to a significant increase in hours worked by six hourly employees and two more part-time employees, resulting in a $66,703 increase in salaries and wages.

The net loss for the nine months ended September 30, 2015 was $35,349 as compared to a net loss of $25,047 for the nine months ended September 30, 2014.  The primary reasons for the $10,302 increase in the net loss was the $66,703 increase in salaries and wages and increases in depreciation and other general and administrative expenses offset by a $79,497 increase in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2015, we had negative working capital of ($73,360) compared to negative working capital of ($39,175) as of December 31, 2014.

Net cash used for operating activities during the nine months ended September 30, 2015 was ($1,002) as compared to net cash used for operating activities in the nine months ended September 30, 2014 of ($17,994). The largest reason for the change was the $24,533 decrease in inventory.

Net cash used for investing activities during the nine months ended September 30, 2015 was ($9,964) for the purchase of equipment, and there was no cash provided by or used for investing activities during the nine months ended September 30, 2015.

Net cash used for financing activities during the nine months ended September 30, 2015 was ($7,443) as compared to $55,765 provided by financing activities in the nine months ended September 30, 2014.  The Company sold shares of its common stock during the nine months ended September 30, 2014 to raise $69,100 to help pay for the costs associated with being a public company.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: October 27, 2016	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: October 27, 2016	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)