Form 10-Q
period 2016-03-31
Canfield Medical Supply, Inc.
filed 2016-11-15
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of November 15, 2016, there were 10,527,200 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
ASSETS	2016	2015

Current Assets
Cash	$85,253	$7,343
Accounts receivable	141,702	167,063
Inventory	26,172	21,589
Total Current Assets	253,127	195,995

Equipment, net of accumulated depreciation of $47,234 and $40,771	52,988	43,753

Total Assets	$306,115	$239,748

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$142,627	$135,211
Line of credit	76,000	77,250
Current portion of long-term debt	7,663	7,603
Total Current Liabilities	226,290	220,064

Long-term debt	19,231	21,169

Total Liabilities	245,521	241,233

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized; 10,527,200 (Mar. 31, 2016) and 10,027,200 (Dec. 31, 2015) shares issued and outstanding	168,515	118,515
Accumulated deficit	(107,921)	(120,000)
Total Stockholders' Equity (Deficit)	60,594	(1,485)
Total Liabilities and Stockholders' Equity (Deficit)	$306,115	$239,748

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months
	Ended	ended
	March 31, 2016	March 31, 2015

Sales (net of returns)	$259,653	$211,879
Cost of goods sold	126,310	91,965
Gross profit	133,343	119,914

Operating expenses:
Salaries and wages	68,994	64,767
Professional fees	8,700	9,785
Depreciation	10,373	7,296
Other selling, general and administrative	33,483	37,812
Total operating expenses	121,550	119,660

Income (loss) from operations	11,793	254

Other income (expense):
Interest expense	(1,035)	(1,690)
Gain on disposal of fixed assets	1,321	553
Total other income (expense)	286	(1,137)

Income (loss) before provision for income taxes	12,079	(883)
Provision for income tax	-	-

Net income (loss)	$12,079	$(883)

Net income (loss) per share (basic and fully diluted)	$0.00	$(0.00)

Weighted average number of common shares outstanding	10,312,914	10,027,200

 The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2016	March 31, 2015

Cash Flows From Operating Activities:
Net income (loss)	$12,079	$(883)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Gain on disposal of fixed assets	(1,321)	(553)
Depreciation	10,373	7,296
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	25,361	(28,644)
(Increase) decrease in inventory	(4,583)	5,738
Increase in accounts payable and accrued liabilities	7,416	7,463
Net cash provided by (used for) operating activities	49,325	(9,583)

Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	1,411	-
Purchase of property and equipment	(19,698)	(2,009)
Net cash (used for) investing activities	(18,287)	(2,009)

Cash Flows From Financing Activities:
Net payments on line of credit	(1,250)	(752)
Payments on long-term debt	(1,878)	(1,512)
Proceeds from sales of common stock.	50,000	-
Net cash provided by (used for) financing activities	46,872	(2,264)

Net Increase (Decrease) in Cash	77,910	(13,856)
Cash At The Beginning Of The Period	7,343	24,908

Cash At The End Of The Period	$85,253	$11,052

Schedule Of Non-Cash Investing And Financing Activities	$-	$-

Supplemental Disclosure
Cash paid for interest	$1,038	$1,690
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three months ended March 31, 2016 and 2015 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

Accounts receivable

The majority of the Company's revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2016 and December 31, 2015, the Company has determined that no allowance for doubtful accounts is necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Inventory

The Company carries inventory of durable medical equipment and medical supplies for resale.  Inventory is accounted for on a first–in first-out basis.

Revenue recognition

The Company's primary source of revenue is reimbursement from Medicare, Medicaid, and private insurance companies for the sale of medical equipment and supplies to patients. Revenue from product sales is recognized subsequent to a patient (customer) ordering a product at an agreed-upon price, and when delivery has occurred and collectability is reasonably assured. A purchase arrangement is evidenced by a written order, with delivery considered as made after physical customer acceptance. Although rare, defective products may be returned, with other return issues considered on a case-by-case basis. Services, such as periodic scheduled deliveries, are contracted in writing, and generally billed monthly. Any service revenue earned by the Company for services, such as safety and set up consulting or claims processing, is recorded after the service is performed. Rental of durable home medical equipment is evidenced by written contract, with revenue recognized when rent is earned.

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs during the three months ended March 31, 2016 and 2015 of $1,025 and $976, respectively.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

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

There were no potentially dilutive debt or equity instruments issued or outstanding during the three months ended March 31, 2016 or 2015.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

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

NOTE 2.  EQUIPMENT

Fixed assets are comprised of office equipment, vehicles, and the wheelchair rental pool, which consists of wheelchairs rented to customers over the shorter of the 13-month rental period mandated by Medicaid and Medicare, or the period over which the customer requires use of the wheelchair.  At the end of the use period, the wheelchair is either returned to the pool to be rented to another customer, or title of the chair is transferred to the customer.  Depreciation is computed over the estimated useful life of the assets, ranging from 13 months to 7 years, on the straight-line basis.  Depreciation expense for the three months ended March 31, 2016 and 2015 was $10,373 and $7,296, respectively.  Accumulated depreciation totaled $47,234 and $40,771 at March 31, 2016 and December 31, 2015, respectively.

NOTE 3.  LINE OF CREDIT

At March 31, 2016 and December 31, 2015, the Company owed a bank $76,000 and $77,250, respectively, under a revolving line of credit. The line of credit is secured by all Company assets, is capped at $100,000, is due on demand, and bears interest at variable rates approximating 4% on average. Interest expense under the note approximated $750 during each of the three months ended March 31, 2016 and 2015.  During the three months ended March 31, 2016 and 2015, the Company made principal payments of $1,250 and $752, respectively.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2016	December 31, 2015

3.53% installment note payable $352 monthly, including interest, through July 2019, collateralized by vehicle with carrying value of $10,928	$13,616	$14,213
2.99% installment note payable $350 monthly, including interest, through August 2019, collateralized by vehicle with carrying value of $12,641	13,278	14,559
	26,894	28,772

Less principal due within one year	(7,663)	(7,603)

TOTAL LONG-TERM DEBT	$19,231	$21,169

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2016 and 2015 (Unaudited)

NOTE 5.  COMMON STOCK

During the period of January through March 2016, the Company underwent a stock offering of 500,000 shares at $.10 per share for total proceeds of $50,000 to primarily unaffiliated individuals and entities.

NOTE 6.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through May 2017 with monthly payments of approximately $2,700 plus costs.

Lease expense incurred for each of the three months ended March 31, 2016 and 2015 was approximately $8,100. Subsequent to March 31, 2016, future minimum payments under the leases total approximately $38,400 including:  2016 (balance) - $24,900, and 2017 - $13,500.

NOTE 7.  GOING CONCERN

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

NOTE 8.  SUBSEQUENT EVENTS

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2016 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015.

Revenues for the three months ended March 31, 2016 were $259,653 as compared to the revenues of $211,879 for the three months ended March 31, 2015.  The 23% increase in sales is primarily due to winning the Medicare competitive bidding for wheel chairs and a few other items in our local market as well as a shift in customer focus away from Medicare and Medicaid towards private pay/private insurance customers due to continually decreasing Medicare and Medicaid reimbursement rates.

Cost of goods sold for the three months ended March 31, 2016 were $126,310 as compared to cost of goods sold for the three months ended March 31, 2015 of $91,965.  The 37% increase in the latest three month period was due to the increase in the sales volume, combined with the fact that Medicare has reduced the amount it is paying the Company for its products.  The Company has also recently been forced to carry more inventory of certain products in order to accommodate the patient demand.

Operating expenses for the three months ended March 31, 2016 were $121,550 as compared to $119,660 for the three months ended March 31, 2015 as operating costs were fairly consistent between the two periods.

The net income for the three months ended March 31, 2016 was $12,079 as compared to a net loss of $883 for the three months ended March 31, 2015.  The primary reason for the improvement was the 23% increase in sales which resulted in an 11% increase in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had working capital of $26,837 compared to negative working capital of ($24,069) as of December 31, 2015.

Net cash provided by operating activities during the three months ended March 31, 2016 was $49,325 as compared to net cash used for operating activities in the three months ended March 31, 2015 of ($9,583). The primary reasons for the improvement were the $25,361 decrease in accounts receivable and the $12,079 net income during the three months ended March 31, 2016.

Net cash used for investing activities during the three months ended March 31, 2016 was $18,287 which represented $19,698 used for the purchase of equipment which was offset by $1,411 received from the sale of equipment, as compared to $2,009 used for the purchase of equipment during the three months ended March 31, 2015.

Net cash provided by financing activities during the three months ended March 31, 2016 was $46,872 as compared to ($2,264) used for financing activities in the three months ended March 31, 2015.  The Company sold shares of its common stock during the three months ended March 31, 2016 to raise $50,000 to help pay for the costs associated with being a public company.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

 During the three months ended March 31, 2016, the Company sold 500,000 shares to 11 investors not related to the Company in a private offering conducted under Regulation D.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: November 15, 2016	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: November 15, 2016	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)