Form 10-Q
period 2016-06-30
Canfield Medical Supply, Inc.
filed 2016-11-15
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
ASSETS	2016	2015

Current Assets
Cash	$37,177	$7,343
Accounts receivable	142,624	167,063
Inventory	26,918	21,589
Total Current Assets	206,719	195,995

Equipment, net of accumulated depreciation of $56,128 and $40,771	47,446	43,753

Total Assets	$254,165	$239,748

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$127,817	$135,211
Line of credit	74,000	77,250
Current portion of long-term debt	7,726	7,603
Total Current Liabilities	209,543	220,064

Long-term debt	17,276	21,169

Total Liabilities	226,819	241,233

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares	-	-
authorized; no shares issued and outstanding
Common stock, no par value; 100,000,000 shares
authorized; 10,527,200 (Jun. 30, 2016) and 10,027,200
(Dec. 31, 2015) shares issued and outstanding	168,515	118,515
Accumulated deficit	(141,169)	(120,000)
Total Stockholders' Equity (Deficit)	27,346	(1,485)
Total Liabilities and Stockholders' Equity (Deficit)	$254,165	$239,748

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2016	June 30,2015	June 30, 2016	June 30, 2015

Sales (net of returns)	$199,985	$189,076	$459,638	$400,955
Cost of goods sold	108,804	103,014	235,114	194,979
Gross profit	91,181	86,062	224,524	205,976

Operating expenses:
Salaries and wages	70,144	59,157	139,138	123,924
Professional fees	10,759	6,660	19,459	16,445
Depreciation	12,783	7,004	23,156	14,300
Other selling, general and administrative	30,986	29,165	64,469	66,977
Total operating expenses	124,672	101,986	246,222	221,646

Income (loss) from operations	(33,491)	(15,924)	(21,698)	(15,670)

Other income (expense):
Interest expense	(863)	(1,307)	(1,898)	(2,997)
Gain on disposal of fixed assets	1,106	1,682	2,427	2,235
Total other income (expense)	243	375	529	(762)

Income (loss) before provision for income taxes	(33,248)	(15,549)	(21,169)	(16,432)
Provision for income tax	-	-	-	-

Net income (loss)	$(33,248)	$(15,549)	$(21,169)	$(16,432)

Net income (loss) per share (basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,527,200	10,027,200	10,312,914	10,027,200

 The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2016	2015

Cash Flows From Operating Activities:
Net loss	$(21,169)	$(16,432)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Gain on disposal of fixed assets	(2,427)	(2,235)
Depreciation	23,156	14,300
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	24,439	(40,540)
(Increase) decrease in inventory	(5,329)	1,586
Increase (decrease) in accounts payable	(7,394)	37,198
Net cash provided by (used for) operating activities	11,276	(6,123)

Cash Flows From Investing Activities:
Purchases of fixed assets	(27,468)	(5,275)
Proceeds from disposal of fixed assets	3,046	-
Net cash used for investing activities	(24,422)	(5,275)

Cash Flows From Financing Activities:
Net payments on line of credit	(3,250)	(1,252)
Payments on long-term debt	(3,770)	(3,344)
Proceeds from sales of common stock	50,000	-
Net cash provided by (used for) financing activities	42,980	(4,596)

Net Increase (Decrease) in Cash	29,834	(15,994)
Cash At The Beginning Of The Period	7,343	24,908

Cash At The End Of The Period	$37,177	$8,914

Schedule Of Non-Cash Investing And Financing Activities	$-	$-

Supplemental Disclosure
Cash paid for interest	$1,898	$2,997
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three and six months ended June 30, 2016 and 2015 have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

Accounts receivable

The majority of the Company's revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2016 and December 31, 2015, the Company has determined that no allowance for doubtful accounts is necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Inventory

The Company carries inventory of durable medical equipment and medical supplies for resale.  Inventory is accounted for on a first–in first-out basis.

 CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

The Company's primary source of revenue is reimbursement from Medicare, Medicaid and private insurance companies for the sale of medical equipment and supplies to patients. Revenue from product sales is recognized subsequent to a patient (customer) ordering a product at an agreed-upon price, and when delivery has occurred and collectability is reasonably assured. A purchase arrangement is evidenced by a written order, with delivery considered as made after physical customer acceptance. Although rare, defective products may be returned, with other return issues considered on a case-by-case basis. Services, such as periodic scheduled deliveries, are contracted in writing, and generally billed monthly. Any service revenue earned by the Company for services, such as safety and set-up consulting or claims processing, is recorded after the service is performed. Rental of durable home medical equipment is evidenced by written contract, with revenue recognized when rent is earned.

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs during the six months ended June 30, 2016 and 2015 of $2,520 and $1,781, respectively.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

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

There were no potentially dilutive debt or equity instruments issued or outstanding during the six months ended June 30, 2016 or 2015.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

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

NOTE 2.  EQUIPMENT

Fixed assets are comprised of office equipment, vehicles, and the wheelchair rental pool, which consists of wheelchairs rented to customers over the shorter of the 13-month rental period mandated by Medicaid and Medicare, or the period over which the customer requires use of the wheelchair.  At the end of the use period, the wheelchair is either returned to the pool to be rented to another customer, or title of the chair is transferred to the customer.  Depreciation is computed over the estimated useful life of the assets, ranging from 13 months to 7 years, on the straight-line basis.  Depreciation expense for the six months ended June 30, 2016 and 2015 was $23,156 and $14,300, respectively.  Accumulated depreciation totaled $56,128 and $40,771 at June 30, 2016 and December 31, 2015, respectively.

NOTE 3.  LINE OF CREDIT

At June 30, 2016 and December 31, 2015, the Company owed a bank $74,000 and $77,250, respectively, under a revolving line of credit. The line of credit is capped at $100,000, is secured by all Company assets, is due on demand, and bears interest at variable rates approximating 4% on average. Interest expense under the note approximated $1,500 during each of the six months ended June 30, 2016 and 2015.  During the six months ended June 30, 2016 and 2015, the Company made net principal payments of $3,250 and $1,252, respectively.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following:

	June 30, 2016	December 31, 2015

3.53% installment note payable $352 monthly, including interest, through July 2019, collateralized by vehicle with carrying value of $9,776	$12,336	$14,214
2.99% installment note payable $350 monthly, including interest, through August 2019, collateralized by vehicle with carrying value of $11,668	12,666	14,558
	25,002	28,772

Less principal due within one year	(7,726)	(7,603)

TOTAL LONG-TERM DEBT	$17,276	$21,169

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2016 and 2015 (Unaudited)

NOTE 5.  COMMON STOCK

During the period of January through March 2016, the Company underwent a stock offering of 500,000 shares at $.10 per share for total proceeds of $50,000 to primarily unaffiliated individuals and entities.

NOTE 6.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through May 2017 with monthly payments of approximately $2,700 plus costs.

Lease expense incurred for each of the six months ended June 30, 2016 and 2015 was approximately $16,200. Subsequent to June 30, 2016, future minimum payments under the leases total approximately $30,300 including:  2016 (balance) $16,800, and 2017 - $13,500

NOTE 7.  GOING CONCERN

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2016 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2015.

Revenues for the three months ended June 30, 2016 were $199,985 as compared to the revenues of $189,076 for the three months ended June 30, 2015.  The 6% increase in sales is primarily due to winning the Medicare competitive bidding for wheel chairs and a few other items in our local market as well as a shift in customer focus away from Medicare and Medicaid towards private pay/private insurance customers due to continually decreasing Medicare and Medicaid reimbursement rates.

Cost of goods sold for the three months ended June 30, 2016 were $108,804 as compared to cost of goods sold for the three months ended June 30, 2015 of $103,014.  The 6% increase in the latest three month period was due to the 6% increase in the sales volume.

Operating expenses for the three months ended June 30, 2016 were $124,672 as compared to $101,986 for the three months ended June 30, 2015.  The 22% increase in the latest three month period was primarily due to a $10,987 increase in salaries and a $5,779 increase in depreciation.

The net loss for the three months ended June 30, 2016 was $33,248 as compared to a net loss of $15,549 for the three months ended June 30, 2015.  The primary reason for the approximately $18,000 increase in the net loss was the approximately $23,000 increase in operating expenses.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2016 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2015.

Revenues for the six months ended June 30, 2016 were $459,638 as compared to the revenues of $400,955 for the six months ended June 30, 2015.  The 15% increase in sales is primarily due to winning the Medicare competitive bidding for wheel chairs and a few other items in our local market as well as a shift in customer focus away from Medicare and Medicaid towards private pay/private insurance customers due to continually decreasing Medicare and Medicaid reimbursement rates.

Cost of goods sold for the six months ended June 30, 2016 were $235,114 as compared to cost of goods sold for the six months ended June 30, 2015 of $194,979.  The 21% increase in the latest six month period was due to the increase in the sales volume, combined with the fact that Medicare has reduced the amount it is paying the Company for its products.  The Company has also recently been forced to carry more inventory of certain products in order to accommodate the patient demand.

Operating expenses for the six months ended June 30, 2016 were $246,222 as compared to $221,646 for the six months ended June 30, 2015.  The 11% increase in the latest six month period was primarily due to a $15,214 increase in salaries and wages and an $8,856 increase in depreciation.

The net loss for the six months ended June 30, 2016 was $21,169 as compared to a net loss of $16,432 for the six months ended June 30, 2015.  The primary reason for the $4,737 increase in the net loss was the $24,576 increase in operating expenses which was offset in large part by the $18,548 increase in gross profit.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had negative working capital of ($2,824) compared to negative working capital of ($24,069) as of December 31, 2015.

Net cash provided by (used for) operating activities during the six months ended June 30, 2016 was $11,276 as compared to net cash used for operating activities in the six months ended June 30, 2015 of ($6,123). The primary reasons for the improvement were the $24,439 decrease in accounts receivable, which was offset somewhat by the $7,394 decrease in accounts payable during the six months ended June 30, 2016.

Net cash used for investing activities during the six months ended June 30, 2016 was $24,422 which represented $27,468 used for the purchase of equipment which was offset by $3,046 received from the sale of equipment as compared to $5,275 used for the purchase of equipment during the six months ended June 30, 2015.

Net cash provided by financing activities during the six months ended June 30, 2016 was $42,980 as compared to $4,596 used for financing activities in the six months ended June 30, 2015.  The Company sold shares of its common stock during the six months ended June 30, 2016 to raise $50,000 to help pay for the costs associated with being a public company.

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