Form 10-Q
period 2016-09-30
Canfield Medical Supply, Inc.
filed 2016-11-21
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of November 21, 2016, there were 10,527,200 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
ASSETS	2016	2015

Current Assets
Cash	$34,742	$7,343
Accounts receivable	151,176	167,063
Inventory	26,841	21,589
Total Current Assets	212,759	195,995

Equipment, net of accumulated depreciation of $68,669 and $40,771	62,066	43,753

Total Assets	$274,825	$239,748

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$148,637	$135,211
Line of credit	71,802	77,250
Current portion of long-term debt	10,825	7,603
Total Current Liabilities	231,264	220,064

Long-term debt	28,069	21,169

Total Liabilities	259,333	241,233

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized;
10,527,200 (Sept. 30, 2016) and 10,027,200 (Dec. 31, 2015) shares issued and outstanding	168,515	118,515
Accumulated deficit	(153,023)	(120,000)
Total Stockholders' Equity (Deficit)	15,492	(1,485)
Total Liabilities and Stockholders' Equity (Deficit)	$274,825	$239,748

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	Ended	ended	ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Sales (net of returns)	$236,059	$219,105	$695,697	$620,060
Cost of goods sold	113,572	119,075	348,686	314,054
Gross profit	122,487	100,030	347,011	306,006

Operating expenses:
Salaries and wages	75,649	59,551	214,787	183,475
Professional fees	6,054	17,895	24,378	34,340
Depreciation	17,125	6,498	40,281	20,798
Other selling, general and administrative	35,891	35,853	101,495	102,830
Total operating expenses	134,719	119,797	380,941	341,443

Income (loss) from operations	(12,232)	(19,767)	(33,930)	(35,437)

Other income (expense):
Interest expense	(1,258)	(907)	(3,156)	(3,904)
Gain on disposal of fixed assets	1,636	1,757	4,063	3,992
Total other income (expense)	378	850	907	88

Income (loss) before provision for income taxes	(11,854)	(18,917)	(33,023)	(35,349)
Provision for income tax	-	-	-	-

Net income (loss)	$(11,854)	$(18,917)	$(33,023)	$(35,349)

Net income (loss) per share (basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	10,527,200	10,027,200	10,470,010	10,027,200

 The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2016	September 30, 2015
Cash Flows From Operating Activities:
Net income (loss)	$(33,023)	$(35,349)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Gain on disposal of fixed assets	(4,063)	(3,992)
Depreciation	40,281	20,798
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	15,887	(8,955)
(Increase) decrease in inventory	(5,252)	1,658
Increase in accounts payable and accrued liabilities	13,426	24,838
Net cash provided by (used for) operating activities	27,256	(1,002)

Cash Flows From Investing Activities:
Proceeds from disposal of fixed assets	4,958	-
Purchases of fixed assets	(43,194)	(9,964)
Net cash (used for) investing activities	(38,236)	(9,964)

Cash Flows From Financing Activities:
Net payments on line of credit	(5,448)	(2,252)
Payments on long-term debt	(6,173)	(5,191)
Proceeds from sales of common stock.	50,000	-
Net cash provided by (used for) financing activities	38,379	(7,443)

Net Increase (Decrease) in Cash	27,399	(18,409)
Cash At The Beginning Of The Period	7,343	24,908

Cash At The End Of The Period	$34,742	$6,499

Schedule Of Non-Cash Investing And Financing Activities
Purchase of fixed assets with long-term debt	$16,295	$-

Supplemental Disclosure
Cash paid for interest	$3,156	$3,904
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the nine months ended September 31, 2016 and 2015 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2015 audited financial statements.  The results of operations for the periods ended September 31, 2016 and 2015 are not necessarily indicative of the operating results for the full year.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of nine months or less as cash equivalents.

Accounts receivable

The majority of the Company's revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 31, 2016 and December 31, 2015, the Company has determined that no allowance for doubtful accounts is necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

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

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs during the nine months ended September 30, 2016 and 2015 of $4,149 and $2,329, respectively.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

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

There were no potentially dilutive debt or equity instruments issued or outstanding during the nine months ended September 30, 2016 or 2015.

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

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

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

NOTE 2.  EQUIPMENT

Fixed assets are comprised of office equipment, vehicles, and the wheelchair rental pool, which consists of wheelchairs rented to customers over the shorter of the 13-month rental period mandated by Medicaid and Medicare, or the period over which the customer requires use of the wheelchair.  At the end of the use period, the wheelchair is either returned to the pool to be rented to another customer, or title of the chair is transferred to the customer.  Depreciation is computed over the estimated useful life of the assets, ranging from 13 months to 7 years, on the straight-line basis.  Depreciation expense for the nine months ended September 30, 2016 and 2015 was $40,281 and $20,798, respectively.  Accumulated depreciation totaled $68,669 and $40,771 at September 30, 2016 and December 31, 2015, respectively.

NOTE 3.  LINE OF CREDIT

At September 30, 2016 and December 31, 2015, the Company owed a bank $71,802 and $77,250, respectively, under a revolving line of credit. The line of credit is secured by all Company assets, is capped at $100,000, is due on demand, and bears interest at variable rates approximating 4% on average. Interest expense under the note approximated $2,250 during each of the nine months ended September 30, 2016 and 2015.  During the nine months ended September 30, 2016 and 2015, the Company made net principal payments of $5,448 and $752, respectively.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2016	December 31, 2015

3.53% installment note payable $352 monthly, including interest, through July 2019, collateralized by vehicle with carrying value of $8,634	$11,709	$14,214

3.79% installment note payable $299 monthly, including interest, through July 2021, collateralized by vehicle with carrying value of $15,481	15,800	-

2.99% installment note payable $350 monthly, including interest, through August 2019, collateralized by vehicle with carrying value of $10,697	11,385	14,558
	38,894	28,772

Less principal due within one year	(10,825)	(7,603)

TOTAL LONG-TERM DEBT	$28,069	$21,169

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2016 and 2015 (Unaudited)

NOTE 5.  COMMON STOCK

During the period of January through September 2016, the Company underwent a stock offering of 500,000 shares at $.10 per share for total proceeds of $50,000 to primarily unaffiliated individuals and entities.

NOTE 6.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through May 2017 with monthly payments of approximately $2,700 plus costs.

Lease expense incurred for each of the nine months ended September 30, 2016 and 2015 was approximately $24,300. Subsequent to September 30, 2016, future minimum payments under the leases total approximately $22,200 including:  2016 (balance) - $8,700, and 2017 - $13,500.

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

NOTE 8.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were available to be issued and determined that there are no reportable subsequent events.

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2016 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2015.

Revenues for the three months ended September 30, 2016 were $236,059 as compared to the revenues of $219,105 for the three months ended September 30, 2015.  The 8% increase in sales is primarily due to winning the Medicare competitive bidding for wheel chairs and a few other items in our local market as well as a shift in customer focus away from Medicare and Medicaid towards private pay/private insurance customers due to continually decreasing Medicare and Medicaid reimbursement rates.

Cost of goods sold for the three months ended September 30, 2016 were $113,572 as compared to cost of goods sold for the three months ended September 30, 2015 of $119,075.  The 5% decrease in the latest three month period was due to a new contract with the supplier of enteral tube feeding supplies which had a 10% decrease over the previous prices.

Operating expenses for the three months ended September 30, 2016 were $134,719 as compared to $119,797 for the three months ended September 30, 2015.  The 12% increase in the latest three month period was primarily due to a $16,098 increase in salaries and a $10,627 increase in depreciation.

The net loss for the three months ended September 30, 2016 was $11,854 as compared to a net loss of $18,917 for the three months ended September 30, 2015.  The primary reason for the approximately $7,000 improvement in the net loss was the $22,457 increase in gross profit which was offset somewhat by the $14,922 increase in operating expenses.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015.

Revenues for the nine months ended September 30, 2016 were $695,697 as compared to the revenues of $620,060 for the nine months ended September 30, 2015.  The 12% increase in sales is primarily due to winning the Medicare competitive bidding for wheel chairs and a few other items in our local market as well as a shift in customer focus away from Medicare and Medicaid towards private pay/private insurance customers due to continually decreasing Medicare and Medicaid reimbursement rates.

Cost of goods sold for the nine months ended September 30, 2016 were $348,686 as compared to cost of goods sold for the nine months ended September 30, 2015 of $314,054.  The 11% increase in the latest nine month period was due to the increase in the sales volume, combined with the fact that Medicare has reduced the amount it is paying the Company for its products.

Operating expenses for the nine months ended September 30, 2016 were $380,941 as compared to $341,443 for the nine months ended September 30, 2015.  The 12% increase in the latest nine month period was primarily due to a $31,312 increase in salaries and wages and a $19,483 increase in depreciation.

The net loss for the nine months ended September 30, 2016 was $33,023 as compared to a net loss of $35,349 for the nine months ended September 30, 2015.  The primary reason for the consistent net loss was the $41,005 increase in gross profit which was offset by the $39,498 increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2016, we had negative working capital of $18,505 compared to negative working capital of $24,069 as of December 31, 2015.

Net cash provided by operating activities during the nine months ended September 30, 2016 was $27,256 as compared to net cash used for operating activities in the nine months ended September 30, 2015 of $1,002. The primary reason for the improvement was the $19,483 increase in depreciation in 2016 over the 2015 period.

Net cash used for investing activities during the nine months ended September 30, 2016 was $38,236 which represented $43,194 used for the purchase of equipment, which was offset by $4,958 received from the sale of equipment, as compared to $9,964 used for the purchase of equipment during the nine months ended September 30, 2015.

Net cash provided by financing activities during the nine months ended September 30, 2016 was $38,379 as compared to $7,443 used for financing activities in the nine months ended September 30, 2015.  The Company sold shares of its common stock during the nine months ended September 30, 2016 to raise $50,000 to help pay for the costs associated with being a public company.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: November 21, 2016	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: November 21, 2016	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)