Form 10-K
period 2016-12-31
Canfield Medical Supply, Inc.
filed 2017-03-28
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  ☐ Yes   ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $228,720.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 27, 2017, the registrant had 11,277,200 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CANFIELD MEDICAL SUPPLY, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2016

TABLE OF CONTENTS
[NEED TO UPDATE]

PART I

Item 1.  Business.

General Information

Canfield Medical Supply, Inc. ("the Company," "it," "we," "us," or "our") was incorporated in the State of Ohio on September 3, 1992.  On April 18, 2012 it changed its domicile to the State of Colorado by merging with a newly formed Colorado subsidiary.

During August 2014, a person who has no connection or relationship with the Corporation fraudulently accessed the Corporation's file on the Colorado Secretary of State's website and changed the registered agent to himself. In March 2015, he fraudulently changed the name of the Corporation from Canfield Medical Supply, Inc. to Business Solutions Inc.  In April 2015 he dissolved the corporation.

The above actions were discovered by the Corporation in April 2016, and after contacting the Colorado Secretary of State, the Corporation was advised to file Articles of Reinstatement, which would have the result that the existence of the Corporation would be deemed for all purposes to have continued without interruption as if the dissolution never occurred.  The Corporation was also advised that it would need to file Articles of Amendment to change its name back to Canfield Medical Supply, Inc.  Immediately after receiving approval from the Majority shareholder and the Board of Directors, the Corporation filed the Articles of Reinstatement and the Articles of Amendment with the Colorado Secretary of State.

We commenced our operations in September 1992.  Initially we operated as a compounding pharmacy providing Intradialytic Parenteral Nutrition (a means of providing additional nutrition to patients on dialysis) to patients with End Stage Renal Disease who had experienced excessive weight loss due to intestinal malabsorption.  We also provided pharmacy services to patients who required intravenous antibiotic therapy, home total parenteral nutrition and home enteral nutrition. (Enteral nutrition involves absorption of the drug through the gastrointestinal tract and parenteral nutrition involves administering the drug/nutrition in some way other than the digestive tract.)  We also provided various nebulizer medications for patients with chronic obstructive pulmonary disease. (A nebulizer is a device used to administer medication in the form of a mist inhaled into the lungs.) We ceased pharmacy operations in May 2002 in response to significant reductions in reimbursement by Medicare, Medicaid, and Private Insurance Companies, and changed our focus to providing quality home medical equipment and supplies to patients in our geographical area.

Business

We are a provider of home medical equipment, supplies, and services (which relate to the equipment sales) in Ohio's Mahoning Valley, with an emphasis on providing for patients with mobility-related limitations.  We also sell to patients in Western Pennsylvania and Northern West Virginia.  We typically provide equipment, supplies, and services to people who have had strokes, hip or knee replacements, and other surgeries after they are discharged from a hospital or rehab center.  We provide almost any medical equipment and supplies these persons need to enable them to remain in their homes. We have been in the home health care business since 1992 and have developed relationships with many of the local physicians, discharge planners for hospitals and rehab facilities, nursing services, and home health agencies.

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

In 2012, we submitted bids in Medicare's Round 2 of competitive bidding.  In addition to our local Youngstown-Warren market area, we also submitted bids in four additional Ohio markets of Akron, Columbus, Dayton and Toledo.  We won the bid for our local market area for wheel chairs, enteral tube feeding, and pressure reduction surfaces.  As a direct result of winning these bids, our patient census has increased from approximately 85 prior to July 1, 2013 to about 1,250 by December 31, 2016.

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

	December 31,
	2016	2015
Medicare	27%	13%
Medicaid	13%	12%
Private pay/private insurance	47%	63%
Other	13%	12%
Total	100%	100%

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

Payors.  We derive substantially all of our revenues from third-party payors, including private insurers, Medicare, Medicaid, and managed care organizations.  For the year ended December 31, 2016, approximately 40% of our net revenues were derived from Medicare and Medicaid.  Generally, each third-party payor has specific requirements, which must be met before claim submission will result in payment.  We have procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation.  Notwithstanding these measures, violation of these requirements may still occur and could result in the termination of a contract with a payor, the repayment of amounts previously received, or other potentially significant liability.  When the third-party payor is a governmental entity, violations of these requirements could subject us to civil, administrative, and criminal enforcement actions.  We are subject to periodic audits by Medicare and Medicaid, the results of which have not identified any violations by us of these governmental entities' claim submission requirements.

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

Self-pay Claims.  Approximately 5% of our business during the year ended December 31, 2016 was comprised of self-pay business.  This business represents persons who come into our store and purchase items not covered by insurance and patients who already may be purchasing something from us that is covered by insurance and they desire to purchase something additional that is not covered by insurance.  Some of these customers pay for their product at the time of purchase and we send or deliver invoices to the others.  These invoices request payment on receipt of the invoice.  We consider these receivables delinquent once they are 180 days late.  We rely on our past collection experience with other patients for similar or different products to determine if any of such receivables are still collectible.  At December 31, 2016, we determined that no allowance for such items was necessary.

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

Marketing

We market our products and services primarily to physicians, discharge planners for hospitals and rehab facilities, nursing services, companies that provide home care companions and aides, home health agencies, and case managers.  Our marketing is primarily done by our President who has developed relationships with many of the persons to whom we market in the course of his dealings with prior patients who purchased our products or services over the past 24 years that we have been in business.  Most of our marketing consists of face-to-face meetings and in-service education with the staff at facilities to which we provide services.  We also provide educational pamphlets and product specific brochures to go along with marketing materials such as pens, scratch pads, calendars, and prescription pads.

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

Sales

Our President has primary responsibility for generating new referrals and for maintaining existing relationships for our products and services.  Our customers are typically the patients who purchase and utilize our products and services, but these patients are usually referred to us by physicians and their staffs, the discharge planners in hospitals and rehab facilities, nursing services and services that provide home care companions, and aides.  We have several rehabilitation facilities that refer a significant amount of patients to us that account for in excess of 25% of our gross revenues.  These facilities include Briarfield Manor, Heritage Manor, Maplecrest, Park Vista Rehabilitation, and Sunrise Senior Living.  However, these facilities also refer business to other providers.

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

Medicare and Medicaid Revenues.  In the years ended December 31, 2016 and 2015, approximately 40% and 25% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively.  No other third-party payor represented more than 10% of our total net revenues for the year ended December 31, 2016.  The majority of our revenues are derived from sales of equipment and supplies we sell to patients for patient care under fee-for-service arrangements.   Fee-for-service is a payment model where services are unbundled and paid for separately, and occurs when doctors and other health care providers receive a fee for each service, such as an office visit, test, or procedure.  Since most of the manufacturers of the products we sell do not provide direct patient care, our services primarily involve providing in-home-delivery, set-up, and maintenance of home medical equipment.  We do not have ongoing arrangements with patients or medical providers, other than rental agreements that we have for wheel chairs and hospital beds.

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

The impact of changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through December 31, 2016. We cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this "Government Regulation" section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates. However, given the recent significant increases in industry audit volume and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

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

Employees

As of December 31, 2016, we had eight full-time and two part-time employees.  None of our employees were represented by a labor union or other labor organization.

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

The number of record holders of our common stock on March 21, 2017 was approximately 120.

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

Recent Sales of Unregistered Securities

During the last three months of 2016 and the first month of 2017, we sold a total of 750,000 shares to one accredited investor, who was already an existing shareholder, at a price of $.10 per share for $75,000.  We relied on the exemption provided by Rule 506 under Regulation D.

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

Results of Operation for the year ended December 31, 2016 as compared to the year ended December 31, 2015

Revenues for the year ended December 31, 2016 were $1,102,291 as compared to the revenues of $897,341 for the year ended December 31, 2015.  The 23% increase in sales is primarily due to winning the Medicare competitive bidding for wheel chairs and a few other items in our local market as well as a shift in customer focus away from Medicare and Medicaid towards private pay/private insurance customers due to continually decreasing Medicare and Medicaid reimbursement rates.

Cost of goods sold for the year ended December 31, 2016 were $484,908 as compared to costs of goods sold for the year ended December 31, 2015 of $426,980.  The 14% increase in the latest year was due to the increase in the sales volume, combined with the fact that Medicare has reduced the amount it is paying the Company for its products.

Operating expenses for the year ended December 31, 2016 were $577,384 as compared to $451,462 for the year ended December 31, 2015.  The 28% increase in the latest one year period was primarily due to a $53,096 increase in salaries and wages resulting from the hiring of a sales representative, and a $47,628 increase in professional fees resulting from the completion of our 2014 and 2015 audits and 10K and 10Q filings, as well as our 2016 10Q filings, to bring our filings current with the SEC.

The net loss for the year ended December 31, 2016 was $48,846 as compared to a net income of $19,153 for the year ended December 31, 2015.  The primary reasons for the change from a profit of $19,153 in 2015 to a $48,846 loss in 2016 were the increase in salaries and wages and the increase in professional fees as explained above.

Liquidity and Capital Resources

As of December 31, 2016, we had working capital of $2,784 compared to negative working capital of $(24,069) as of December 31, 2015.

Net cash provided by operating activities during the year ended December 31, 2016 was $32,113 as compared to net cash provided by operating activities in the year ended December 31, 2015 of $13,075.  The primary reason for the improvement was the increase of $57,022 in gross profit due primarily to $114,950 in increased revenues, which was only partially offset by the increased salaries and professional fees.  Although we experienced a $25,997 increase in depreciation in 2016 over the 2015 period, this is non-cash operating expense and thus does not affect cash flows from operations..

Net cash used for investing activities during the year ended December 31, 2016 was $52,076 which represented $58,424 used for the purchase of equipment which was offset by $6,348 received from the sale of equipment as compared to $26,880 used for the purchase of equipment and $6,295 received from the sale of equipment during the year ended December 31, 2015.

Net cash provided by (used for) financing activities during the year ended December 31, 2016 was $74,279 as compared to $10,055 used for financing activities in the year ended December 31, 2015.  The Company sold shares of its common stock during the year ended December 31, 2016 to raise $90,000 to help pay for the costs associated with being a public company.  Other financing activities consisted of principal payments on long-term debt of $8,844 and $7,053 during 2016 and 2015, respectively, and net payments on our line of credit of $6,877 and $3,002 during 2016 and 2015, respectively.

We believe that our recent private offerings will provide sufficient capital in the short term for our current level of operations.  Additional resources will be needed to build our web store and to otherwise increase advertising and marketing.

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
_______________

(801) 447-9572     FAX (801) 447-9578
_______________________________________________________________________________
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Canfield Medical Supply, Inc.
Canfield, Ohio

We have audited the accompanying balance sheets of Canfield Medical Supply, Inc. (the Company) as of December 31, 2016 and 2015, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred losses since its inception, has a working capital deficit, and has not yet established profitable operations.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Management's plans in regards to these matters are also described in Note 7.  These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
March 27, 2017

CANFIELD MEDICAL SUPPLY, INC.
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2016	2015

Current Assets
Cash	$61,659	$7,343
Accounts receivable, net	206,254	167,063
Inventory	25,231	21,589
Total Current Assets	293,144	195,995

Equipment, net of accumulated depreciation of $76,197 and $40,771	62,190	43,753
Total Assets	$355,334	$239,748

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable and accrued liabilities	$209,069	$135,211
Line of credit	70,373	77,250
Current portion of long-term debt	10,918	7,603
Total Current Liabilities	290,360	220,064

Long-term debt	25,305	21,169
Total Liabilities	315,665	241,233

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares
issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized;
10,927,200 and 10,027,200 shares issued and outstanding, respectively	208,515	118,515
Accumulated deficit	(168,846)	(120,000)
Total Stockholders' Equity (Deficit)	39,669	(1,485)
Total Liabilities and Stockholders' Equity (Deficit)	$355,334	$239,748

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015

Sales (net of returns)	$1,012,291	$897,341
Cost of goods sold	484,908	426,980
Gross profit	527,383	470,361

Operating expenses:
Salaries and wages	298,368	245,272
Professional fees	87,198	39,570
Depreciation	55,760	29,763
Other selling, general and administrative	136,058	136,857
Total operating expenses	577,384	451,462

Income (loss) from operations	(50,001)	18,899

Other income (expense):
Interest expense	(4,671)	(5,368)
Gain on sale of fixed assets	5,826	5,622
	1,155	254

Income (loss) before provision for income taxes	(48,846)	19,153
Provision for income tax	-	-

Net income (loss)	$(48,846)	$19,153

Net income (loss) per share (basic and fully diluted)	$(0.00)	$0.00

Weighted average number of common shares outstanding	10,484,113	10,027,200

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock (No Par)		Accumulated	Stockholders'
	Shares	Amount	Deficit	Equity (Deficit)

Balances at December 31, 2014	10,027,200	$118,515	$(139,153)	$(20,638)

Net income for the year	-	-	19,153	19,153

Balances at December 31, 2015	10,027,200	118,515	(120,000)	(1,485)

Sales of common stock	900,000	90,000	-	90,000

Net (loss) for the year	-	-	(48,846)	(48,846)

Balances at December 31, 2016	10,927,200	$208,515	$(168,846)	$39,669

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2016	2015

Cash Flows From Operating Activities:
Net income (loss)	$(48,846)	$19,153
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on sale of fixed assets	(5,826)	(5,622)
Depreciation	55,760	29,763
Changes in current assets and liabilities
Increase in accounts receivable	(39,191)	(86,880)
Increase in inventory	(3,642)	(7,275)
Increase in accounts payable and accrued liabilities	73,858	63,936
Net cash provided by operating activities	32,113	13,075

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	6,348	6,295
Purchases of property and equipment	(58,424)	(26,880)
Net cash (used for) investing activities	(52,076)	(20,585)

Cash Flows From Financing Activities:
Net payments on line of credit	(6,877)	(3,002)
Payments on long-term debt	(8,844)	(7,053)
Proceeds from sales of common stock.	90,000	-
Net cash provided by (used for) financing activities	74,279	(10,055)

Net Increase (Decrease) in Cash	54,316	(17,565)
Cash At The Beginning Of The Period	7,343	24,908
Cash At The End Of The Period	$61,659	$7,343

Schedule Of Non-Cash Investing And Financing Activities		$-
Purchase of equipment with long-term debt	$16,295	$19,446

Supplemental Disclosure
Cash paid for interest	$4,671	$5,460
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Canfield Medical Supply, Inc. (the "Company"), was incorporated in the State of Ohio on September 3, 1992, and changed domicile to Colorado on April 18, 2012. The Company is in the business of home health services, primarily the selling of durable medical equipment and medical supplies to the public, nursing homes, hospitals and other end users.

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

Accounts receivable

The majority of the Company's revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company has determined that at December 31, 2016 and 2015 no allowance for bad debts was necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Inventory

The Company carries inventory of durable medical equipment and medical supplies for resale.  Inventory is accounted for on a first–in first-out basis.

Reclassification
Certain minimal prior year items have been reclassified to conform to current year presentation.  Formerly, proceeds received from the sale of fixed assets have been lumped together with fixed asset purchases in the investing section of the Statement of Cashflows, but have been segregated in the current year to more clearly represent the flow of cash in relation to property and equipment.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2016 and 2015

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

The Company's primary source of revenue is reimbursement from Medicare, Medicaid, and private insurance companies for the procurement and sale of medical equipment and supplies to patients.  The amount of revenue earned from each classification as a percent of total revenues is as follows:

	December 31,
	2016	2015
Medicare	27%	13%
Medicaid	13%	12%
Private pay/private insurance	47%	63%
Other	13%	12%
Total	100%	100%

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs in 2016 and 2015 of $4,912 and $2,676, respectively.

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
December 31, 2016 and 2015

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income tax

Through February 2012, the Company was an S-Corporation for income tax purposes, and therefore a pass-through entity paying no income tax at the corporate level.  The Company had no material loss carryforwards as of December 31, 2011.  Included in the Company's accumulated deficit from February 2012 forward is approximately $99,000 in undistributed S-Corporation losses.  At December 31, 2016 and 2015 the Company had net operating loss carryforwards (NOL's) of approximately $70,000 and $21,000 respectively, which may be applied against future taxable income and which expire beginning in 2034.  However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards that can be utilized.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect (35% - 30% federal and 5% state) of the loss carryforwards of approximately $24,500 and $7,350 at December 31, 2016 and 2015, respectively, and therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in valuation allowance is approximately $17,150 and $6,650 for the periods ended December 31, 2016 and 2015, respectively.  The tax effect of remaining NOL's and resulting deferred tax assets of $24,500 remain fully reserved by valuation allowance, due to continued uncertainty as to their utilization.

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

There we no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2016 or 2015.

Financial Instruments

The carrying value of the Company's financial instruments, as reported in the accompanying balance sheets, approximates fair value.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents.  The Company places its cash and cash equivalents at well-known financial institutions, where at times, such balances may exceed FDIC insurance limits.

The Company receives a significant amount of its revenues in reimbursements from Medicare and Medicaid.  During the years ended December 31, 2016 and 2015, the Company received 40% and 25%, respectively, of its net revenues from Medicare and Medicaid.  The Company is able to obtain reimbursements through competitive bidding processes, and there is no guarantee that the Company will be selected as a winning contract supplier under future bidding rounds.

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

Other selling, general and administrative expenses

Other selling, general and administrative expenses included the following:

	December 31,
	2016	2015
Rent	$27,492	$27,492
Office expenses	43,107	44,829
Other SG&A	65,459	64,536
Total	$136,058	$136,857

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 2.  EQUIPMENT

Property and equipment are recorded at cost and consist of the following:

	December 31,
	2016	2015

Office equipment	$2,934	$2,934
Vehicles	58,577	42,282
Wheelchair/hospital bed rental pool	76,876	39,308
Total property and equipment	138,387	84,524
Accumulated depreciation	(76,197)	(40,771)
Net property and equipment	$62,190	$43,753

Depreciation is computed using the straight-line method based upon estimated useful lives as follows:

Office equipment	7 yeas
Vehicles	5 years
Wheelchair/hospital bed rental pool	13 months

Depreciation for 2016 and 2015 was $55,760 and $29,763, respectively.

The wheelchair/hospital bed rental pool consists of wheelchairs and hospital beds rented to customers over the shorter of the 13 month use period as mandated by Medicare and Medicaid, or the period over which the customer requires use of a wheelchair or hospital bed.  At the end of the use period, the chairs and beds are either returned to the pool to be rented to another customer, or title of the item is transferred to the customer.

NOTE 3.  LINE OF CREDIT

At December 31, 2016 and 2015, the Company owed a bank $70,373 and $77,250, respectively, under a line of credit note payable. The line of credit is secured by all Company assets, due on demand, and bears interest at variable rates approximating 4%. Interest expense under the note in 2016 and 2015 was $3,597 and $2,958, respectively.  During 2016 and 2015, the Company made principal payments of $6,877 and $3,002, respectively.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2016	2015
3.53% installment note payable $352 monthly, including interest, through July 2019, collateralized by vehicle with carrying value of $7,503.	$10,426	$14,213
2.99% installment note payable $350 monthly, including interest, through August 2019, collateralized by vehicle with carrying value of $9,723	10,745	14,559
3.79% installment note payable $299 monthly, including interest, through July 2021, collateralized by vehicle with carrying value of $14,665	15,052	0
	36,223	28,772

Less principal due within one year	(10,918)	(7,603)
TOTAL LONG-TERM DEBT	$25,305	$21,169

Principal payments due on long-term debt subsequent to December 31, 2016, are as follows:
2017	$10,918
2018	11,296
2019	8,511
2020	3,434
2021	2,064
TOTAL	$36,223

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2016 and 2015

NOTE 5.  COMMON STOCK

 In March and December 2016, the Company received net proceeds of $90,000 from the sale to primarily unaffiliated investors of 900,000 shares of no-par value common stock at $0.10 per share.

NOTE 6.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through May 2017 with monthly payments of approximately $2,700 plus costs.

Lease expense incurred in each of the years ended 2016 and 2015 was approximately $33,000. Subsequent to December 31, 2016, future minimum payments under the leases total approximately $13,500 through May 2017, at which point the Company plans to renew the lease for an additional term.

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

NOTE 8.  SUBSEQUENT EVENTS

In January 2017, the Company sold 350,000 shares of common stock to an unaffiliated investor at $.10/share for total proceeds of $35,000.

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

Since its appointment as our independent registered accounting firm on February 3, 2014, Cutler has completed the audit of our financial statements for the year ended December 31, 2013 and reviewed our financial statements for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014.  PSH subsequently completed the audits of our December 31, 2014, 2015, and 2016 financial statements, as well as our quarterly reviews for the years ended December 31, 2015 and 2016.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2016, and certain written representations, no persons who were either a director, executive officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2016.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total($)

Michael West	2016	$86,750	-	-	-	-	-	-	$86,750
	2015	$67,750	-	-	-	-	-	-	$67,500

Steve West	2016	$-	-	-	-	-	-	-	$-
	2015	$-	-	-	-	-	-	-	$-

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

We did not have any outstanding equity awards on December 31, 2016.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 27, 2017, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock based on total outstanding shares of 11,277,200, (ii) each of our Directors, (iii) each of the Executive Officers named in the Summary Compensation Table, and (iv) all of our Officers and Directors as a Group:

Name and Address of Beneficial Owner	Beneficial Ownership	Approximate Percent Owned

Michael J. West 4120 Boardman-Canfield Road Canfield, OH 44406	8,344,000	74.0%

Stephen H. West 16325 East Dorado Avenue Centennial, CO 80015	300,000	2.7%

All Officers and Directors as a group (2 persons)	8,644,000	76.7%

Item 13.   Certain Relationships and Related Transactions and Director Independence.

None

Item 14.   Principal Accounting Fees and Services.

Approval of Services

Pending establishment of an audit committee, the Board of Directors pre-approves all engagements for audit and non-audit services provided by the Company's former principal accounting firm, Cutler & Co., LLC (2014 and 2015) and current principal accounting firm, Pritchett, Siler & Hardy, P.C. (since January 11, 2016).

Audit Fees

The aggregate fees billed during the fiscal year ended December 31, 2016 for professional services rendered by our principal accounting firm, Pritchett, Siler & Hardy, P.C., for the audit of our financial statements included in Form 10-K, and for the review of our interim condensed financial statements included in Form 10-Q, were approximately $54,000.  The aggregate fees billed during the fiscal year ended December 31, 2015 for professional services rendered by our former principal accounting firm, Cutler & Co., LLC, for the audit of our financial statements included in Form 10-K, and for the review of our interim condensed financial statements included in Form 10-Q, were approximately $10,000.

Audit Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for audit related services rendered by our current principal accounting firm, Pritchett, Siler & Hardy, P.C., and former principal accounting firm, Cutler & Co., LLC, were approximately $0 and $0, respectively.

Tax Compliance/Preparation Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for professional services rendered by our current principal accounting firm, Pritchett, Siler & Hardy, P.C., and former principal accounting firm, Cutler & Co., LLC, for tax compliance, tax advice, and tax planning were approximately $0 and $0, respectively. Tax compliance services include the preparation of income tax returns filed with the Internal Revenue Service. Tax advice and planning services included assistance with implementation of tax planning strategies and consultation on other tax matters.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2016 and 2015 for all other professional services rendered by our current principal accounting firm, Pritchett, Siler & Hardy, P.C., and former principal accounting firm, Cutler & Co., LLC, were approximately $0 and $0, respectively. Other services consisted of assistance with the interpretation of new accounting standards and other related services.

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

CANFIELD MEDICAL SUPPLY, INC. (Registrant)

Date: March 28, 2017	By: /s/ Michael J. West
Name: Michael J. West Title: President and CEO (Principal Executive Officer)

Date: March 28, 2017	By: /s/ Stephen H. West
Name: Stephen H. West Title: Chief Financial Officer, (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Name	Title	Date

/s/ Michael J. West	President, CEO (Principal Executive Officer) and Director	March 28, 2017
Michael J. West

/s/ Stephen H. West	Chief Financial Officer (Principal Financial and Principal Accounting Officer) and Director	March 28, 2017
Stephen H. West

EXHIBIT INDEX

Exhibit Number	Description

Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with Form S-1 filed with the SEC on July 12, 2012)

3.2	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form S-1 filed with the SEC on July 12, 2012)

31.1	Certification by CEO (filed herewith electronically)

31.2	Certification by CFO (filed herewith electronically)

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

101	XBRL