Form 10-Q
period 2017-03-31
Canfield Medical Supply, Inc.
filed 2017-05-18
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of May 15, 2017, there were 11,277,200 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
ASSETS	2017	2016

Current Assets
Cash	$40,431	$61,659
Accounts receivable	177,183	206,254
Inventory	34,550	25,231
Total Current Assets	252,164	293,144

Equipment, net of accumulated depreciation	63,533	62,190
of $75,670 and $76,197

Total Assets	$315,697	$355,334

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$201,136	$209,069
Line of credit	68,283	70,373
Current portion of long-term debt	11,011	10,918
Total Current Liabilities	280,430	290,360

Long-term debt	22,516	25,305

Total Liabilities	302,946	315,665

Stockholders' Equity
Preferred stock, no par value; 5,000,000 shares authorized;	-	-
no shares issued and outstanding
Common stock, no par value; 100,000,000 shares authorized;
11,277,200 (Mar.31, 2017) and 10,927,200 (Dec. 31, 2016)	243,515	208,515
shares issued and outstanding
Accumulated deficit	(230,764)	(168,846)
Total Stockholders' Equity	12,751	39,669
Total Liabilities and Stockholders' Equity	$315,697	$355,334

The accompanying condensed footnotes are an integral part of these unaudited financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2017	March 31, 2016

Sales (net of returns)	$210,060	$259,653
Cost of goods sold	105,521	126,310
Gross profit	104,539	133,343

Operating expenses:
Salaries and wages	82,535	68,994
Professional fees	27,205	8,700
Depreciation	13,469	10,373
Other selling, general and administrative	42,570	33,483
	165,779	121,550

Income (loss) from operations	(61,240)	11,793

Other income (expense):
Interest expense	(2,282)	(1,035)
Gain on sale of fixed assets	1,604	1,321
	(678)	286

Income (loss) before provision for income taxes	(61,918)	12,079
Provision for income tax	-	-

Net income (loss)	$(61,918)	$12,079

Net income (loss) per share (basic and fully diluted)	$(0.01)	$0.00

Weighted average number of common shares outstanding	11,238,311	10,312,914

The accompanying condensed footnotes are an integral part of these unaudited financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2017	March 31, 2016
Cash Flows From Operating Activities:
Net income (loss)	$(61,918)	$12,079
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Gain on sale of fixed assets	(1,604)	(1,321)
Depreciation	13,469	10,373
Changes in operating assets and liabilities:
Decrease in accounts receivable	29,071	25,361
(Increase) in inventory	(9,319)	(4,583)
Increase (decrease) in accounts payable and accrued liabilities	(7,933)	7,416
Net cash provided by (used for) operating activities	(38,234)	49,325

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	3,171	1,411
Purchase of fixed assets	(16,379)	(19,698)
Net cash (used for) investing activities	(13,208)	(18,287)

Cash Flows From Financing Activities:
Net payments on line of credit	(2,090)	(1,250)
Payments on long-term debt	(2,696)	(1,878)
Proceeds from sales of common stock	35,000	50,000
Net cash provided by financing activities	30,214	46,872

Net Increase (Decrease) in Cash	(21,228)	77,910
Cash At The Beginning Of The Period	61,659	7,343

Cash At The End Of The Period	$40,431	$85,253

Schedule Of Non-Cash Investing And Financing Activities	$-	$-

Supplemental Disclosure
Cash paid for interest	$2,282	$1,035
Cash paid for income taxes	$-	$-

The accompanying condensed footnotes are an integral part of these unaudited financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

NOTE  1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Canfield Medical Supply, Inc. (the "Company"), was incorporated in the State of Ohio on March 3, 1992, and changed domicile to Colorado on April 18, 2012. The Company is in the business of home health services, primarily the selling of durable medical equipment and medical supplies to the public, nursing homes, hospitals, and other end users.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three months ended March 31, 2017 and 2016 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2016 audited financial statements.  The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

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

Accounts receivable

The majority of the Company's revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2017 and December 31, 2016, the Company has determined that no allowance for doubtful accounts is necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

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

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs during the three months ended March 31, 2017 and 2016 of $4,418 and $1,025, respectively.

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

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

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

There were no potentially dilutive debt or equity instruments issued or outstanding during the three months ended March 31, 2017 or 2016.

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

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

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

NOTE 2.  EQUIPMENT

Fixed assets are comprised of office equipment, vehicles, and the wheelchair and hospital bed rental pool, which consists of wheelchairs and hospital beds rented to customers over the shorter of the 13-month rental period mandated by Medicaid and Medicare, or the period over which the customer requires use of the wheelchair or hospital bed.  At the end of the use period, the wheelchair or hospital bed is either returned to the pool to be rented to another customer, or title of the chair or bed is transferred to the customer.  Depreciation is computed over the estimated useful life of the assets, ranging from 13 months to 7 years, on the straight-line basis.  Depreciation expense for the three months ended March 31, 2017 and 2016 was $13,469 and $10,373, respectively.  Accumulated depreciation totaled $75,670 and $76,197 at March 31, 2017 and December 31, 2016, respectively.

NOTE 3.  LINE OF CREDIT

At March 31, 2017 and December 31, 2016, the Company owed a bank $68,283 and $70,373 respectively, under a revolving line of credit. The line of credit is secured by all Company assets, is capped at $100,000, is due on demand, and bears interest at variable rates approximating 4% on average. Interest expense under the note approximated $974 and $750 during each of the three months ended March 31, 2017 and 2016, respectively.  During the three months ended March 31, 2017 and 2016, the Company made principal payments of $2,090 and $1,250, respectively.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following, each of which is an automobile loan collateralized by the underlying financed vehicle:

	March 31, 2017	December 31, 2016

3.53% installment note payable $352 monthly, including interest, through July 2019	$9,457	$10,426
3.79% installment note payable $299 monthly, including interest, through July 2021	14,296	15,052
2.99% installment note payable $350 monthly, including interest, through August 2019	9,774	10,745
	33,527	36,223

Less principal due within one year	(11,011)	(10,918)

TOTAL LONG-TERM DEBT	$22,516	$25,305

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2017 and 2016 (Unaudited)

NOTE 5.  COMMON STOCK

On January 10, 2017, the Company issued 350,000 shares of its common stock at $.10 per share for total proceeds of $35,000 to an unaffiliated individual.

NOTE 6.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through June 2017 with monthly payments of approximately $2,291 plus costs.

Lease expense incurred for each of the three months ended March 31, 2017 and 2016 was approximately $6,900. Subsequent to March 31, 2017, future minimum payments under the leases total approximately $6,900 through the June 30, 2017 expiration date, at which point the Company plans to renew the lease.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes to Condensed Financial Statements (unaudited) filed herein.

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2017 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2016.

Revenues for the three months ended March 31, 2017 were $210,060 as compared to the revenues of $259,653 for the three months ended March 31, 2015.  The 19% decrease in sales is primarily due to the fact that approximately ten patients receiving nutritional supplements passed away during the quarter and we rented two fewer power chairs during the latest quarter compared to the corresponding quarter in 2016.

Cost of goods sold for the three months ended March 31, 2017 were $105,521 as compared to cost of goods sold for the three months ended March 31, 2016 of $126,310.  The 16% decrease in the latest three month period was due to the decrease in the sales volume.

Operating expenses for the three months ended March 31, 2017 were $165,779 as compared to $121,550 for the three months ended March 31, 2016.  This significant increase is due to the $13,541 increase in salaries and wages attributable to pay raises and the hiring of a sales representative during the third quarter of 2016, the $18,505 increase in professional fees incurred during the current quarter for the audit of our December 31, 2016 financial statements and Form 10-K filing (we did not commence our December 31, 2015 audit until the second quarter of 2016), and the $9,087 increase in other general and administrative expenses comprised primarily of our new website development and outsourcing of our billing collections.

The net loss for the three months ended March 31, 2017 was $61,918 as compared to a net income of $12,079 for the three months ended March 31, 2016.  The reasons for the change from a small profit in the first three months of 2016 to the loss in the most recent three months include a $28,804 decline in gross profit caused by the drop in sales discussed above, and the $44,229 increase in selling, general and administrative expenses also discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2017, we had negative working capital of ($28,266) compared to working capital of $2,784 as of December 31, 2016.

Net cash (used for) operating activities during the three months ended March 31, 2017 was ($38,234) as compared to net cash provided by operating activities in the three months ended March 31, 2016 of $49,325.  The primary reason for the change in cash used for operating activities was the change from net income of $12,079 in the first three months of 2016 to a current quarter loss of $61,918, resulting from a decrease in revenues and increase in operating expenses.

Net cash used for investing activities during the three months ended March 31, 2017 was $13,208, which represented $16,379 used for the purchase of equipment offset by $3,171 received from the sale of equipment.  In comparison, during the three months ended March 31, 2016, the Company used $19,698 for the purchase of equipment and received $1,411 in proceeds from the sale of equipment, resulting in a net of $18,287 used.

Net cash provided by financing activities during the three months ended March 31, 2017 was $30,214 as compared to $46,872 provided by financing activities in the three months ended March 31, 2016.  The Company sold shares of its common stock during the three months ended March 31, 2017 and 2016 to raise $35,000 and $50,000, respectively, to help pay for the costs associated with being a public company.  Minimal payments towards the Company's line of credit and notes payable were also made during each of the quarters ended March 31, 2017 and 2016.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

 During the three months ended March 31, 2017, the Company sold 350,000 shares at $.10 per share for total proceeds of $35,000 to one unaffiliated investor in a private offering conducted under Regulation D.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: May 18, 2017	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: May 18, 2017	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)