Form 10-Q
period 2017-06-30
Canfield Medical Supply, Inc.
filed 2017-08-18
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Emerging growth company ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of August 18, 2017, there were 11,277,200 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
ASSETS	2017	2016

Current Assets
Cash	$9,559	$61,659
Accounts receivable	182,904	206,254
Inventory	37,562	25,231
Total Current Assets	230,025	293,144

Equipment, net of accumulated depreciation of $94,417 and $76,197	60,989	62,190

Total Assets	$291,014	$355,334

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$200,330	$209,069
Line of credit	66,255	70,373
Current portion of long-term debt	11,106	10,918
Total Current Liabilities	277,691	290,360

Long-term debt	19,704	25,305

Total Liabilities	297,395	315,665

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares	-	-
issued and outstanding
Common stock, no par value; 100,000,000 shares authorized;
11,277,200 (June 30, 2017) and 10,927,200 (Dec. 31, 2016) shares
issued and outstanding	243,515	208,515
Accumulated deficit	(249,896)	(168,846)
Total Stockholders' Equity (Deficit)	(6,381)	39,669
Total Liabilities and Stockholders' Equity (Deficit)	$291,014	$355,334

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2017	June 30,2016	June 30, 2017	June 30, 2016

Sales (net of returns)	$210,572	$199,985	$420,632	$459,638
Cost of goods sold	88,849	108,804	194,370	235,114
Gross profit	121,723	91,181	226,262	224,524

Operating expenses:
Salaries and wages	79,009	70,144	161,544	139,138
Professional fees	4,695	10,759	31,900	19,459
Depreciation	23,830	12,783	37,299	23,156
Other selling, general and administrative	35,775	30,986	78,345	64,469
Total operating expenses	143,309	124,672	309,088	246,222

Loss from operations	(21,586)	(33,491)	(82,826)	(21,698)

Other income (expense):
Interest expense	(192)	(863)	(2,474)	(1,898)
Gain on sale of fixed assets	2,646	1,106	4,250	2,427
Total other income (expense)	2,454	243	1,776	529

Loss before provision for income taxes	(19,132)	(33,248)	(81,050)	(21,169)
Provision for income taxes	-	-	-	-

Net loss	$(19,132)	$(33,248)	$(81,050)	$(21,169)

Net loss per share (basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	11,277,200	10,527,200	11,257,863	10,312,914

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended	Six months ended
	June 30,	June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(81,050)	$(21,169)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Gain on sale of fixed assets	(4,250)	(2,427)
Depreciation	37,299	23,156
Decrease in accounts receivable	23,350	24,439
(Increase) in inventory	(12,331)	(5,329)
(Decrease) in accounts payable and accrued liabilities	(8,739)	(7,394)
Net cash provided by (used for) operating activities	(45,721)	11,276

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	6,218	3,046
Purchases of fixed assets	(38,066)	(27,468)
Net cash (used for) investing activities	(31,848)	(24,422)

Cash Flows From Financing Activities:
Net payments on line of credit	(4,118)	(3,250)
Payments on long-term debt	(5,413)	(3,770)
Proceeds from sales of common stock.	35,000	50,000
Net cash provided by financing activities	25,469	42,980

Net Increase (Decrease) in Cash	(52,100)	29,834
Cash At The Beginning Of The Period	61,659	7,343

Cash At The End Of The Period	$9,559	$37,177

Schedule Of Non-Cash Investing And Financing Activities	$-	$-

Supplemental Disclosure
Cash paid for interest	$(2,474)	$(1,898)
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these condensed unaudited financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Canfield Medical Supply, Inc. (the “Company”), was incorporated in the State of Ohio on June 3, 1992, and changed domicile to Colorado on April 18, 2012. The Company is in the business of home health services, primarily the selling of durable medical equipment and medical supplies to the public, nursing homes, hospitals, and other end users.
The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the six months ended June 30, 2017 and 2016 have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements.  The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results for the full year.
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
Accounts receivable
The majority of the Company’s revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2017 and December 31, 2016, the Company has determined that no allowance for doubtful accounts is necessary.
Property and equipment
Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)
NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

 Inventory
The Company carries inventory of durable medical equipment and medical supplies for resale.  Inventory is accounted for on a first–in first-out basis.
Revenue recognition
The Company’s primary source of revenue is reimbursement from Medicare, Medicaid, and private insurance companies for the sale of medical equipment and supplies to patients. Revenue from product sales is recognized subsequent to a patient (customer) ordering a product at an agreed-upon price, and when delivery has occurred and collectability is reasonably assured. A purchase arrangement is evidenced by a written order, with delivery considered as made after physical customer acceptance. Although rare, defective products may be returned, with other return issues considered on a case-by-case basis. Services, such as periodic scheduled deliveries, are contracted in writing, and generally billed monthly. Any service revenue earned by the Company for services, such as safety and set up consulting or claims processing, is recorded after the service is performed. Rental of durable home medical equipment is evidenced by written contract, with revenue recognized when rent is earned.
Advertising costs
Advertising costs are expensed as incurred. The Company had advertising costs during the six months ended June 30, 2017 and 2016 of $4,391 and $2,520 respectively.
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

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

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

There were no potentially dilutive debt or equity instruments issued or outstanding during the six months ended June 30, 2017 or 2016.

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

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

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

NOTE 2.  EQUIPMENT

Fixed assets are comprised of office equipment, vehicles, and the wheelchair and hospital bed rental pool, which consists of wheelchairs and hospital beds rented to customers over the shorter of the 13-month rental period mandated by Medicaid and Medicare, or the period over which the customer requires use of the wheelchair or hospital bed.  At the end of the use period, the wheelchair or hospital bed is either returned to the pool to be rented to another customer, or title of the chair or bed is transferred to the customer.  Depreciation is computed over the estimated useful life of the assets, ranging from 13 months to 7 years, on the straight-line basis.  Depreciation expense for the six months ended June 30, 2017 and 2016 was $37,299 and $23,156, respectively.  Accumulated depreciation totaled $94,417 and $76,197 at June 30, 2017 and December 31, 2016, respectively.

NOTE 3.  LINE OF CREDIT

At June 30, 2017 and December 31, 2016, the Company owed a bank $66,255 and $70,373 respectively, under a revolving line of credit. The line of credit is secured by all Company assets, is capped at $100,000, is due on demand, and bears interest at variable rates approximating 4% on average. Interest expense under the line of credit approximated $1,500 during each of the six months ended June 30, 2017 and 2016.  During the six months ended June 30, 2017 and 2016, the Company made principal payments of $4,118 and $3,250, respectively.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following, each of which is an automobile loan collateralized by the underlying financed vehicle:

	June 30, 2017	December 31, 2016

3.53% installment note payable $352 monthly, including interest, through July 2019	$8,481	$10,426
3.79% installment note payable $299 monthly, including
interest, through July 2021	13,534	15,052
2.99% installment note payable $350 monthly, including interest, through August 2019	8,795	10,745
	30,810	36,223

Less principal due within one year	(11,106)	(10,918)

TOTAL LONG-TERM DEBT	$19,704	$25,305

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2017 and 2016 (Unaudited)

NOTE 5.  COMMON STOCK

On January 10, 2017 the Company issued 350,000 shares of its common stock at $.10 per share for total proceeds of $35,000 to an unaffiliated individual.

NOTE 6.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through June 2020 with monthly payments of approximately $2,291 plus costs.

Lease expense incurred for each of the six months ended June 30, 2017 and 2016 was approximately $13,750. Subsequent to June 30, 2017, future minimum payments under the lease total approximately $82,500 including:  2017 (balance) $13,750, 2018 - $27,500, 2019 - $27,500, and 2020 - $13,750.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2016.

Revenues for the three months ended June 30, 2017 were $210,572 as compared to the revenues of $199,985 for the three months ended June 30, 2016.  The 5% increase in sales is due to an increasing trend in powerchair sales, which are relatively higher-priced with larger profit margins as compared to our other medical equipment and supplies.

Cost of goods sold for the three months ended June 30, 2017 were $88,849 as compared to cost of goods sold for the three months ended June 30, 2016 of $108,804.  The 18% decrease in the latest three months is primarily due to the fact that in September 2016 we were able to sign a new contract with Nestle at a Tier 4 pricing level which is approximately 10% below the Tier 3 pricing level we were on before.  Nestle supplies our enteral nutrition products which represent over 30% of our business.

Operating expenses for the three months ended June 30, 2017 were $143,309 as compared to $124,672 for the three months ended June 30, 2016.  The 15% increase is due to the $8,865 increase in salaries and wages attributable to pay raises and the hiring of a sales representative during the third quarter of 2016, and the $11,047 increase in depreciation.

The net loss for the three months ended June 30, 2017 was $19,132 as compared to a net loss of $33,248 for the three months ended June 30, 2016.  The reasons for the $14,116 improvement in the amount of the loss include the fact that the sales increased by $10,587 while the cost of good sold dropped by $19,955.  This was offset somewhat by the $18,637 increase in operating expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2017 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016.

Revenues for the six months ended June 30, 2017 were $420,632 as compared to the revenues of $459,638 for the six months ended June 30, 2016.  The 9% decrease in sales is primarily due to the facts that approximately ten patients receiving nutritional supplements passed away during the first six months of 2017 and they rented two fewer power chairs during the first six months of 2017 compared to the corresponding period in 2016.

Cost of goods sold for the six months ended June 30, 2017 were $194,370 as compared to cost of goods sold for the six months ended June 30, 2016 of $235,114.  The 17% decrease in the latest six month period was due to the decrease in the sales volume and the decrease in cost of enteral nutrition products discussed above.

Operating expenses for the six months ended June 30, 2017 were $309,088 as compared to $246,222 for the six months ended June 30, 2016.  The 25% increase is due to the $22,406 increase in salaries and wages attributable to pay raises and the hiring of a sales representative during the third quarter of 2016, the $12,441 increase in professional fees incurred during the latest six months for the audit of our December 31, 2016 financial statements and Form 10-K filing, and the $13,876 increase in other general and administrative expenses comprised primarily of our new website development and outsourcing of our billing collections.

The net loss for the six months ended June 30, 2017 was $81,050 as compared to a net loss of $21,169 for the six months ended June 30, 2016.  The reason for the increased loss in the first six months of 2017 was primarily the $62,866 increase in operating expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2017, we had negative working capital of ($47,666) compared to working capital of $2,784 as of December 31, 2016.

Net cash (used for) operating activities during the six months ended June 30, 2017 was ($45,721) as compared to net cash provided by operating activities in the six months ended June 30, 2016 of $11,276.  The primary reason for the change in cash used for operating activities was the increase in the net loss from $21,169 in the six months ended June 30, 2016 to a net loss of $81,050 in the latest six month period as discussed previously.

Net cash used for investing activities during the six months ended June 30, 2017 was ($31,848), which represented ($38,066) used for the purchase of equipment offset by $6,218 in proceeds received from the sale of equipment.  In comparison, during the six months ended June 30, 2016, the Company used ($24,422), which represented ($27,468) used for the purchase of equipment offset by $3,046 in proceeds received from the sale of equipment.

Net cash provided by financing activities during the six months ended June 30, 2017 was $25,469 as compared to $42,980 provided by financing activities in the six months ended June 30, 2016.  The Company sold shares of its common stock during the six months ended June 30, 2017 and 2016 to raise $35,000 and $50,000, respectively, to help pay for the costs associated with being a public company.  Minimal payments towards the Company’s line of credit and notes payable were also made during each of the six month periods ended June 30, 2017 and 2016.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: August 18, 2017	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: August 18, 2017	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)