Form 10-Q
period 2017-09-30
Canfield Medical Supply, Inc.
filed 2017-11-13
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company) Emerging growth company	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of November 6, 2017, there were 11,277,100 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
ASSETS	2017	2016

Current Assets
Cash	$37,281	$61,659
Accounts receivable	231,010	206,254
Inventory	29,037	25,231
Total Current Assets	297,328	293,144

Property and equipment, net of accumulated depreciation of $87,184 and $76,197	56,155	62,190

Total Assets	$353,483	$355,334

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$231,768	$209,069
Line of credit	64,619	70,373
Current portion of long-term debt	10,973	10,918
Total Current Liabilities	307,360	290,360

Long-term debt	17,096	25,305

Total Liabilities	324,456	315,665

Stockholders' Equity
Preferred stock, no par value; 5,000,000 shares authorized; no shares	-	-
issued and outstanding
Common stock, no par value; 100,000,000 shares authorized;
11,277,200 (September 30, 2017) and 10,927,200 (Dec. 31, 2016) shares
issued and outstanding	243,515	208,515
Accumulated deficit	(214,488)	(168,846)
Total Stockholders' Equity	29,027	39,669
Total Liabilities and Stockholders' Equity	$353,483	$355,334

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Sales (net of returns)	$319,015	$236,059	$739,647	$695,697
Cost of goods sold	148,664	113,572	343,034	348,686
Gross profit	170,351	122,487	396,613	347,011

Operating expenses:
Salaries and wages	80,347	75,649	241,891	214,787
Professional Fees	4,851	6,054	36,751	24,378
Depreciation	14,421	17,125	51,720	40,281
Other selling, general and administrative	37,664	35,891	116,009	101,495
Total operating expenses	137,283	134,719	446,371	380,941

Income (loss) from operations	33,068	(12,232)	(49,758)	(33,930)

Other income (expense):
Interest expense	(1,186)	(1,258)	(3,660)	(3,156)
Gain on disposal of property and equipment	3,526	1,636	7,776	4,063
	2,340	378	4,116	907

Income (loss) before provision for income taxes	35,408	(11,854)	(45,642)	(33,023)
Provision for income tax	-	-	-	-

Net income (loss)	$35,408	$(11,854)	$(45,642)	$(33,023)

Net income (loss) per share (basic and fully diluted)	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	11,277,200	10,527,200	11,264,379	10,470,010

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2017	2016
Cash Flows From Operating Activities:
Net income (loss)	$(45,642)	$(33,023)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Gain on disposal of property and equipment	(7,776)	(4,063)
Depreciation	51,720	40,281
(Increase) decrease in accounts receivable	(24,756)	15,887
(Increase) in inventory	(3,806)	(5,252)
Decrease in accounts payable and accrued liabilities	22,699	13,426
Net cash provided by (used for) operating activities	(7,561)	27,256

Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	10,290	4,958
Purchases of property and equipment	(48,199)	(43,194)
Net cash (used for) investing activities	(37,909)	(38,236)

Cash Flows From Financing Activities:
Net payments on line of credit	(5,754)	(5,448)
Payments on long-term debt	(8,154)	(6,173)
Proceeds from sales of common stock.	35,000	50,000
Net cash provided by financing activities	21,092	38,379

Net Increase (Decrease) in Cash	(24,378)	27,399
Cash At The Beginning Of The Period	61,659	7,343

Cash At The End Of The Period	$37,281	$34,742

Schedule Of Non-Cash Investing And Financing Activities
Purchase of equipment with long-term debt	$-	$16,295

Supplemental Disclosure
Cash paid for interest	$(3,660)	$(3,156)
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three and nine months ended September 30, 2017 and 2016 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2016 audited financial statements.  The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the operating results for the full year.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of twelve months or less as cash equivalents.

Accounts receivable

The majority of the Company’s revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2017 and December 31, 2016, the Company has determined that no allowance for doubtful accounts is necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

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

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs during the nine months ended September 30, 2017 and 2016 of $5,215 and $4,149 respectively.

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

There were no potentially dilutive debt or equity instruments issued or outstanding during the nine months ended September 30, 2017 or 2016.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

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

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

NOTE 2.  PROPERTY AND EQUIPMENT

Fixed assets are comprised of office equipment, vehicles, and the wheelchair and hospital bed rental pool, which consists of wheelchairs and hospital beds rented to customers over the shorter of the 13-month rental period mandated by Medicaid and Medicare, or the period over which the customer requires use of the wheelchair or hospital bed.  At the end of the use period, the wheelchair or hospital bed is either returned to the pool to be rented to another customer, or title of the chair or bed is transferred to the customer.  Depreciation is computed over the estimated useful life of the assets, ranging from 13 months to 7 years, on the straight-line basis.  Depreciation expense for the nine months ended September 30, 2017 and 2016 was $51,720 and $40,281, respectively.  Accumulated depreciation totaled $87,184 and $76,197 at September 30, 2017 and December 31, 2016, respectively.

NOTE 3.  LINE OF CREDIT

At September 30, 2017 and December 31, 2016, the Company owed a bank $64,619 and $70,373 respectively, under a revolving line of credit. The line of credit is secured by all Company assets, is capped at $100,000, is due on demand, and bears interest at variable rates approximating 6% on average. Interest expense under the note approximated $3,336 and $2,250 during each of the nine months ended September 30, 2017 and 2016, respectively.  During the nine months ended September 30, 2017 and 2016, the Company made principal payments of $5,754 and $5,448, respectively.

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2017	December 31, 2016

3.53% installment note payable $352 monthly, including interest, through July 2019, collateralized by vehicle with carrying value of $4,078	$7,496	$10,426
3.79% installment note payable $299 monthly, including
interest, through July 2021, collateralized by vehicle with carrying value of $12,466	12,764	15,052

2.99% installment note payable $350 monthly, including interest, through August 2019, collateralized by vehicle with carrying value of $6,806	7,809	10,745
	28,069	36,223
Less principal due within one year	(10,973)	(10,918)

TOTAL LONG-TERM DEBT	$17,096	$25,305

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2017 and 2016 (Unaudited)

NOTE 5.  COMMON STOCK

On January 10, 2017 the Company issued 350,000 shares of its common stock at $.10 per share for total proceeds of $35,000 to unaffiliated individuals.

NOTE 6.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through September 2020 with monthly payments of approximately $2,292 plus costs.

Lease expense incurred for each of the nine months ended September 30, 2017 and 2016 was approximately $20,620. Subsequent to September 30, 2017, future minimum payments under the leases total approximately $75,625 including:  2017 (balance) $6,875, 2018 - $27,500, 2019 - $27,500, and 2020 - $13,750.

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2016.

Revenues for the three months ended September 30, 2017 were $319,015 as compared to the revenues of $236,059 for the three months ended September 30, 2016.  The 35% increase in sales is due to an increasing trend in powerchair sales.

Cost of goods sold for the three months ended September 30, 2017 were $148,664 as compared to cost of goods sold for the three months ended September 30, 2016 of $113,572.  The 31% increase in the latest three months is primarily due to the 35% increase in sales.

Operating expenses for the three months ended September 30, 2017 were $137,283 as compared to $134,719 for the three months ended September 30, 2016.  The 2% increase in operating expenses was primarily due to the 6% increase in salaries and wages which was offset in part by small decreases in professional fees and depreciation.

The net income for the three months ended September 30, 2017 was $35,408 as compared to a net loss of $11,854 for the three months ended September 30, 2016.  The reasons for the $47,262 improvement include the fact that the sales increased by $82,956 while the cost of good sold only increased by $35,092.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2016.

Revenues for the nine months ended September 30, 2017 were $739,647 as compared to the revenues of $695,697 for the nine months ended September 30, 2016.  The 6% increase in sales is primarily due to an increasing trend in power chair sales.

Cost of goods sold for the nine months ended September 30, 2017 were $343,034 as compared to cost of goods sold for the nine months ended September 30, 2016 of $348,686.  The 2% decrease in the latest nine month period was due to the net effect of a decrease in cost of enteral nutrition products and increase in the purchase of high-price items such as power chairs, scooters, power vehicle lifts, and manual lifts.

Operating expenses for the nine months ended September 30, 2017 were $446,371 as compared to $380,941 for the nine months ended September 30, 2016.  The 17% increase is due to the $27,104 increase in salaries and wages attributable to pay raises and the hiring of a sales representative during the third quarter of 2016, the $12,373 increase in professional fees incurred during the latest nine months for the audit of our December 31, 2016 financial statements and Form 10-K filing (we did not commence our December 31, 2015 audit until the second quarter of 2016), and the $14,514 increase in other general and administrative expenses comprised primarily of our new website development and outsourcing of our billing collections.

The net loss for the nine months ended September 30, 2017 was $45,642 as compared to a net loss of $33,023 for the nine months ended September 30, 2016.  The reason for the increased loss in the first nine months of 2017 was primarily the $65,430 increase in operating expenses discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2017, we had negative working capital of ($10,032) compared to working capital of $2,784 as of December 31, 2016.

Net cash (used for) operating activities during the nine months ended September 30, 2017 was ($7,561) as compared to net cash provided by operating activities in the nine months ended September 30, 2016 of $27,256.  The primary reason for the change in cash used for operating activities was the increase in the net loss from $33,023 in the nine months ended September 30, 2016 to a net loss of $45,642 in the latest nine-month period as explained previously.

Net cash used for investing activities during the nine months ended September 30, 2017 was $37,909 which included $48,199 used for the purchase of equipment.  In comparison, during the nine months ended September 30, 2016, the Company used $43,194 for the purchase of equipment.

Net cash provided by financing activities during the nine months ended September 30, 2017 was $21,092 as compared to $38,379 provided by financing activities in the nine months ended September 30, 2016.  The Company sold shares of its common stock during the nine months ended September 30, 2017 and 2016 to raise $35,000 and $50,000, respectively, to help pay for the costs associated with being a public company.  Minimal payments towards the Company’s line of credit and notes payable were also made during each of the nine-month periods ended September 30, 2017 and 2016.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: November 13, 2017	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: November 13, 2017	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)