Form 10-K
period 2017-12-31
Canfield Medical Supply, Inc.
filed 2018-04-02
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company," in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  ☐ Yes   ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $263,320.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 30, 2018, the registrant had 11,277,200 shares of common stock outstanding.

CANFIELD MEDICAL SUPPLY, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2017

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

We also participate in the Ohio Medicaid program.  Our agreement with the Ohio Department of Jobs and Family Services expires on July 31, 2020 at which time we must apply for a new agreement.

Our Business Strategy

We are attempting to grow our revenue and increase our market share in our primary market, which is the Mahoning Valley with an estimated population in excess of 900,000 persons.  In addition to continuing our marketing activities in the Mahoning Valley, we intend to enhance our website to cater to patients located both inside and outside of our primary market area who might be interested in looking for better prices on certain equipment or supplies.  These persons would not be buying products because of physician referrals or under their health insurance policies.  Instead, they would merely be buying products online and paying with a credit card.

In 2012, we submitted bids in Medicare's Round 2 of competitive bidding.  In addition to our local Youngstown-Warren market area, we also submitted bids in four additional Ohio markets of Akron, Columbus, Dayton and Toledo.  We won the bid for our local market area for wheel chairs, enteral tube feeding, and pressure reduction surfaces.  The next round of bidding has been postponed until the new administration in Washington D.C. decides on how they are going to proceed.

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

	December 31,
	2017	2016
Medicare	38%	39%
Medicaid	14%	13%
Private pay/private insurance	47%	45%
Other	1%	3%
Total	100%	100%

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

Organization and Operations

Organization.  Our only facility is our office/showroom located at 4120 Boardman-Canfield Road in Canfield, Ohio, about eight miles southwest of Youngstown, Ohio.  From this location we deliver our home healthcare products and services to patients in their homes and to other care sites using our delivery vehicles and our employees.

Payors.  We derive substantially all of our revenues from third-party payors, including private insurers, Medicare, Medicaid, and managed care organizations.  For the year ended December 31, 2017, approximately 52% of our net revenues were derived from Medicare and Medicaid.  Generally, each third-party payor has specific requirements, which must be met before claim submission will result in payment.  We have procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation.  Notwithstanding these measures, violation of these requirements may still occur and could result in the termination of a contract with a payor, the repayment of amounts previously received, or other potentially significant liability.  When the third-party payor is a governmental entity, violations of these requirements could subject us to civil, administrative, and criminal enforcement actions.  We are subject to periodic audits by Medicare and Medicaid, the results of which have not identified any violations by us of these governmental entities' claim submission requirements.

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

Self-pay Claims.  Approximately 9% of our business during the year ended December 31, 2017 was comprised of self-pay business.  This business represents persons who come into our store and purchase items not covered by insurance and patients who already may be purchasing something from us that is covered by insurance and they desire to purchase something additional that is not covered by insurance.  Some of these customers pay for their product at the time of purchase and we send or deliver invoices to the others.  These invoices request payment on receipt of the invoice.  We consider these receivables delinquent once they are 180 days late.  We rely on our past collection experience with other patients for similar or different products to determine if any of such receivables are still collectible.  At December 31, 2017, we determined that no allowance for such items was necessary.

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

Marketing

We market our products and services primarily to physicians, discharge planners for hospitals and rehab facilities, nursing services, companies that provide home care companions and aides, home health agencies, and case managers.  Our marketing is primarily done by our President who has developed relationships with many of the persons to whom we market in the course of his dealings with prior patients who purchased our products or services over the past 25 years that we have been in business.  Most of our marketing consists of face-to-face meetings and in-service education with the staff at facilities to which we provide services.  We also provide educational pamphlets and product specific brochures to go along with marketing materials such as pens, scratch pads, calendars, and prescription pads.

One of the marketing steps we have taken is to be accredited by The Joint Commission, which is a nationally recognized organization that develops standards for various healthcare industry segments and monitors compliance with those standards through voluntary surveys of participating providers.  We have been accredited by The Joint Commission since 2008, with on-site accreditation renewal every three years and online recertification every year.  As the home healthcare industry has grown and accreditation has become a mandatory requirement for Medicare DMEPOS providers, the need for objective quality measurements has increased.  Accreditation is also widely considered a prerequisite for entering into contracts with managed care organizations and is required for Medicare competitive bidding.  Because accreditation is expensive and time consuming, not all providers choose to undergo the process.

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

Website

We currently have a website which shows pictures of most of the products we sell with links to the manufacturers/suppliers of the products.  This allows viewers to obtain more information on the products.  The website is not designed to be used for online sales, and instead it is used more to show new or existing patients what products we can obtain and sell to them.  There is also no product pricing on the website.

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

Medicare and Medicaid Revenues.  In the years ended December 31, 2017 and 2016, approximately 52% and 52% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively.  No other third-party payor represented more than 10% of our total net revenues for the year ended December 31, 2017.  The majority of our revenues are derived from sales of equipment and supplies we sell to patients for patient care under fee-for-service arrangements.   Fee-for-service is a payment model where services are unbundled and paid for separately, and occurs when doctors and other health care providers receive a fee for each service, such as an office visit, test, or procedure.  Since most of the manufacturers of the products we sell do not provide direct patient care, our services primarily involve providing in-home-delivery, set-up, and maintenance of home medical equipment.  All of these services are included in our service under a single claim, and cannot be billed separately.  We do not have ongoing arrangements with patients or medical providers, other than rental agreements that we have for wheel chairs and hospital beds.

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

The impact of changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through December 31, 2017. We cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this "Government Regulation" section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates. However, given the recent significant increases in industry audit volume and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

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

False Claims. The federal False Claims Act imposes civil and criminal liability on individuals or entities that submit false or fraudulent claims for payment to the government. Violations of the federal civil False Claims Act may result in treble damages, civil monetary penalties, and exclusion from the Medicare, Medicaid, and other federally funded healthcare programs. If certain criteria are satisfied, the federal civil False Claims Act allows a private individual to bring a qui tam suit (i.e., whistleblower law suit) on behalf of the government and, if the case is successful, to share in any recovery. Federal False Claims Act suits brought directly by the government or private individuals against healthcare providers, like us, are increasingly common and are expected to continue to increase.

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

The elections since the passage of the Reform Package changed the composition of Congress and affected certain priorities related to healthcare. Congress is debating the potential to repeal or amend the Reform Package altogether. A number of other parties, including some State governments, are challenging the Reform Package, and we cannot predict the outcome of such challenges. Changes in the law or new interpretations of existing laws can have a substantial effect on permissible activities, the relative costs associated with doing business in the healthcare industry and the amount of reimbursement by governmental and other third-party payors. Also, the government has begun to promulgate the implementing of rules and regulations of the Reform Package, including additional requirements related to our business and that of our customers. Until those rules are more clearly understood, and due to uncertainties regarding the ultimate features of additional reform initiatives and their enactment and implementation over the next few years, we cannot predict which, if any, of such reform proposals will be adopted, or when they may be adopted, or that any such reforms will not have a material adverse effect on our results of operations, cash flow, capital resources, and liquidity.

Employees

As of December 31, 2017, we had four full-time and five part-time employees.  None of our employees were represented by a labor union or other labor organization.

Item 1A.   Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

Our offices are located at 4120 Boardman-Canfield Road, Canfield, Ohio 44406.  We rent our offices pursuant to a three-year lease extension which expires in June 2020.  Our monthly rent is approximately $2,700, plus costs.

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

The number of record holders of our common stock on December 31, 2017 was approximately 140.

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

Recent Sales of Unregistered Securities

In January 2017, the Company received from an independent investor net proceeds of $35,000 from the sale of 350,000 shares of no-par value common stock at $0.10 per share.

In March and December 2016, the Company received from independent investors net proceeds of $90,000 from the sale of 900,000 shares of no-par value common stock at $0.10 per share.

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

Results of Operation for the year ended December 31, 2017 as compared to the year ended December 31, 2016

Revenues for the year ended December 31, 2017 were $895,346 as compared to the revenues of $1,012,290 for the year ended December 31, 2016.  The decrease in sales is primarily due to the fact that a significant number of our tube feeding patients passed away, and our complex rehab powerchair sales decreased during the last two quarters of 2017.

Cost of goods sold for the year ended December 31, 2017 were $440,417 as compared to cost of goods sold for the year ended December 31, 2016 of $484,908.  The decrease in the latest year was due to the decrease in the sales volume, and as the sales volume decreased, the cost of goods sold proportionately decreased.

Operating expenses for the year ended December 31, 2017 were $612,133 as compared to $577,623 for the year ended December 31, 2016.  The increase in the latest one year period was primarily due to the net effect of a $21,151 increase in salaries and wages, a $25,891 decrease in professional fees, a $16,157 increase in depreciation expense, and a $26,474 increase in our selling, general and administrative fees.

The net loss for the year ended December 31, 2017 was $147,532 as compared to a net loss of $48,847 for the year ended December 31, 2016.  The primary reasons for the increase in our net loss were the increase in salaries and wages and the increase in selling, general and administrative fees, coupled with our decrease in revenues.

Liquidity and Capital Resources

As of December 31, 2017, we had a working capital deficit of $105,491 compared to working capital of $5,548 as of December 31, 2016.

Net cash used for operating activities during the year ended December 31, 2017 was $17,597 as compared to net cash provided by operating activities in the year ended December 31, 2016 of $32,113.  The primary reason for the change in our cash related to operating activities was in increase in our overall net loss for the year ended December 31, 2017.

Net cash used for investing activities during the year ended December 31, 2017 was $42,228 which represented $58,275 used for the purchase of equipment which was offset by $16,047 received from the sale of equipment as compared to net cash used for investing activities of $52,076 for the year ended December 31, 2016, which represented $58,423 used for the purchase of equipment and $6,347 received from the sale of equipment.

Net cash provided by financing activities during the year ended December 31, 2017 was $16,087 as compared to $74,279 provided by financing activities in the year ended December 31, 2016.  The Company sold shares of its common stock during the years ended December 31, 2017 and 2016 to raise $35,000 and $90,000, respectively, to help pay for the costs associated with being a public company.  The Company also paid $18,913 and $15,721 in debt principal during the years ended December 31, 2017 and 2016, respectively.

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

Use of Estimates

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

Accounts receivable

The majority of the Company's revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company has determined that at December 31, 2017 and 2016 no allowance for bad debts was necessary.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data.

CANFIELD MEDICAL SUPPLY, INC.
Financial Statements

TABLE OF CONTENTS

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-1

FINANCIAL STATEMENTS

Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders' Deficit	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7 - F-13

1438 N. HIGHWAY 89, STE. 120 FARMINGTON, UTAH 84025 PH (801) 447-9572 FAX (801) 447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Canfield Medical Supply, Inc.
Canfield, OH

Opinion on the Financial Statements
We have audited the accompanying balance sheet of Canfield Medical Supply, Inc. (the Company) as of December 31, 2017, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and the notes thereto (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has working capital and stockholders' equity deficits, which raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding these matters are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/:  Pinnacle Accountancy Group of Utah, PLLC
Pinnacle Accountancy Group of Utah, PLLC

We have served as the Company's auditor since 2018.
Farmington, UT
March 29, 2018

PRITCHETT,SILER & HARDY, P.C.
CERTIFIED PUBLIC ACCOUNTANTS
A PROFESSIONAL CORPORATION
515 S 400 E, STE 100
SALT LAKE CITY, UT 84111
_______________________________________________________________________________
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Canfield Medical Supply, Inc.
Canfield, Ohio

We have audited the accompanying balance sheet of Canfield Medical Supply, Inc. (the Company) as of December 31, 2016, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended.  The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

Farmington, Utah
March 27, 2017

CANFIELD MEDICAL SUPPLY, INC.
BALANCE SHEETS

	December 31,	December 31,
ASSETS	2017	2016

Current Assets
Cash	$17,921	$61,659
Accounts receivable	151,262	206,254
Inventory	25,209	25,231
Total Current Assets	194,392	293,144

Equipment, net of accumulated depreciation of $93,158 and $76,197	46,636	62,190
Total Assets	$241,028	$355,334

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$226,210	$209,069
Line of credit	62,378	70,373
Current portion of long-term debt	11,296	10,918
Total Current Liabilities	299,884	290,360

Long-term debt	14,009	25,305
Total Liabilities	313,893	315,665

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares
issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized;
11,277,200 (December 31, 2017) and 10,927,200 (December 31, 2016) shares
issued and outstanding	243,515	208,515
Accumulated deficit	(316,380)	(168,846)
Total Stockholders' Equity (Deficit)	(72,865)	39,669
Total Liabilities and Stockholders' Equity (Deficit)	$241,028	$355,334

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016

Sales (net of returns)	$895,346	$1,012,291
Cost of goods sold	440,417	484,908
Gross profit	454,929	527,383

Operating expenses:
Salaries and wages	319,519	298,368
Professional fees	58,167	87,198
Depreciation	71,917	55,760
Other selling, general and administrative	162,532	136,058
Total operating expenses	612,135	577,384

Income (loss) from operations	(157,206)	(50,001)

Other income (expense):
Interest expense	(4,463)	(4,671)
Gain on sale of fixed assets	14,135	5,826
Total other income (expense)	9,672	1,155

Income (loss) before provision for income taxes	(147,534)	(48,846)
Provision for income tax	-	-

Net income (loss)	$(147,534)	$(48,846)

Net income (loss) per share (basic and fully diluted)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding	11,267,611	10,484,113

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock (No Par)		Accumulated	Stockholders'
	Shares	Amount	Deficit	Equity (Deficit)

Balances at December 31, 2015	10,027,200	$118,515	$(120,000)	$(1,485)

Sales of common stock	900,000	90,000	-	90,000

Net income (loss) for the year	-	-	(48,846)	(48,846)

Balances at December 31, 2016	10,927,200	$208,515	$(168,846)	$39,669

Sales of common stock	350,000	35,000	-	35,000

Net income (loss) for the year	-	-	(147,534)	(147,534)

Balances at December 31, 2017	11,277,200	$243,515	$(316,380)	$(72,865)

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2017	2016

Cash Flows From Operating Activities:
Net income (loss)	$(147,534)	$(48,846)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Gain on disposal of fixed assets	(14,135)	(5,826)
Depreciation	71,917	55,760
Changes in current assets and liabilities
Decrease (Increase) in accounts receivable	54,992	(39,191)
Decrease (Increase) in inventory	22	(3,642)
Increase in accounts payable and accrued liabilities	17,141	73,858
Net cash provided by (used for) operating activities	(17,597)	32,113

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	16,047	6,348
Purchases of property and equipment	(58,275)	(58,424)
Net cash provided by (used for) investing activities	(42,228)	(52,076)

Cash Flows From Financing Activities:
Net payments on line of credit	(7,995)	(6,877)
Payments on long-term debt	(10,918)	(8,844)
Proceeds from sales of common stock.	35,000	90,000
Net cash provided by (used for) financing activities	16,087	74,279

Net Increase (Decrease) in Cash	(43,738)	54,316
Cash At The Beginning Of The Period	61,659	7,343
Cash At The End Of The Period	$17,921	$61,659

Schedule Of Non-Cash Investing And Financing Activities
Purchase of equipment with long-term debt	$-	$16,295

Supplemental Disclosure
Cash paid for interest	$4,463	$4,671
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2017 and 2016

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

Accounts receivable

The majority of the Company's revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company has determined that at December 31, 2017 and 2016 no allowance for bad debts was necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Inventory

The Company carries inventory of durable medical equipment and medical supplies for resale.  Inventory is stated at cost and accounted for on a first–in first-out basis.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2017 and 2016

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

The Company's primary source of revenue is reimbursement from Medicare, Medicaid, and private insurance companies for the procurement and sale of medical equipment and supplies to patients.  The amount of revenue earned from each classification as a percent of total revenues is as follows:

	December 31,
	2017	2016
Medicare	38%	39%
Medicaid	14%	13%
Private pay/private insurance	47%	45%
Other	1%	3%
Total	100%	100%

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs in 2017 and 2016 of $7,074 and $4,912, respectively.

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
December 31, 2017 and 2016

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

The Company has evaluated Staff Accounting Bulletin No. 118 regarding the impact of the decreased tax rates of the Tax Cuts & Jobs Act, and have presented the Federal tax provision, deferred tax asset, and valuation allowance using the new rates adjusted in the period of enactment.  At December 31, 2017 and 2016 the Company had net operating loss carryforwards (NOL's) of approximately $220,000 and $70,000 respectively, which may be applied against future taxable income and which expire beginning in 2034.  However, if certain substantial changes in the Company's ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards that can be utilized.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect (2017: 26% - 21% federal and 5% state; 2016: 35% - 30% federal and 5% state) of the loss carryforwards of approximately $57,200 and $24,500 at December 31, 2017 and 2016, respectively, and therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in valuation allowance is approximately $32,700 and $17,150 for the periods ended December 31, 2017 and 2016, respectively.  The tax effect of remaining NOL's and resulting deferred tax assets of $220,000 remain fully reserved by valuation allowance, due to continued uncertainty as to their utilization.

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

There were no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2017 or 2016.

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

The Company receives a significant amount of its revenues in reimbursements from Medicare and Medicaid.  During the years ended December 31, 2017 and 2016, the Company received 52% and 52%, respectively, of its net revenues from Medicare and Medicaid.  The Company is able to obtain reimbursements through competitive bidding processes, and there is no guarantee that the Company will be selected as a winning contract supplier under future bidding rounds.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2017 and 2016

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

Other selling, general and administrative expenses

Other selling, general and administrative expenses included the following:

	December 31,
	2017	2016
Rent	$27,497	$27,492
Office expenses	54,382	43,107
Other SG&A	80,653	65,459
Total	162,532	136,058

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 2.  EQUIPMENT

Property and equipment are recorded at cost and consist of the following:

	December 31,
	2017	2017

Office equipment	$2,934	$2,934
Vehicles	58,577	58,577
Wheelchair rental pool	78,283	76,876
Total property and equipment	139,794	138,387
Accumulated depreciation	(93,158)	(76,197)
Net property and equipment	$46,636	$62,190

Depreciation is computed using the straight-line method based upon estimated useful lives as follows:

Office equipment	7 yeas
Vehicles	5 years
Wheelchair rental pool	13 months

Depreciation expense for 2017 and 2016 was $71,917 and $55,760, respectively.

The wheelchair rental pool consists of wheelchairs rented to customers over the shorter of the 13 month use period as mandated by Medicare and Medicaid, or the period over which the customer requires use of a wheelchair.  At the end of the use period, the chair is either returned to the pool to be rented to another customer, or title of the chair is transferred to the customer.

NOTE 3.  LINE OF CREDIT

At December 31, 2017 and 2016, the Company owed a bank $62,378 and $70,373, respectively, under a line of credit note payable. The line of credit is secured by all Company assets, due on demand, and bears interest at variable rates approximating 4%. Interest expense under the note in 2017 and 2016 was $4,001 and $3,597, respectively.  During 2017 and 2016, the Company made net principal payments of $7,995 and $6,877, respectively.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2017	2016

3.53% installment note payable $352 monthly, including interest, through July 2019, collateralized by vehicle with carrying value of $2,936 and $7,503, respectively	$6,502	$10,426

2.99% installment note payable $350 monthly, including interest, through August 2019, collateralized by vehicle with carrying value of $5,834 and $9,723, respectively	6,816	10,745

3.79% installment note payable $299 monthly, including interest, through July 2021, collateralized by vehicle with carrying value of $11,732 and $14,665, respectively	11,987	15,052
	25,305	36,223
Less principal due within one year	(11,296)	(10,918)
TOTAL LONG-TERM DEBT	$14,009	$25,305

Principal payments due on long-term debt subsequent to December 31, 2017, are as follows:
2018	$11,296
2019	8,511
2020	3,434
2021	2,064
2022	-
TOTAL	$25,305

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2017 and 2016

NOTE 5.  COMMON STOCK

In January 2017, the Company received net proceeds of $35,000 from the sale of 350,000 shares of no-par value common stock at $0.10 per share.

In March and December 2016, the Company received net proceeds of $90,000 from the sale of 900,000 shares of no-par value common stock at $0.10 per share.

NOTE 6.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through September 2020 with monthly payments of approximately $2,292 plus costs.

Lease expense incurred in each of the years ended 2017 and 2016 was approximately $33,000, which is comprised of approximately $27,500 in rent and $5,500 in common area maintenance. Subsequent to December 31, 2017, future minimum rent payments under the leases total approximately $68,750 including:  2018 - $27,500, 2019 - $27,500, and 2020 - $13,750 plus common area maintenance fees.

NOTE 7.  GOING CONCERN

The Company has suffered losses from operations and has working capital and stockholders' deficits. In all likelihood, the Company will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 8.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and determined that there are no reportable subsequent events.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 11, 2016, the Company engaged Pritchett, Siler & Hardy, PC, as its independent registered public accounting firm.  On January 22, 2018, the Company dismissed Pritchett, Siler & Hardy, PC as its independent registered accounting firm and engaged Heaton & Company, PLLC, dba Pinnacle Accountancy Group of Utah, as its new independent registered accounting firm.

Item 9A.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive and Financial Officers of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive and Financial Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our Principal Executive and Financial Officers and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Principal Executive and Financial Officers evaluated the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework (2013). Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)

Michael J. West 4120 Boardman-Canfield Road Canfield, OH 44406	63	President, Chief Executive Officer and Director

Stephen H. West 16325 E. Dorado Ave. Centennial, CO 80045	62	Chief Financial Officer, Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2017, and certain written representations, no persons who were either a director, executive officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2017.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total($)

Michael West	2017	$78,050	-	-	-	-	-	-	$78,050
	2016	$88,000	-	-	-	-	-	-	$88,000

Steve West	2017	$-	-	-	-	-	-	-	$-
	2016	$-	-	-	-	-	-	-	$-

We currently pay our President a salary of approximately $1,500 per week and we intend to continue this during the next twelve months.  Our Chief Financial Officer is not paid a salary.  We do not have employment agreements with either of our executive officers.

Directors Compensation

Our directors have not been paid any compensation for serving as Directors of the Company and there are no present plans or understandings with respect to future compensation.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards on December 31, 2017.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 30, 2018, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Executive Officers named in the Summary Compensation Table, and (iv) all of our Officers and Directors as a Group:

Name and Address of Beneficial Owner	Beneficial Ownership(1)(2)	Approximate Percent Owned

Michael J. West 4120 Boardman-Canfield Road Canfield, OH 44406	8,344,000	74.0%

Stephen H. West 16325 East Dorado Avenue Centennial, CO 80015	300,000	2.7%

All Officers and Directors as a group (2 persons)	8,644,000	76.7%

(1)	This table is based upon 11,277,200 shares of common stock issued and outstanding as of March 30, 2018.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

Item 13.   Certain Relationships and Related Transactions and Director Independence.

None

Item 14.   Principal Accounting Fees and Services.

Approval of Services

Pending establishment of an audit committee, the Board of Directors pre-approves all engagements for audit and non-audit services provided by the Company's principal accounting firm. Pritchett, Siler & Hardy, PC was our principal accountant between January 11, 2016 and January 22, 2018, and audited our financial statements for the years ended December 31, 2016, 2015, and 2014.  On January 22, 2018, we engaged Pinnacle Accountancy Group of Utah, a dba of Heaton & Company, PLLC, as our new independent registered accounting firm.
Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for professional services rendered by our former principal accounting firm, Pritchett, Siler & Hardy, P.C., for the audit of the financial statements included in Form 10-K, and for the review of the interim condensed financial statements included in Form 10-Q, were approximately $31,442 and $54,000, respectively.

Audit Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for audit related services rendered by our former principal accounting firm, Pritchett, Siler & Hardy, P.C., were approximately $0 and $0, respectively.

Tax Compliance/Preparation Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for professional services rendered by our former principal accounting firm, Pritchett, Siler & Hardy, P.C., for tax compliance, tax advice, and tax planning were approximately $0 and $0, respectively. Tax compliance services include the preparation of income tax returns filed with the Internal Revenue Service. Tax advice and planning services included assistance with implementation of tax planning strategies and consultation on other tax matters.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2017 and 2016 for all other professional services rendered by our former principal accounting firm, Pritchett, Siler & Hardy, P.C., were approximately $0 and $0, respectively. Other services consisted of assistance with the interpretation of new accounting standards and other related services.

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

CANFIELD MEDICAL SUPPLY, INC. (Registrant)

Date: April 2, 2018	By: /s/ Michael J. West
Name: Michael J. West Title: President and CEO (Principal Executive Officer)

Date: April 2, 2018	By: /s/ Stephen H. West
Name: Stephen H. West Title: Chief Financial Officer, (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Name	Title	Date

/s/ Michael J. West	President, CEO (Principal Executive Officer) and Director	April 2, 2018
Michael J. West

/s/ Stephen H. West	Chief Financial Officer (Principal Financial and Principal Accounting Officer) and Director	April 2, 2018
Stephen H. West

EXHIBIT INDEX

Exhibit Number	Description

Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with Form S-1 filed with the SEC on July 12, 2012)

3.2	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form S-1 filed with the SEC on July 12, 2012)

31.1	Certification by CEO (filed herewith electronically)

31.2	Certification by CFO (filed herewith electronically)

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

101	XBRL