Form 10-Q
period 2018-03-31
Canfield Medical Supply, Inc.
filed 2018-05-15
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days..
☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of May 15, 2018, there were 11,277,200 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
	March 31,	December 31,
ASSETS	2018	2017

Current Assets
Cash	$30,208	$17,921
Accounts receivable, net	248,354	151,262
Inventory	34,875	25,209
Total Current Assets	313,437	194,392

Equipment, net of accumulated depreciation of $87,577 and $93,158	46,615	46,636

Total Assets	$360,052	$241,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$330,218	$226,210
Line of credit	60,525	62,378
Current portion of long-term debt	11,043	11,296
Total Current Liabilities	401,786	299,884

Long-term debt	11,123	14,009

Total Liabilities	412,909	313,893

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares	-	-
issued and outstanding
Common stock, no par value; 100,000,000 shares authorized;
11,277,200 shares issued and outstanding	243,515	243,515

Accumulated deficit	(296,372)	(316,380)
Total Stockholders' Equity (Deficit)	(52,857)	(72,865)
Total Liabilities and Stockholders' Equity (Deficit)	$360,052	$241,028

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2018	March 31, 2017

Sales (net of returns)	$344,624	$210,060
Cost of goods sold	170,176	105,521
Gross profit	174,448	104,539

Operating expenses:
Salaries and wages	71,767	82,535
Professional fees	31,265	27,205
Depreciation	12,633	13,469
Other selling, general and administrative	42,830	42,570
Total operating expenses	158,495	165,779

Income (loss) from operations	15,953	(61,240)

Other income (expense):
Interest expense	(1,194)	(2,282)
Gain on sale of fixed assets	5,249	1,604
Total other income (expense)	4,055	(678)

Income (loss) before provision for income taxes	20,008	(61,918)
Provision for income tax	-	-

Net income (loss)	$20,008	$(61,918)

Net income (loss) per share (basic and fully diluted)	$0.00	$(0.01)

Weighted average number of common shares outstanding	11,277,200	11,238,311

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended	Three months ended
	March 31, 2018	March 31, 2017
Cash Flows From Operating Activities:
Net income (loss)	$20,008	$(61,918)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Gain on sale of fixed assets	(5,249)	(1,604)
Depreciation	12,633	13,469
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(97,092)	29,071
(Increase) in inventory	(9,666)	(9,319)
Increase (decrease) in accounts payable and accrued liabilities	104,008	(7,933)
Net cash provided by (used for) operating activities	24,642	(38,234)

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	5,389	3,171
Purchases of fixed assets	(12,752)	(16,379)
Net cash (used for) investing activities	(7,363)	(13,208)

Cash Flows From Financing Activities:
Net payments on line of credit	(1,853)	(2,090)
Payments on long-term debt	(3,139)	(2,696)
Proceeds from sales of common stock.	-	35,000
Net cash provided by (used for) financing activities	(4,992)	30,214

Net Increase (Decrease) in Cash	12,287	(21,228)
Cash At The Beginning Of The Period	17,921	61,659

Cash At The End Of The Period	$30,208	$40,431

Schedule Of Non-Cash Investing And Financing Activities	$-	$-

Supplemental Disclosure
Cash paid for interest	$1,194	$2,282
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Canfield Medical Supply, Inc. (the “Company”), was incorporated in the State of Ohio on March 3, 1992, and changed domicile to Colorado on April 18, 2012. The Company is in the business of home health services, primarily the selling of durable medical equipment and medical supplies to the public, nursing homes, hospitals, and other end users.

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three months ended March 31, 2018 and 2017 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements.  The results of operations for the periods ended March 31, 2018 and 2017 are not necessarily indicative of the operating results for the full year.

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

Accounts receivable

The majority of the Company’s revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2018 and December 31, 2017, the Company has determined that no allowance for doubtful accounts is necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Inventory

The Company carries inventory of durable medical equipment and medical supplies for resale.  Inventory is accounted for on a first–in first-out basis.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs during the three months ended March 31, 2018 and 2017 of $4,293 and $4,418 respectively.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740, deferred taxes are provided for using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  The Company has not recorded a tax provision, as the Company has experienced accumulated losses and the current quarter income is not indicative of expected taxable losses for the year ended December 31, 2018.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive (such as during periods when the Company is experiencing net losses), as their inclusion would increase the earnings or decrease loss per share.

There were no potentially dilutive debt or equity instruments issued or outstanding during the three months ended March 31, 2018 or 2017.

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

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

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

NOTE 2.  EQUIPMENT

Fixed assets are comprised of office equipment, vehicles, and the wheelchair and hospital bed rental pool, which consists of wheelchairs and hospital beds rented to customers over the shorter of the 13-month rental period mandated by Medicaid and Medicare, or the period over which the customer requires use of the wheelchair or hospital bed.  At the end of the use period, the wheelchair or hospital bed is either returned to the pool to be rented to another customer, or title of the chair or bed is transferred to the customer.  Depreciation is computed over the estimated useful life of the assets, ranging from 13 months to 7 years, on the straight-line basis.  Depreciation expense for the three months ended March 31, 2018 and 2017 was $12,633 and $13,469, respectively.  Accumulated depreciation totaled $87,577 and $93,158 at March 31, 2018 and December 31, 2017, respectively.

NOTE 3.  LINE OF CREDIT

At March 31, 2018 and December 31, 2017, the Company owed a bank $60,525 and $62,378 respectively, under a revolving line of credit. The line of credit is secured by all Company assets, is capped at $100,000, is due on demand, and bears interest at variable rates approximating 6% on average. Interest expense under the note approximated $980 and $974 during each of the three months ended March 31, 2018 and 2017, respectively.  During the three months ended March 31, 2018 and 2017, the Company made net principal payments of $1,853 and $2,090, respectively.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following vehicle loans, each of which is collateralized by its underlying financed vehicle:

	March 31, 2018	December 31, 2017

3.53% installment note payable $352 monthly, including interest, through July 2019	$5,500	$6,502

3.79% installment note payable $299 monthly, including
interest, through July 2021	11,201	11,987

2.99% installment note payable $350 monthly, including interest, through August 2019	5,465	6,816
	22,166	25,305

Less principal due within one year	(11,043)	(11,296)

TOTAL LONG-TERM DEBT	$11,123	$14,009

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2018 and 2017 (Unaudited)

NOTE 5.  COMMON STOCK

On January 10, 2017 the Company issued 350,000 shares of its common stock at $.10 per share for total proceeds of $35,000 to unaffiliated individuals.

NOTE 6.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through September 2020 with monthly payments of approximately $2,292 plus costs.

Lease expense incurred for each of the three months ended March 31, 2018 and 2017 was approximately $6,900. Subsequent to March 31, 2018, future minimum payments under the leases total approximately $61,850 including:  2018 - $20,600, 2019 - $27,500, and 2020 - $13,750.

NOTE 7.  GOING CONCERN

The Company has suffered cumulative losses from operations (current quarter net income is not indicative of expected net losses for the year ended December 31, 2018) and has working capital and stockholders’ equity deficits. In all likelihood, the Company will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

BUSINESS OVERVIEW

We provide services to the rehabilitation market, which consists primarily of home medical equipment and supplies.  More than 50% of our revenues is derived from the sale and rental of durable home medical equipment including such items as wheeled walkers, manual and power wheelchairs, hospital beds, ramps, bedside commodes, and miscellaneous bathroom equipment.  The balance of our revenue is from the sale of various home medical supplies including diabetic testing, incontinence, ostomy, wound care, and catheter care.  Our emphasis is on helping patients with mobility related limitations, but our overall business is aimed at helping patients remain in their homes instead of having to go to hospitals, rehab centers and other similar facilities.  Most of the equipment and supplies that we sell are prescribed by a physician as part of an overall care plan.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2018 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017.

Revenues for the three months ended March 31, 2018 were $344,624 as compared to the revenues of $210,060 for the three months ended March 31, 2017.  The $134,564 increase in sales is due to a very significant increase in the number of expensive complex rehab powerchairs sold as well as custom manual wheelchairs sold.

Cost of goods sold for the three months ended March 31, 2018 were $170,176 as compared to cost of goods sold for the three months ended March 31, 2017 of $105,521.  The increase in cost of goods sold for the three month period ended March 31, 2018 is primarily due to our increased sales, and as our sales increased, our cost for those sales correspondingly increased.

Operating expenses for the three months ended March 31, 2018 were $158,495 as compared to $165,779 for the three months ended March 31, 2017.  The decrease in operating expenses was primarily due to a decrease in salaries and wages during the three month period ended March 31, 2018, as the Company’s administrative staff was reduced by the one employee who resigned to take employment elsewhere at the end of 2017 and she has not been replaced at this point in time.

The net income for the three months ended March 31, 2018 was $20,008 as compared to a net loss of $61,918 for the three months ended March 31, 2017.  The reasons for the $81,926 improvement include the fact that revenues increased by $134,564, while our operating expenses decreased slightly by $7,284 during the period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2018, we had total assets of $360,052, and as of December 31, 2017, we had total assets of $241,028.

Net cash provided by operating activities during the three months ended March 31, 2018 was $24,642 as compared to net cash (used for) operating activities in the three months ended March 31, 2017 of ($38,234).  The primary reason for the change in cash used for operating activities was the change from a net loss of $61,918 to a net income of $20,008 in the latest three-month period as explained previously.

Net cash used for investing activities during the three months ended March 31, 2018 was $7,363, which included $12,752 used for the purchase of equipment.  In comparison, during the three months ended March 31, 2017, the net cash used for investing activities was $13,208, which included $16,379 for the purchase of equipment.

Net cash (used for) financing activities during the three months ended March 31, 2018 was ($4,992) as compared to $30,214 provided by financing activities in the three months ended March 31, 2017.  The Company sold shares of its common stock during the three months ended March 31, 2017 to raise $35,000, to help pay for the costs associated with being a public company.  Payments of $1,853 and $3,139 were made towards the Company’s line of credit and notes payable, respectively, during the three months ended March 31, 2018.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: May 15, 2018	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)