Form 10-Q
period 2018-06-30
Canfield Medical Supply, Inc.
filed 2018-08-20
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of August 16, 2018, there were 11,277,200 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
ASSETS	2018	2017

Current Assets
Cash	$33,298	$17,921
Accounts receivable, net	226,350	151,262
Inventory	34,698	25,209
Total Current Assets	294,346	194,392

Equipment, net of accumulated depreciation of $92,674 and $93,158	40,871	46,636

Total Assets	$335,217	$241,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$241,934	$226,210
Line of credit	58,728	62,378
Current portion of long-term debt	10,442	11,296
Total Current Liabilities	311,104	299,884

Long-term debt	9,262	14,009

Total Liabilities	320,366	313,893

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares	-	-
issued and outstanding
Common stock, no par value; 100,000,000 shares authorized;
11,277,200 shares issued and outstanding	243,515	243,515

Accumulated deficit	(228,664)	(316,380)
Total Stockholders' Equity (Deficit)	14,851	(72,865)
Total Liabilities and Stockholders' Equity (Deficit)	$335,217	$241,028

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2018	June 30,2017	June 30, 2018	June 30, 2017

Sales (net of returns)	$354,765	$210,572	$699,389	$420,632
Cost of goods sold	147,035	88,849	317,211	194,370
Gross profit	207,730	121,723	382,178	226,262

Operating expenses:
Salaries and wages	75,393	79,009	147,160	161,544
Professional fees	8,665	4,695	39,930	31,900
Depreciation	17,742	23,830	30,375	37,299
Other selling, general and administrative	37,449	35,775	80,279	78,345
	139,249	143,309	297,744	309,088

Income (loss) from operations	68,481	(21,586)	84,434	(82,826)

Other income (expense):
Interest expense	(1,250)	(192)	(2,444)	(2,474)
Gain on sale of fixed assets	477	2,646	5,726	4,250
	(773)	2,454	3,282	1,776

Income (loss) before provision for income taxes	67,708	(19,132)	87,716	(81,050)
Provision for income tax	-	-	-	-

Net income (loss)	$67,708	$(19,132)	$87,716	$(81,050)

Net income (loss) per share (basic and fully diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	11,277,200	11,277,200	11,277,200	11,257,863

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six months ended	Six months ended
	June 30, 2018	June 30, 2017
Cash Flows From Operating Activities:
Net income (loss)	$87,716	$(81,050)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Gain on sale of fixed assets	(5,726)	(4,250)
Depreciation	30,375	37,299
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(75,088)	23,350
(Increase) in inventory	(9,489)	(12,331)
Increase (decrease) in accounts payable and accrued liabilities	15,724	(8,739)
Net cash provided by (used for) operating activities	43,512	(45,721)

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	6,474	6,218
Purchases of fixed assets	(25,358)	(38,066)
Net cash (used for) investing activities	(18,884)	(31,848)

Cash Flows From Financing Activities:
Net payments on line of credit	(3,650)	(4,118)
Payments on long-term debt	(5,601)	(5,413)
Proceeds from sales of common stock.	-	35,000
Net cash provided by (used for) financing activities	(9,251)	25,469

Net Increase (Decrease) in Cash	15,377	(52,100)
Cash At The Beginning Of The Period	17,921	61,659

Cash At The End Of The Period	$33,298	$9,559

Schedule Of Non-Cash Investing And Financing Activities	$-	$-

Supplemental Disclosure
Cash paid for interest	$2,444	$2,474
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the six months ended June 30, 2018 and 2017 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements.  The results of operations for the periods ended June 30, 2018 and 2017 are not necessarily indicative of the operating results for the full year.

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

Accounts receivable

The majority of the Company’s revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At June 30, 2018 and December 31, 2017, the Company has determined that no allowance for doubtful accounts is necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Inventory

The Company carries inventory of durable medical equipment and medical supplies for resale.  Inventory is accounted for on a first–in first-out basis.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue by applying the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

The Company evaluated the impact on the financial statements and there would have been no impact on the financial statements as a result of adopting ASC 606 for the six months ending June 30, 2018 or June 30, 2017.

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

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs during the six months ended June 30, 2018 and 2017 of $8,637 and $4,391 respectively.

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

The Company has prior Net Operating Losses (NOL’s) of approximately $220,000 available to offset taxable income in current periods, and accordingly has estimated that it will utilize certain of these NOL’s to offset taxable income at December 31, 2018.  The reduction in previously-reserved deferred tax assets resulting from the NOL's will be offset by a corresponding reduction in the valuation allowance.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

There were no potentially dilutive debt or equity instruments issued or outstanding during the six months ended June 30, 2018 or 2017.

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

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

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

NOTE 2.  EQUIPMENT

Fixed assets are comprised of office equipment, vehicles, and the wheelchair and hospital bed rental pool, which consists of wheelchairs and hospital beds rented to customers over the shorter of the 13-month rental period mandated by Medicaid and Medicare, or the period over which the customer requires use of the wheelchair or hospital bed.  At the end of the use period, the wheelchair or hospital bed is either returned to the pool to be rented to another customer, or title of the chair or bed is transferred to the customer.  Depreciation is computed over the estimated useful life of the assets, ranging from 13 months to 7 years, on the straight-line basis.  Depreciation expense for the six months ended June 30, 2018 and 2017 was $30,375 and $37,299, respectively.  Accumulated depreciation totaled $92,674 and $93,158 at June 30, 2018 and December 31, 2017, respectively.

NOTE 3.  LINE OF CREDIT

At June 30, 2018 and December 31, 2017, the Company owed a bank $58,278 and $62,378 respectively, under a revolving line of credit. The line of credit is secured by all Company assets, is capped at $100,000, is due on demand, and bears interest at variable rates approximating 6% on average. Interest expense under the note approximated $1,988 and $1,982 during each of the six months ended June 30, 2018 and 2017, respectively.  During the six months ended June 30, 2018 and 2017, the Company made principal payments of $3,650 and $4,118, respectively.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following vehicle loans, each of which is collateralized by its underlying financed vehicle:

	June 30, 2018	December 31, 2017

3.53% installment note payable $352 monthly, including interest, through July 2019	$4,488	$6,502
3.79% installment note payable $299 monthly, including
interest, through July 2021	10,410	11,987

2.99% installment note payable $350 monthly, including interest, through August 2019	4,806	6,816
	19,704	25,305

Less principal due within one year	(10,442)	(11,296)

TOTAL LONG-TERM DEBT	$9,262	$14,009

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended June 30, 2018 and 2017 (Unaudited)

NOTE 5.  COMMON STOCK

On January 10, 2017 the Company issued 350,000 shares of its common stock at $.10 per share for total proceeds of $35,000 to unaffiliated individuals.

NOTE 6.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through September 2020 with monthly payments of approximately $2,292 plus costs.

Lease expense incurred for each of the six months ended June 30, 2018 and 2017 was approximately $13,800. Subsequent to June 30, 2018, future minimum payments under the leases total approximately $54,950 including:  2018 - $13,700, 2019 - $27,500, and 2020 - $13,750.

NOTE 7.  GOING CONCERN

The Company has suffered cumulative losses from operations and has working capital and stockholders’ equity deficits. In all likelihood, the Company will be required to make significant future expenditures in connection with marketing efforts along with general administrative expenses. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2018 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2017.

Revenues for the three months ended June 30, 2018 were $354,765 as compared to the revenues of $210,572 for the three months ended June 30, 2017.  The $144,193 increase in sales is due to a significant increase in the number of expensive complex rehab powerchairs sold as well as custom manual wheelchairs sold.  Cost of goods sold for the three months ended June 30, 2018 were $147,035 as compared to cost of goods sold for the three months ended June 30, 2017 of $88,849.  The $58,186 increase in cost of goods sold for the three month period ended June 30, 2018 is primarily due to our increased sales, and as our sales increased, our cost for those sales correspondingly increased.

Operating expenses for the three months ended June 30, 2018 of $139,249 remained fairly consistent as compared to $143,309 for the three months ended June 30, 2017.The net income for the three months ended June 30, 2018 was $67,708 as compared to a net loss of $19,132 for the three months ended June 30, 2017.  The reason for the $86,840 improvement include the fact that revenues increased by $144,193 during the period.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2018 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2017.

Revenues for the six months ended June 30, 2018 were $699,389 as compared to the revenues of $420,632 for the six months ended June 30, 2017.  The $278,757 increase in sales is due to a significant increase in the number of expensive complex rehab powerchairs sold as well as custom manual wheelchairs sold.  Cost of goods sold for the six months ended June 30, 2018 were $317,211 as compared to cost of goods sold for the six months ended June 30, 2017 of $194,370.  The $122,841 increase in cost of goods sold for the six month period ended June 30, 2018 is primarily due to our increased sales, and as our sales increased, our cost for those sales correspondingly increased.

Operating expenses for the six months ended June 30, 2018 were $297,745 as compared to $309,088 for the six months ended June 30, 2017.  The $11,343 decrease in operating expenses during the period was primarily due to a $14,384 decrease in salaries and wages as the company’s administrative staff was reduced by one employee.  The net income for the six months ended June 30, 2018 was $87,716 as compared to a net loss of $81,050 for the six months ended June 30, 2017.  The reasons for the $168,766 improvement include the fact that revenues increased by $278,757 during the period, while our operating expenses decreased.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2018, we had total assets of $335,217, and as of December 31, 2017, we had total assets of $241,028.

Net cash provided by operating activities during the six months ended June 30, 2018 was $43,512 as compared to net cash (used for) operating activities in the six months ended June 30, 2017 of ($45,721).  The primary reason for the change in cash used for operating activities was the change from a net loss of ($81,050) to a net income of $87,716 in the latest six-month period as explained previously.

Net cash used for investing activities during the six months ended June 30, 2018 was $18,884, which included $25,358 used for the purchase of equipment.  In comparison, during the six months ended June 30, 2017, the net cash used for investing activities was $31,848, which included $38,066 for the purchase of equipment.

Net cash (used for) financing activities during the six months ended June 30, 2018 was ($9,251) as compared to $25,469 provided by financing activities in the six months ended June 30, 2017.  The Company sold shares of its common stock during the six months ended June 30, 2017 to raise $35,000, to help pay for the costs associated with being a public company.  Payments of $3,650 and $5,601 were made towards the Company’s line of credit and notes payable, respectively, during the six months ended June 30, 2018.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: August 20, 2018	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: August 20, 2018	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)