Form 10-Q
period 2018-09-30
Canfield Medical Supply, Inc.
filed 2018-11-14
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
☒ Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
☒ Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes   ☒  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of November 12 2018, there were 11,477,200 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
ASSETS	2018	2017

Current Assets
Cash	$21,680	$17,921
Accounts receivable, net	267,900	151,262
Inventory	17,444	25,209
Total Current Assets	307,024	194,392

Equipment, net of accumulated depreciation of $102,009 and $93,158	43,678	46,636

Total Assets	$350,702	$241,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$265,262	$226,210
Line of credit	56,983	62,378
Current portion of long-term debt	10,265	11,296
Total Current Liabilities	332,510	299,884

Long-term debt, net of current portion	6,335	14,009

Total Liabilities	338,845	313,893

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares	-	-
issued and outstanding
Common stock, no par value; 100,000,000 shares authorized;
11,477,200 and 11,277,200 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	245,515	243,515

Accumulated deficit	(233,658)	(316,380)
Total Stockholders' Equity (Deficit)	11,857	(72,865)
Total Liabilities and Stockholders' Equity (Deficit)	$350,702	$241,028

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Sales (net of returns)	$312,988	$319,015	$1,012,377	$739,647
Cost of goods sold	147,911	148,664	465,122	343,034
Gross profit	165,077	170,351	547,255	396,613

Operating expenses:
Salaries and wages	81,795	80,347	228,955	241,891
Professional fees	8,695	4,851	48,625	36,751
Depreciation	14,554	14,421	44,929	51,720
Other selling, general and administrative	62,242	37,664	142,521	116,009
	167,286	137,283	465,030	446,371

Income (loss) from operations	(2,209)	33,068	82,225	(49,758)

Other income (expense):
Interest expense	(1,501)	(1,186)	(3,945)	(3,660)
Gain (loss) on sale of equipment	(1,284)	3,526	4,442	7,776
	(2,785)	2,340	497	4,116

Income (loss) before provision for income taxes	(4,994)	35,408	82,722	(45,642)
Provision for income tax	-	-	-	-

Net income (loss)	$(4,994)	$35,408	82,722	$(45,642)

Net income (loss) per share (basic and fully diluted)	$(0.00)	$0.00	$0.01	$(0.00)

Weighted average number of common shares outstanding	11,433,722	11,227,200	11,329,947	11,264,379

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2018	September 30, 2017
Cash Flows From Operating Activities:
Net income (loss)	$82,722	$(45,642)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Gain on sale of equipment	(4,442)	(7,776)
Depreciation	44,929	51,720
Changes in operating assets and liabilities:
Decrease in accounts receivable	(116,638)	(24,756)
(Increase) in inventory	7,765	(3,806)
Increase in accounts payable and accrued liabilities	39,053	22,699
Net cash provided by (used for) operating activities	53,389	(7,561)

Cash Flows From Investing Activities:
Proceeds from sale of equipment	7,359	10,290
Purchases of equipment	(44,889)	(48,199)
Net cash used for investing activities	(37,530)	(37,909)

Cash Flows From Financing Activities:
Net payments on line of credit	(5,395)	(5,754)
Payments on long-term debt	(8,705)	(8,154)
Proceeds from sales of common stock.	2,000	35,000
Net cash provided by (used for) financing activities	(12,100)	21,092

Net Increase (Decrease) in Cash	3,759	(24,378)
Cash At The Beginning Of The Period	17,921	61,659

Cash At The End Of The Period	$21,680	$37,281

Schedule Of Non-Cash Investing And Financing Activities	$-	$-

Supplemental Disclosure
Cash paid for interest	$(3,946)	$(3,660)
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the Nine months ended September 30, 2018 and 2017 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2017 audited financial statements.  The results of operations for the periods ended September 30, 2018 and 2017 are not necessarily indicative of the operating results for the full year.

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

Accounts receivable

The majority of the Company’s revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At September 30, 2018 and December 31, 2017, the Company has determined that no allowance for doubtful accounts is necessary.

Equipment

Equipment is recorded at cost and depreciated under straight line method over each item's estimated useful life.

Inventory

The Company carries inventory of durable medical equipment and medical supplies for resale.  Inventory is accounted for on a first–in first-out basis.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs during the Nine months ended September 30, 2018 and 2017 of $13,386 and $5,215 respectively.

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

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

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

There were no potentially dilutive debt or equity instruments issued or outstanding during the Nine months ended September 30, 2018 or 2017.

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

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Long-lived assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.  For the nine months ended September 30, 2018 and 2017, we did not recognize any impairment charges.

Products and services, geographic areas and major customers

The Company’s business of medical supply sales constitutes one operating segment. All revenues each year were domestic and to external customers.

NOTE 2.  EQUIPMENT

Fixed assets are comprised of office equipment, vehicles, and the wheelchair and hospital bed rental pool, which consists of wheelchairs and hospital beds rented to customers over the shorter of the 13-month rental period mandated by Medicaid and Medicare, or the period over which the customer requires use of the wheelchair or hospital bed.  At the end of the use period, the wheelchair or hospital bed is either returned to the pool to be rented to another customer, or title of the chair or bed is transferred to the customer.  Depreciation is computed over the estimated useful life of the assets, ranging from 13 months to 7 years, on the straight-line basis.  Depreciation expense for the Nine months ended September 30, 2018 and 2017 was $44,929 and $51,720, respectively.  Accumulated depreciation totaled $102,009 and $93,158 at September 30, 2018 and December 31, 2017, respectively.

NOTE 3.  LINE OF CREDIT

At September 30, 2018 and December 31, 2017, the Company owed a bank $56,983 and $62,378 respectively, under a revolving line of credit. The line of credit is secured by all Company assets, is capped at $100,000, is due on demand, and bears interest at variable rates approximating 6% on average. Interest expense under the note approximated $3,256 and $3,336 during each of the Nine months ended September 30, 2018 and 2017, respectively.  During the Nine months ended September 30, 2018 and 2017, the Company made principal payments of $5,395 and $5,754, respectively.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2018	December 31, 2017

3.53% installment note payable $352 monthly, including interest, through July 2019	$3,808	$6,501
3.79% installment note payable $299 monthly, including
interest, through July 2021	9,342	11,987

2.99% installment note payable $350 monthly, including interest, through August 2019	3,450	6,816
	16,600	25,304

Less principal due within one year	(10,265)	(11,296)

TOTAL LONG-TERM DEBT, NET OF CURRENT PORTION	$6,335	$14,008

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended September 30, 2018 and 2017 (Unaudited)

NOTE 5.  COMMON STOCK

On July 20, 2018 the Company issued 200,000 shares of its common stock at $.10 per share for total proceeds of $2,000 to unaffiliated individuals.

NOTE 6.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through September 2020 with monthly payments of approximately $2,292 plus costs.

Lease expense incurred for each of the Nine months ended September 30, 2018 and 2017 was approximately $20,600. Subsequent to September 30, 2018, future minimum payments under the leases total approximately $48,150 including:  2018 - $6,900, 2019 - $27,500, and 2020 - $13,750.

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2017.

Revenues for the three months ended September 30, 2018 were $312,988 as compared to the revenues of $319,015 for the three months ended September 30, 2017.  The $6,027 decrease in sales is due to a decrease in our complex rehab powerchair and wheelchairs sold.  Cost of goods sold for the three months ended September 30, 2018 were $147,911 as compared to cost of goods sold for the three months ended September 30, 2017 of $148,664.  The $753 decrease in cost of goods sold for the three month period ended September 30, 2018 is primarily due to our decreased sales, and as our sales decreased, our cost for those sales correspondingly decreased.  Our gross profit for the three months ended September 30, 2018 was $165,077, as compared to gross profit of $170,351 for the three month period ended September 30, 2017.

Operating expenses for the three months ended September 30, 2018 of $167,286 as compared to $137,283 for the three months ended September 30, 2017 were due to an increase in our general and administrative expenses during the period related to the costs of being a public company as well as completing the process of receiving our stock symbol and beginning to be quoted on OTC Markets.The net loss for the three months ended September 30, 2018 was $4,994 as compared to a net income of $35,408 for the three months ended September 30, 2017.  The reason for the decrease in net income to net loss is the fact that we had an increase in general and administrative expenses during the period.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017.

Revenues for the nine months ended September 30, 2018 were $1,012,377 as compared to the revenues of $739,647 for the nine months ended September 30, 2017.  The $272,730 increase in sales is due to a significant increase in the number of expensive complex rehab powerchairs sold as well as custom manual wheelchairs sold.  Cost of goods sold for the nine months ended September 30, 2018 were $465,122 as compared to cost of goods sold for the nine months ended September 30, 2017 of $343,034.  The $122,088 increase in cost of goods sold for the nine month period ended September 30, 2018 is primarily due to our increased sales, and as our sales increased, our cost for those sales correspondingly increased.  Our gross profit for the nine month period ended September 30, 2018 was $547,255 as compared to $396,613 for the nine month period ended September 30, 2017, which was a result of our overall sales increasing during the period.

Operating expenses for the nine months ended September 30, 2018 were $465,030 as compared to $446,371 for the nine months ended September 30, 2017.  The $18,659 increase in operating expenses during the period was primarily due to an increase in general and administrative expenses during the period related to expenses due to being a public company, as well as completing our OTC Markets listing.  The net income for the nine months ended September 30, 2018 was $82,722 as compared to a net loss of $45,642 for the nine months ended September 30, 2017.  The reasons for the $128,363 improvement include the fact that revenues increased by $272,730 during the period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2018, we had total assets of $350,702, and as of December 31, 2017, we had total assets of $241,027.

Net cash provided by operating activities during the nine months ended September 30, 2018 was $53,389 as compared to net cash (used for) operating activities in the nine months ended September 30, 2017 of ($7,561).  The primary reason for the change in cash used for operating activities was the change from a net loss of ($45,642) to a net income of $82,722 in the latest nine-month period as explained previously.

Net cash used for investing activities during the nine months ended September 30, 2018 was $37,530.  In comparison, during the nine months ended September 30, 2017, the net cash used for investing activities was $37,909.  We had $7,359 of proceeds from the sale of fixed assets during the nine month period ended September 30, 2018, as compared to $10,290 of proceeds from the sale of fixed assets during the nine month period ended September 30, 2017.  Additionally, we had $44,889 used for the purchase of fixed assets during the nine month period ended September 30, 2018, as compared to $48,199 used for the purchase of fixed assets during the nine month period ended September 30, 2017.

Net cash (used for) financing activities during the nine months ended September 30, 2018 was ($12,099) as compared to $21,092 provided by financing activities in the nine months ended September 30, 2017.  The Company sold shares of its common stock during the nine months ended September 30, 2017 to raise $35,000, to help pay for the costs associated with being a public company.  The Company also received $2,000 worth of proceeds from sales of common stock during the nine month period ended September 30, 2018.  Payments of $5,395 were made towards the Company’s lines of credit and long term debt during the nine months ended September 30, 2018, as compared to $5,754 of payments made on the Company’s lines of credit and long term debt during the nine months ended September 30, 2017.

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

Item 4.  Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer/Principal Financial Officer and Chief Financial Officer have evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and have concluded that our disclosure controls and procedures are effective as of the date of this form 10-Q.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

 None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibits	Description

31.1	Certification of CEO and Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

31.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically

32.1	Certification of CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

101	XBRL Exhibits 15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANFIELD MEDICAL SUPPLY, INC.

Date: November 14, 2018	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: November 14, 2018	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)