Form 10-K
period 2018-12-31
Canfield Medical Supply, Inc.
filed 2019-03-29
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by checkmark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☑ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).  ☐ Yes   ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:  $283,320.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 29, 2019, the registrant had 11,477,200 shares of common stock outstanding.

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

	December 31,
	2018	2017
Medicare	29%	38%
Medicaid	9%	14%
Private pay/private insurance	58%	47%
Other	4%	1%
Total	100%	100%

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

Payors.  We derive substantially all of our revenues from third-party payors, including private insurers, Medicare, Medicaid, and managed care organizations.  For the year ended December 31, 2018, approximately 38% of our net revenues were derived from Medicare and Medicaid.  Generally, each third-party payor has specific requirements, which must be met before claim submission will result in payment.  We have procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation.  Notwithstanding these measures, violation of these requirements may still occur and could result in the termination of a contract with a payor, the repayment of amounts previously received, or other potentially significant liability.  When the third-party payor is a governmental entity, violations of these requirements could subject us to civil, administrative, and criminal enforcement actions.  We are subject to periodic audits by Medicare and Medicaid, the results of which have not identified any violations by us of these governmental entities' claim submission requirements.

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

Self-pay Claims.  Approximately 10% of our business during the year ended December 31, 2018 was comprised of self-pay business.  This business represents persons who come into our store and purchase items not covered by insurance and patients who already may be purchasing something from us that is covered by insurance and they desire to purchase something additional that is not covered by insurance.  Some of these customers pay for their product at the time of purchase and we send or deliver invoices to the others.  These invoices request payment on receipt of the invoice.  We consider these receivables delinquent once they are 180 days late.  We rely on our past collection experience with other patients for similar or different products to determine if any of such receivables are still collectible.  At December 31, 2018, we determined that no allowance for such items was necessary.

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

Medicare and Medicaid Revenues.  In the years ended December 31, 2018 and 2017, approximately 38% and 52% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively.  No other third-party payor represented more than 10% of our total net revenues for the year ended December 31, 2018.  The majority of our revenues are derived from sales of equipment and supplies we sell to patients for patient care under fee-for-service arrangements.   Fee-for-service is a payment model where services are unbundled and paid for separately, and occurs when doctors and other health care providers receive a fee for each service, such as an office visit, test, or procedure.  Since most of the manufacturers of the products we sell do not provide direct patient care, our services primarily involve providing in-home-delivery, set-up, and maintenance of home medical equipment.  All of these services are included in our service under a single claim, and cannot be billed separately.  We do not have ongoing arrangements with patients or medical providers, other than rental agreements that we have for wheel chairs and hospital beds.

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

The impact of changes in Medicare reimbursement that have been enacted to date are reflected in our results of operations for the applicable periods through December 31, 2018. We cannot estimate the combined possible impact of all legislative, regulatory and contemplated reimbursement changes that could have a material adverse effect on our results of operations, cash flow, and capital resources. Moreover, our estimates of the impact of certain of these changes appearing in this "Government Regulation" section are based on a number of assumptions and are subject to uncertainties and there can be no assurance that the actual impact was not or will not be different from our estimates. However, given the recent significant increases in industry audit volume and the increasing regulatory burdens associated with responding to those audits, it is likely that the negative pressures from legislative and regulatory changes will continue and accelerate.

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

Employees

As of December 31, 2018, we had four full-time and five part-time employees.  None of our employees were represented by a labor union or other labor organization.

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

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Ranges of Common Stock

Our stock is quoted on the OTCQB under the symbol “CNMF”.  We were listed on July 10, 2018.  There are 11,477,200 shares outstanding as of March 29, 2019.  The below table provides the high and low bid prices of our common stock for each quarterly period during the previous two fiscal years.

Year ended December 31, 2018
	High		Low
Fourth Quarter		$0.70		$0.01
Third Quarter		$0.01		$0.01
Second Quarter	$	N/A	$	N/A
First Quarter	$	N/A	$	N/A

Year ended December 31, 2017
	High		Low
Fourth Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Second Quarter	$	N/A	$	N/A
First Quarter	$	N/A	$	N/A

Aggregate Number of Holders of Common Stock

The number of record holders of our common stock on December 31, 2018 was approximately 140.

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

Recent Sales of Unregistered Securities

In July 2018, the Company received net proceeds of $2,000 from the sale of 200,000 shares of no-par value common stock at $0.10 per share.

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

Results of Operation for the year ended December 31, 2018 as compared to the year ended December 31, 2017

Revenues for the year ended December 31, 2018 were $1,309,178 as compared to the revenues of $895,346 for the year ended December 31, 2017.  The $413,832 increase in sales is due to a significant increase in the number of expensive complex rehab powerchairs sold as well as custom manual wheelchairs sold in the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Cost of goods sold for the year ended December 31, 2018 were $605,273 as compared to cost of goods sold for the year ended December 31, 2017 of $440,417.  The $164,856 increase in cost of goods sold during the year ended December 31, 2018 is primarily due to our increased sales of powerchairs and manual wheelchairs.  As our sales of those products increased, our costs associated with the sale of those products correspondingly increased.

Operating expenses for the year ended December 31, 2018 were $637,230 as compared to $612,133 for the year ended December 31, 2017.  The $25,097 increase in operating expenses was primarily due to a $31,780 increase in our selling, general and administrative fees, a $951 increase in salaries and wages, a $1,458 increase in professional fees, and a $9,092 decrease in our deprecation expenses.

Net income for the year ended December 31, 2018 was $68,206 as compared to a net loss of $147,532 for the year ended December 31, 2017.  The primary reasons for the change in our net income for 2018 versus a net loss in 2017 was our $413,832 increase in revenue for the year ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2018, we had a working capital deficit of $55,788 compared to a working capital deficit of $105,492 as of December 31, 2017.

Net cash provided by operating activities during the year ended December 31, 2018 was $62,392 as compared to net cash used in operating activities in the year ended December 31, 2017 of $17,597.  The primary reason for the change in our cash related to operating activities was that we had a net income of $68,206 during the year ended December 31, 2018, as compared to a net loss of $147,532 for the year ended December 31, 2017.

Net cash used for investing activities during the year ended December 31, 2018 was $67,569 which consisted of $75,633 used for the purchase of equipment which was offset by $8,064 received from the sale of equipment as compared to net cash used for investing activities of $42,228 for the year ended December 31, 2017, which consisted of $58,275 used for the purchase of equipment and $16,047 received from the sale of equipment.

Net cash used for financing activities during the year ended December 31, 2018 was $5,764 as compared to $16,087 provided by financing activities in the year ended December 31, 2017.  The Company sold shares of its common stock during the years ended December 31, 2018 and 2017 to raise $2,000 and $35,000, respectively, to help pay for the costs associated with being a public company.  The Company also paid $11,567 and $10,918 in debt principal during the years ended December 31, 2018 and 2017, respectively.

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

Revenue recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 606 "Revenue Recognition".  Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that creates enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer.  The amount of revenue recognized is the amount allocated to the satisfied performance obligation.  For sales of our Company products, a purchase arrangement is evidenced by a written order, with delivery considered as made after physical customer acceptance. Although rare, defective products may be returned, with other return issues considered on a case by case basis. Services such as periodic scheduled deliveries are contracted in writing, and generally billed monthly. Any service revenue earned by the Company for services such as safety and set up consulting or claims processing is recorded after the service is performed. Rental of durable home medical equipment is evidenced by written contract, with revenue recognized when rent is earned

Accounts receivable

The majority of the Company’s revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company has determined that at December 31, 2018 and 2017 no allowance for bad debts was necessary.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data.

CANFIELD MEDICAL SUPPLY, INC.
Financial Statements

TABLE OF CONTENTS

Page

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F-2

FINANCIAL STATEMENTS

Balance Sheets	F-3
Statements of Operations	F-4
Statements of Changes in Stockholders' Deficit	F-5
Statements of Cash Flows	F-6
Notes to Financial Statements	F-7- F-12

 Pinnacle Accountancy Group of Utah
(a DBA of Heaton & Co., PLLC)
1438 N. Hwy 89, Ste. 120
Farmington, UT 84025
Ph. 801-447-9572

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Canfield Medical Supply, Inc.
Canfield, OH

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Canfield Medical Supply, Inc. (the Company) as of December 31, 2018 and 2017, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Emphasis of Matter
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has suffered recurring losses and has working capital and stockholders' equity deficits, which raise substantial doubt about its ability to continue as a going concern.  Management's plans regarding these matters are described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pinnacle Accountancy Group of Utah
We have served as the Company’s auditor since 2018.
Pinnacle Accountancy Group of Utah
Farmington, Utah
March 29, 2019

CANFIELD MEDICAL SUPPLY, INC.
BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS

Current Assets
Cash	$6,980	$17,921
Accounts receivable	300,993	151,262
Inventory	41,695	25,209
Total Current Assets	349,668	194,392

Equipment, net of accumulated depreciation of $92,907 and $93,158	58,627	46,636
Total Assets	$408,295	$241,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$331,034	$226,210
Line of credit	66,181	62,378
Current portion of long-term debt	8,241	11,296
Total Current Liabilities	405,456	299,884

Long-term debt	5,498	14,009
Total Liabilities	410,954	313,893

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares
issued and outstanding	-	-
Common stock, no par value; 100,000,000 shares authorized;
11,427,200 (December 31, 2018) and 11,227,200 (Dec. 31, 2017) shares
issued and outstanding	245,515	243,515
Accumulated deficit	(248,174)	(316,380)
Total Stockholders' Equity (Deficit)	(2,659)	(72,865)
Total Liabilities and Stockholders’ Equity (Deficit)	$408,295	$241,028

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017

Sales (net of returns)	$1,309,178	$895,346
Cost of goods sold	605,273	440,417
Gross profit	703,905	454,929

Operating expenses:
Salaries and wages	320,470	319,519
Professional fees	59,625	58,167
Depreciation expense	62,825	71,917
Other selling, general and administrative	194,310	162,532
Total operating expenses	637,230	612,135

Income (loss) from operations	66,675	(157,206)

Other income (expense):
Interest expense	(5,715)	(4,463)
Gain on sale of fixed assets	7,246	14,135
	1,531	9,672

Income (loss) before provision for income taxes	68,206	(147,532)
Provision for income tax	-	-

Net income (loss)	$68,206	$(147,534)

Net income (loss) per share (basic and fully diluted)	0.01	$(0.01)

Weighted average number of common shares outstanding	11,385,693	11,267,611

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock (No Par)		Accumulated	Stockholders'
	Shares	Amount	Deficit	Equity (Deficit)

Balances at December 31, 2016	10,927,200	$208,515	$(168,846)	$39,669

Sales of common stock	350,000	35,000	-	35,000

Net income (loss) for the year	-	-	(147,534)	(147,534)

Balances at December 31, 2017	11,277,200	$243,515	$(316,380)	$(72,865)

Sales of common stock	200,000	2,000	-	2,000

Net income (loss) for the year	-	-	68,206	68,206

Balances at December 31, 2018	11,477,200	$245,515	$(248,174)	$(2,659)

The accompanying footnotes are an integral part of these financial statements

CANFIELD MEDICAL SUPPLY, INC.
STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2018	2017

Cash Flows From Operating Activities:
Net income (loss)	$68,206	$(147,532)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Gain on disposal of fixed assets	(7,246)	(14,135)
Depreciation	62,825	71,917
Changes in current assets and liabilities
Increase in accounts receivable	(149,731)	54,992
Increase in inventory	(16,486)	22
Increase in accounts payable and accrued liabilities	104,824	17,139
Net cash provided by (used for) operating activities	62,392	(17,597)

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	8,064	16,047
Purchases of property and equipment	(75,633)	(58,275)
Net cash provided by (used for) investing activities	(67,569)	(42,228)

Cash Flows From Financing Activities:
Net borrowings (payments) on line of credit	3,803	(7,995)
Payments on long-term debt	(11,567)	(10,918)
Proceeds from sales of common stock.	2,000	35,000
Net cash provided by (used for) financing activities	(5,764)	16,087

Net Increase (Decrease) in Cash	(10,941)	(43,738)
Cash At The Beginning Of The Period	17,921	61,659
Cash At The End Of The Period	$6,980	$17,921

Supplemental Disclosure
Cash paid for interest	$5,157	$4,463
Cash paid for income taxes	$-	$-

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2018 and 2017

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

Accounts receivable

The majority of the Company’s revenues are received from Medicare, Medicaid, and private insurance companies.  As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates.  The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company has determined that at December 31, 2018 and 2017 no allowance for bad debts was necessary.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Inventory

The Company carries inventory of durable medical equipment and medical supplies for resale.  Inventory is accounted for on a first–in first-out basis.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 606 "Revenue Recognition".  Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that creates enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer.  The amount of revenue recognized is the amount allocated to the satisfied performance obligation.  For sales of our Company products, a purchase arrangement is evidenced by a written order, with delivery considered as made after physical customer acceptance. Although rare, defective products may be returned, with other return issues considered on a case by case basis. Services such as periodic scheduled deliveries are contracted in writing, and generally billed monthly. Any service revenue earned by the Company for services such as safety and set up consulting or claims processing is recorded after the service is performed. Rental of durable home medical equipment is evidenced by written contract, with revenue recognized when rent is earned

The Company’s primary source of revenue is reimbursement from Medicare, Medicaid, and private insurance companies for the procurement and sale of medical equipment and supplies to patients.  The amount of revenue earned from each classification as a percent of total revenues is as follows:

	December 31,
	2018	2017
Medicare	29%	38%
Medicaid	9%	14%
Private pay/private insurance	58%	47%
Other	4%	1%
Total	100%	100%

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs in 2018 and 2017 of $18,129 and $7,074, respectively.

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
December 31, 2018 and 2017

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Income tax (cont’d)

Through February 2012, the Company was an S-Corporation for income tax purposes, and therefore a pass-through entity paying no income tax at the corporate level.  The Company had no material loss carryforwards as of December 31, 2011.  Included in the Company’s accumulated deficit from February 2012 forward is approximately $99,000 in undistributed S-Corporation losses.  At December 31, 2018 and 2017 the Company had net operating loss carryforwards (NOL’s) of approximately $149,000 and $218,000 respectively, which may be applied against future taxable income and which expire beginning in 2034.  However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards that can be utilized.  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.  Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect (21% federal and 5% state) of the loss carryforwards of approximately $38,832 and $57,200 at December 31, 2018 and 2017, respectively, and therefore, no deferred tax asset has been recognized for the loss carryforwards.  The change in valuation allowance is approximately ($17,700) and $32,700 for the periods ended December 31, 2018 and 2017, respectively.  The tax effect of remaining NOL’s and resulting deferred tax assets of approximately $149,000 remain fully reserved by valuation allowance, due to continued uncertainty as to their utilization.

A reconciliation of the current federal tax rate (21%) on pre-tax income to the effective rate (0%) is as follows:

2018
Current federal taxes at statutory rate	$14,300
State taxes (5%)	$3,400
Utilization of net operating losses	$(17,700)
Effective tax provision	$-

The effect of the change in federal tax rates on deferred tax assets (and valuation allowance) due to the tax cuts and JOBS Act enacted in 2017 was $30,000.

The tax years that remain open to examination by the Internal Revenue Services are 2015, 2016, 2017 and 2018.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Diluted earnings per share gives effect to all potentially dilutive common shares outstanding during the period.  Diluted earnings per share excludes all potential common shares if their effect is anti-dilutive.

There were no potentially dilutive debt or equity instruments issued or outstanding during the twelve months ended December 31, 2018 or 2017.

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

The Company receives a significant amount of its revenues in reimbursements from Medicare and Medicaid.  During the years ended December 31, 2018 and 2017, the Company received 38% and 47%, respectively, of its net revenues from Medicare and Medicaid.  The Company is able to obtain reimbursements through competitive bidding processes, and there is no guarantee that the Company will be selected as a winning contract supplier under future bidding rounds.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2018 and 2017

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

Other selling, general and administrative expenses

Other selling, general and administrative expenses included the following:

	December 31,
	2018	2017
Rent	$27,504	$27,492
Office expenses	76,828	54,382
Other SG&A	89,978	80,653
Total	$194,310	$162,532

NOTE 2.  EQUIPMENT

Property and equipment are recorded at cost and consist of the following:

	December 31,
	2018	2017

Office equipment	$2,934	$2,934
Vehicles	70,208	58,577
Wheelchair rental pool	78,392	78,283
Total property and equipment	151,534	139,794
Accumulated depreciation	(92,907)	(93,158)
Net property and equipment	$58,627	$46,636

Depreciation is computed using the straight-line method based upon estimated useful lives as follows:

Office equipment	7 yeas
Vehicles	5 years
Wheelchair rental pool	13 months

Depreciation for 2018 and 2017 was $62,825 and $71,917, respectively.

The wheelchair rental pool consists of wheelchairs rented to customers over the shorter of the 13 month use period as mandated by Medicare and Medicaid, or the period over which the customer requires use of a wheelchair.  At the end of the use period, the chair is either returned to the pool to be rented to another customer, or title of the chair is transferred to the customer.

NOTE 3.  LINE OF CREDIT

At December 31, 2018 and 2017, the Company owed a bank $66,181 and $62,378, respectively, under a line of credit note payable. The line of credit is secured by all Company assets, due on demand, and bears interest at variable rates. Interest expense under the note in 2018 and 2017 was $4,326 and $4,001, respectively.  During 2018 and 2017, the Company (borrowed) made principal payments of ($3,803) and $7,995, respectively.

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following:

	December 31,
	2018	2017

3.53% installment note payable $352 monthly, including interest, through July 2019, collateralized by vehicle	$2,782	$6,502

2.99% installment note payable $350 monthly, including interest, through August 2019, collateralized by vehicle	2,424	6,816

3.79% installment note payable $299 monthly, including interest, through July 2021, collateralized by vehicle	8,532	11,987
	13,738	25,305
Less principal due within one year	(8,241)	(11,296)
TOTAL LONG-TERM DEBT	$5,497	$14,009

Principal payments due on long-term debt subsequent to December 31, 2018, are as follows:

2019	$8,241
2020	3,433
2021	2,065
2022	-
2023	-
TOTAL	$13,739

CANFIELD MEDICAL SUPPLY, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2018 and 2017

NOTE 6.  COMMON STOCK

In July 2018, the Company received net proceeds of $2,000 from the sale of 200,000 shares of no-par value common stock at $0.10 per share.

In January 2017, the Company received net proceeds of $35,000 from the sale of 350,000 shares of no-par value common stock at $0.10 per share.

NOTE 7.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through September 2020 with monthly payments of approximately $2,292 plus costs.

Lease expense incurred in each of the years ended 2018 and 2017 was approximately $27,000. Subsequent to December 31, 2018, future minimum payments under the leases total approximately $41,250 including: 2019 - $27,500, and 2020 - $13,750.

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

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-l5(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our CEO and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report.  Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

Management’s Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

The specific material weaknesses identified by the company’s management as of end of the period covered by this report include the following:

•	we have not performed a risk assessment and mapped our processes to control objectives;
•	we have not implemented comprehensive entity-level internal controls;
•	we have not implemented adequate system and manual controls; and
•	we do not have sufficient segregation of duties. As such, the officers approve their own related business expense reimbursements

Despite the material weaknesses reported above, our management believes that our consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this report.

Management's Remediation Plan

The weaknesses and their related risks are not uncommon in a company of our size because of the limitations in the size and number of staff. Due to our size and nature, segregation of all conflicting duties has not always been possible and may not be economically feasible.

However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.  During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above.  To remediate such weaknesses, we plan to implement the following changes in the current fiscal year as resources allow:

(i)	appoint additional qualified personnel to address inadequate segregation of duties and implement modifications to our financial controls to address such inadequacies;

The remediation efforts set out herein will be implemented in the current 2019 fiscal year.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended December 31, 2018 are fairly stated, in all material respects, in accordance with U.S. GAAP.

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

The name, address, age and position of our officers and directors is set forth below:

Name and Address	Age	Position(s)

Michael J. West 4120 Boardman-Canfield Road Canfield, OH 44406	64	President, Chief Executive Officer and Director

Stephen H. West 16325 E. Dorado Ave. Centennial, CO 80045	63	Chief Financial Officer, Secretary and Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during the fiscal year ended December 31, 2017, and certain written representations, no persons who were either a director, executive officer or beneficial owner of more than 10% of the Company's Common Stock, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2018.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total($)

Michael West	2018	$72,775	-	-	-	-	-	-	$72,775
	2017	$78,050	-	-	-	-	-	-	$78,050

Steve West	2018	$-	-	-	-	-	-	-	$-
	2017	$-	-	-	-	-	-	-	$-

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

We did not have any outstanding equity awards on December 31, 2018.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 29, 2019, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Executive Officers named in the Summary Compensation Table, and (iv) all of our Officers and Directors as a Group:

Name and Address of Beneficial Owner	Beneficial Ownership(1)(2)	Approximate Percent Owned

Michael J. West 4120 Boardman-Canfield Road Canfield, OH 44406	8,344,000	72.7%

Stephen H. West 16325 East Dorado Avenue Centennial, CO 80015	300,000	2.6%

All Officers and Directors as a group (2 persons)	8,644,000	75.3%

(1)	This table is based upon 11,477,200 shares of common stock issued and outstanding as of March 29, 2019.

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

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for professional services rendered by our former principal accounting firm, Pritchett, Siler & Hardy, P.C., for the audit of the financial statements included in Form 10-K, and for the review of the interim condensed financial statements included in Form 10-Q, were approximately $0 and $31,442, respectively.

The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for professional services rendered by our principal accounting firm, Pinnacle Accountancy Group of Utah (a DBA of Heaton & Co., PLLC), for the audit of the financial statements included in Form 10-K, and for the review of the interim condensed financial statements included in Form 10-Q, were approximately $34,500 and $0, respectively.

Audit Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for audit related services rendered by our former principal accounting firm, Pritchett, Siler & Hardy, P.C., were approximately $0 and $0, respectively.

 The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for audit related services rendered by our principal accounting firm, Pinnacle Accountancy Group of Utah (a DBA of Heaton & Co., PLLC), were approximately $0 and $0, respectively.

Tax Compliance/Preparation Fees

The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for professional services rendered by our principal accounting firm, Pinnacle Accountancy Group of Utah, a dba of Heaton & Company, PLLC, for tax compliance, tax advice, and tax planning were approximately $0 and $0, respectively. Tax compliance services include the preparation of income tax returns filed with the Internal Revenue Service. Tax advice and planning services included assistance with implementation of tax planning strategies and consultation on other tax matters.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2018 and 2017 for all other professional services rendered by our former principal accounting firm, Pritchett, Siler & Hardy, P.C. and our current principal accounting firm, Pinnacle Accountancy Group of Utah, a dba of Heaton & Company, were $0 and $0, respectively.

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

CANFIELD MEDICAL SUPPLY, INC. (Registrant)

Date: March 29, 2019	By: /s/ Michael J. West
Name: Michael J. West Title: President and CEO (Principal Executive Officer)

Date: March 29, 2019	By: /s/ Stephen H. West
Name: Stephen H. West Title: Chief Financial Officer, (Principal Financial and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Name	Title	Date

/s/ Michael J. West	President, CEO (Principal Executive Officer) and Director	March 29, 2019
Michael J. West

/s/ Stephen H. West	Chief Financial Officer (Principal Financial and Principal Accounting Officer) and Director	March 29, 2019
Stephen H. West

EXHIBIT INDEX

Exhibit Number	Description

Articles of Incorporation and Bylaws

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with Form S-1 filed with the SEC on July 12, 2012)

3.2	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form S-1 filed with the SEC on July 12, 2012)

31.1	Certification by CEO (filed herewith electronically)

31.2	Certification by CFO (filed herewith electronically)

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

101	XBRL