Form 10-Q
period 2019-03-31
Canfield Medical Supply, Inc.
filed 2019-05-21
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

☒ Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐  Yes   ☒  No

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of May 20, 2019, there were 11,477,200 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.

FORM 10-Q

March 31, 2019

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	December 31,
ASSETS	2019	2018

Current Assets
Cash	$19,830	$6,980
Accounts receivable	290,616	300,993
Inventory	24,963	41,695
Total Current Assets	335,409	349,668

Other Assets
Right-of-use asset	37,438	—
Equipment, net of accumulated depreciation of $88,664 and $92,907	49,107	58,627
Total Other Assets	86,545	58,627
Total Assets	$421,954	$408,295

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$366,718	$331,034
Line of credit	64,215	66,181
Current portion of long-term debt	5,926	8,241
Total Current Liabilities	436,859	405,456

Long-Term Liabilities
Lease liability	37,438	—
Long-term debt	4,652	5,498
Total Long-Term Liabilities	42,090	5,498
Total Liabilities	478,949	410,954

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares
issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized;
11,477,200 shares issued and outstanding	245,515	245,515
Accumulated deficit	(302,510)	(248,174)
Total Stockholders' Equity (Deficit)	(56,995)	(2,659)
Total Liabilities and Stockholders' Equity (Deficit)	$421,954	$408,295

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months
	ended	ended
	March 31, 2019	March 31, 2018

Sales (net of returns)	$271,955	$344,624
Cost of goods sold	132,395	170,176
Gross profit	139,560	174,448

Operating expenses:
Salaries and wages	88,821	71,767
Professional fees	35,355	31,265
Depreciation	11,210	12,633
Other selling, general and administrative	52,252	42,830
Total operating expenses	187,638	158,495

Income (loss) from operations	(48,078)	15,953

Other income (expense):
Interest expense	(1,342)	(1,194)
Gain (Loss) on sale of fixed assets	(4,916)	5,249
Total other income (expense)	(6,258)	4,055

Income (loss) before provision for income taxes	(54,336)	20,008
Provision for income tax	—	—

Net income (loss)	$(54,336)	$20,008

Net income (loss) per share (basic and fully diluted)	(0.00)	$0.00

Weighted average number of common shares outstanding	11,427,200	11,427,200

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock (No Par)		Accumulated	Stockholders'
	Shares	Amount	Deficit	Equity (Deficit)

Balances at December 31, 2017	11,277,200	$243,515	$(316,380)	$(72,865)

Net income	—	—	20,008	20,008

Balances at March 31, 2018	11,277,200	$243,515	$(296,372)	$(52,857)

Balances at December 31, 2018	11,477,200	$245,515	$(248,174)	$(2,659)

Net income	—	—	(54,336)	(54,336)

Balances at March 31, 2019	11,477,200	$245,515	$(302,510)	$(56,995)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended	Three months ended
	March 31, 2019	March 31, 2018

Cash Flows From Operating Activities:
Net income (loss)	$(54,336)	$20,008
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on disposal of fixed assets	4,916	(5,249)
Depreciation	11,210	12,633
Changes in current assets and liabilities
(Increase) decrease in accounts receivable	10,377	(97,092)
(Increase) decrease in inventory	16,732	(9,666)
Increase in accounts payable and accrued liabilities	35,684	104,008
Net cash provided by operating activities	24,583	24,642

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	758	5,389
Purchases of property and equipment	(7,364)	(12,752)
Net cash (used for) investing activities	(6,606)	(7,363)

Cash Flows From Financing Activities:
Net payments on line of credit	(1,966)	(1,853)
Payments on long-term debt	(3,161)	(3,139)
Net cash (used for) financing activities	(5,127)	(4,992)

Net Increase in Cash	12,850	12,287
Cash At The Beginning Of The Period	6,980	17,921
Cash At The End Of The Period	$19,830	$30,208

Supplemental Disclosures
Cash paid for interest	$1,342	$1,194
Cash paid for income taxes	$—	$—
Schedule of Non-Cash Investing and Financing Activities
Recording of lease liability and right-of-use asset	$43,677	$—
Amortization of right-of-use asset	$6,239	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

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

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three months ended March 31, 2019 and 2018 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements. The results of operations for the period ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

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

Accounts receivable

The majority of the Company’s revenues are received from Medicare, Medicaid, and private insurance companies. As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates. The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At March 31, 2019 and December 31, 2018, the Company has determined that no allowance for doubtful accounts is necessary.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

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

Revenue recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 606 "Revenue Recognition."  Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that creates enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer.  The amount of revenue recognized is the amount allocated to the satisfied performance obligation.  For sales of our Company products, a purchase arrangement is evidenced by a written order, with delivery considered as made after physical customer acceptance. Although rare, defective products may be returned, with other return issues considered on a case by case basis. Services such as periodic scheduled deliveries are contracted in writing, and generally billed monthly. Any service revenue earned by the Company for services such as safety and set up consulting or claims processing is recorded after the service is performed. Rental of durable home medical equipment is evidenced by written contract, with revenue recognized when rent is earned

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs during the three months ended March 31, 2019 and 2018 of $704 and $4,293, respectively.

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

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

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

There were no potentially dilutive debt or equity instruments issued or outstanding during the three months ended March 31, 2019 or 2018.

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

The Company receives a significant amount of its revenues in reimbursements from Medicare and Medicaid thru competitive bidding processes. There is no guarantee that the Company will be selected as a winning contract supplier under future bidding rounds.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Lease (Topic 842),” a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU” asset) representing its right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has adopted this standard effective January 1, 2019. The Company elected the optional transition method that permits adoption of the new standard prospectively, as of the effective date, without adjusting comparative periods presented. See Note 6 for disclosure required by ASC 842.

NOTE 2.  EQUIPMENT

Fixed assets are comprised of office equipment, vehicles, and the wheelchair and hospital bed rental pool, which consists of wheelchairs and hospital beds rented to customers over the shorter of the 13-month rental period mandated by Medicaid and Medicare, or the period over which the customer requires use of the wheelchair or hospital bed. At the end of the use period, the wheelchair or hospital bed is transferred to the customer. Depreciation is computed over the estimated useful life of the assets, ranging from 13 months to 7 years, on the straight-line basis. Depreciation expense for the three months ended March 31, 2019 and 2018 was $11,210 and $12,633, respectively. Accumulated depreciation totaled $88,664 and $92,907 at March 31, 2019 and December 31, 2018, respectively.

NOTE 3.  LINE OF CREDIT

At March 31, 2019 and December 31, 2018, the Company owed a bank $64,215 and $66,181, respectively, under a revolving line of credit. The line of credit is secured by all Company assets, is capped at $100,000, is due on demand, and bears interest at variable rates approximating 7% on average . Interest expense under the note approximated $1,202 and $980 during the three months ended March 31, 2019 and 2018, respectively.  During the three months ended March 31, 2019 and 2018, the Company made net principal payments of $1,966 and $1,853, respectively.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

NOTE 4.  LONG-TERM DEBT

Long-term debt consists of the following vehicle loans, which are collateralized by their underlying vehicles with net carrying values exceeding the outstanding loan amounts:

	March 31, 2019	December 31, 2018

3.53% installment note payable $352 monthly, including interest, through July 2019	$1,746	$2,782

3.79% installment note payable $299 monthly, including interest, through July 2021	7,442	8,532

2.99% installment note payable $350 monthly, including interest, through August 2019	1,390	2,425
	10,578	13,739
Less principal due within one year	(5,926)	(8,241)

TOTAL LONG-TERM DEBT	$4,652	$5,498

NOTE 5.  COMMON STOCK

In July 2018, the Company received net proceeds of $2,000 from the sale of 200,000 shares of no-par value common stock at $0.10 per share.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2019 and 2018 (Unaudited)

NOTE 6.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through September 2020 with monthly payments of approximately $2,292. Pursuant to ASC 842, an operating lease right-of-use (“ROU”) asset and liability were recognized at January 1, 2019 based on the present value of lease payments over the remaining lease term. The ROU asset represents the Company’s right to use the underlying office space asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The operating lease ROU asset includes any lease payments made and excludes lease incentives. The Company recognized $6,900 in lease expense during the three months ended March 31, 2018.

The components of lease expense and supplemental information related to lease for the three months ended March 31, 2019 are as follows:

Remaining lease term at March 31, 2019 (in years)	1.5
Discount rate	5%

Three Months Ended March 31, 2019
Operating lease expense	$6,900
Cash paid for amounts included in measurement of lease liability	$6,900

 The supplemental balance sheet information related to leases for the period is as follows:

Right-of-Use Asset
ROU Asset, January 1, 2019	$43,667
Amortization of ROU Asset	(6,239)
ROU Asset, March 31, 2019	$37,438

 Maturities of the Company’s lease liabilities are as follows:

Year Ending	Payments
2019	$20,628
2020	20,628
Total lease payments	41,256
Less: Imputed interest/present value discount	(3,818)
Present value of lease liability at March 31, 2019	$37,438

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

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2019 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018.

Revenues for the three months ended March 31, 2019 were $271,955 as compared to revenues of $344,624 for the three months ended March 31, 2018.  The $72,669 decrease in sales is due to a decrease in our complex rehab powerchair and wheelchairs sold. Cost of goods sold for the three months ended March 31, 2019 were $132,395 as compared to cost of goods sold for the three months ended March 31, 2018 of $170,176.  The $37,781 decrease in cost of goods sold for the three month period ended March 31, 2019 is primarily due to our decreased sales, and as our sales decreased, our cost for those sales correspondingly decreased. Our gross profit for the three months ended March 31, 2019 was $139,560, as compared to gross profit of $174,448 for the three month period ended March 31, 2018.

Operating expenses for the three months ended March 31, 2019 were $187,638 as compared to $158,495 for the three months ended March 31, 2018. The $29,143 increase in our operating expenses was a result of an increase in our general and administrative expenses during the period related to the costs of being a public company, as well as a $17,054 increase in our salaries and wages. The net loss for the three months ended March 31, 2019 was $54,336 as compared to a net income of $20,008 for the three months ended March 31, 2018. The change in net income to net loss is due to our decrease in revenue coupled with our increase in operating expenses during the period.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2019, we had total assets of $421,954, and as of December 31, 2018, we had total assets of $408,295.

Net cash provided by operating activities during the three months ended March 31, 2019 was $24,583 as compared to net cash provided by operating activities for the three months ended March 31, 2018 of 24,642. The primary reasons for the change in cash provided by operating activities was the change from a net income of $20,008 to a net loss of ($54,336), which was offset by significant decreases in accounts receivable and accounts payable.

Net cash used for investing activities during the three months ended March 31, 2019 was ($6,606). In comparison, during the three months ended March 31, 2018, the net cash used for investing activities was ($7,363). We had $758 of proceeds from the sale of fixed assets during the three month period ended March 31, 2019, as compared to $5,389 of proceeds from the sale of fixed assets during the three month period ended March 31, 2018. Additionally, we had $7,364 used for the purchase of property and equipment during the three month period ended March 31, 2019, as compared to $12,752 used for the purchase of property and equipment during the three month period ended March 31, 2018.

Net cash used for financing activities during the three months ended March 31, 2019 was ($5,127) as compared to ($4,991) used for financing activities for the three month period ended March 31, 2018.  Payments of $5,127 were made towards the Company’s lines of credit and long term debt during the three months ended March 31, 2019, as compared to $4,992 of payments made on the Company’s lines of credit and long term debt during the three months ended March 31, 2018.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: May 20, 2019	By:	/s/ Michael J. West
Michael J. West, President and CEO (Principal Executive Officer)

Date: May 20, 2019	By:	/s/ Stephen H. West
Stephen H. West, CFO (Principal Financial Officer and Principal Accounting Officer)