Form 10-Q
period 2019-06-30
Canfield Medical Supply, Inc.
filed 2019-08-14
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None

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

☐  Yes   ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐  Yes   ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of August 13, 2019, there were 11,813,200 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.

FORM 10-Q

June 30, 2019

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
ASSETS	2019	2018

Current Assets
Cash	$235,324	$6,980
Accounts receivable, net	205,565	300,993
Inventory	36,572	41,695
Total Current Assets	477,461	349,668

Other Assets
Right-of-use asset	31,198	—
Equipment, net of accumulated depreciation of $94,145 and $92,907	44,393	58,627
	75,591	58,627

Total Assets	$553,052	$408,295

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$235,264	$331,034
Line of credit	74,463	66,181
Related party loan	267,878	—
Current portion of long-term debt	4,491	8,241
Total Current Liabilities	582,096	405,456

Long-term Liabilities
Lease liability	31,198	—
Long-term debt	3,797	5,498
Total Long-term Liabilities	34,995	5,498

Total Liabilities	617,091	410,954

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized;
11,813,200 and 11,477,200 shares issued and outstanding	345,515	245,515

Accumulated deficit	(409,554)	(248,174)
Total Stockholders' Equity (Deficit)	(64,039)	(2,659)
Total Liabilities and Stockholders' Equity (Deficit)	$553,052	$408,295

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2019	June 30,2018	June 30, 2019	June 30, 2018

Sales (net of returns)	$174,947	$354,765	$446,902	$699,389
Cost of goods sold	117,351	147,035	249,746	317,211
Gross profit	57,596	207,730	197,156	382,178

Operating expenses:
Salaries and wages	92,919	75,393	181,740	147,160
Professional fees	15,181	8,665	50,536	39,930
Depreciation	14,520	17,742	25,730	30,375
Other selling, general and administrative	39,448	37,449	91,700	80,279
	162,068	139,249	349,706	297,744

Income (loss) from operations	(104,472)	68,481	(152,550)	84,434

Other income (expense):
Interest income	32	—	32	—
Interest expense	(2,798)	(1,250)	(4,140)	(2,444)
Gain (Loss) on sale of fixed assets	194	477	(4,722)	5,726
	(2,572)	(773)	(8,830)	3,282

Income (loss) before provision for income taxes	(107,044)	67,708	(161,380)	87,716
Provision for income tax	—	—	—	—

Net income (loss)	$(107,044)	$67,708	(161,380)	87,716

Net income (loss) per share (basic and fully diluted)	$(0.01)	$0.01	(0.01)	$0.01

Weighted average number of common shares outstanding	11,514,123	11,277,200	11,495,764	11,277,200

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock (No Par)		Accumulated	Stockholders' Equity
	Shares (1)	Amount	Deficit	(Deficit)

Balances at December 31, 2017	11,277,200	243,515	(316,380)	(72,865)

Net income (loss) for the period	—	—	20,008	20,008

Balances at March 31, 2018	11,277,200	$243,515	$(296,372)	$(52,857)

Net income (loss) for the period	—	—	67,708	67,708

Balances at June 30, 2018	11,277,200	$243,515	$(228,664)	$14,851

Balances at December 31, 2018	11,477,200	$245,515	$(248,174)	$(2,659)

Net income (loss) for the period	—	—	(54,336)	(54,336)

Balances at March 31, 2019	11,477,200	$245,515	$(302,510)	$(56,995)

Sales of common stock	336,000	100,000	—	100,000

Net income (loss) for the period	—	—	(107,044)	(107,044)

Balances at June 30, 2019	11,813,200	$345,515	$(409,554)	$(64,039)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended	Six months ended
	June 30, 2019	June 30, 2018
Cash Flows From Operating Activities:
Net income (loss)	$(161,380)	$87,716
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
(Gain) Loss on sale of fixed assets	4,722	(5,726)
Depreciation	25,730	30,375
Bad debt expense	15,101	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	80,327	(75,088)
(Increase) decrease in inventory	5,123	(9,489)
Increase (decrease) in accounts payable and accrued liabilities	(95,770)	15,724
Net cash provided by (used for) operating activities	(126,147)	43,512

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	1,706	6,474
Purchases of fixed assets	(17,924)	(25,358)
Net cash (used for) investing activities	(16,218)	(18,884)

Cash Flows From Financing Activities:
Net proceeds from (payments on) line of credit	8,282	(3,650)
Proceeds received from officer	267,878	—
Payments on long-term debt	(5,451)	(5,601)
Proceeds from sales of common stock.	100,000	—
Net cash provided by (used for) financing activities	370,709	(9,251)

Net Increase (Decrease) in Cash	228,344	15,377
Cash At The Beginning Of The Period	6,980	17,921

Cash At The End Of The Period	$235,324	$33,298

Schedule Of Non-Cash Investing And Financing Activities
Lease liability and right-of-use asset	$43,677	$—
Amortization of right-of-use asset	$12,479	$—

Supplemental Disclosure
Cash paid for interest	$4,140	$2,444
Cash paid for income taxes	$—	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

Effective June 21, 2019 WesBev LLC, a Nevada limited liability company ("WesBev"), acquired 8,000,000 shares of common stock from Michael J. West, a founder, director and former principal shareholder of the Company, consisting of approximately 69.7% of the issued and outstanding shares of the Company at the time of the purchase. As part of his agreement with WesBev, Mr. West undertook to appoint or cause the appointment of up to three persons nominated by WesBev to the board of directors of the Company. Effective June 21, 2019 the Company sold 336,000 shares of common stock to WesBev for $100,000. Following these stock purchases WesBev beneficially owns 8,336,000 shares, or approximately 71% of the issued and outstanding shares of the Company and may be deemed to be in control of the registrant.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the six months ended June 30, 2019 and 2018 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements. The results of operations for the periods ended June 30, 2019 and 2018 are not necessarily indicative of the operating results for the full year.

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

Accounts receivable

The majority of the Company’s revenues are received from Medicare, Medicaid, and private insurance companies. As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates. The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company wrote off bad debts of $15,101 and $0 for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2019 and December 31, 2018, the Company has determined that no allowance for doubtful accounts is necessary.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs during the six months ended June 30, 2019 and 2018 of $1,047 and $8,637, respectively.

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

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's convertible debt or preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

There were no potentially dilutive debt or equity instruments issued or outstanding during the six months ended June 30, 2019 or 2018.

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

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

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

NOTE 2.  EQUIPMENT

Fixed assets are comprised of office equipment, vehicles, and the wheelchair and hospital bed rental pool, which consists of wheelchairs and hospital beds rented to customers over the shorter of the 13-month rental period mandated by Medicaid and Medicare, or the period over which the customer requires use of the wheelchair or hospital bed. At the end of the use period, the wheelchair or hospital bed is transferred to the customer. Depreciation is computed over the estimated useful life of the assets, ranging from 13 months to 7 years, on the straight-line basis. Depreciation expense for the six months ended June 30, 2019 and 2018 was $25,730 and $30,375, respectively. Accumulated depreciation totaled $94,145 and $92,907 at June 30, 2019 and December 31, 2018, respectively.

NOTE 3.  LINE OF CREDIT

At June 30, 2019 and December 31, 2018, the Company owed a bank $74,463 and $66,181, respectively, under a revolving line of credit. The line of credit is secured by all Company assets, is capped at $100,000, is due on demand, and bears interest at variable rates approximating 7% on average . Interest expense under the note totaled $2,798 and $4,140 during the six months ended June 30, 2019 and 2018, respectively.  During the six months ended June 30, 2019 and 2018, the Company made net (borrowings) and principal payments of ($8,282) and $3,650, respectively.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

NOTE 4. RELATED PARTY LOAN

On June 21, 2019, the Company entered into a short-term loan with Michael West, an officer of the company.  The loan has a one-year term and bears interest at a rate of 2.5% per annum.  There are no mandatory payments, interest shall accrue and all outstanding principal and interest is due at maturity.  As of June 30, 2019 the loan has a balance of $267,878 with accrued interest of $167.

NOTE 5.  LONG-TERM DEBT

Long-term debt consists of the following vehicle loans, which are collateralized by their underlying vehicles with net carrying values exceeding the outstanding loan amounts:

	June 30, 2019	December 31, 2018

3.53% installment note payable $352 monthly, including interest, through July 2019	$702	$2,782

3.79% installment note payable $299 monthly, including
interest, through July 2021	6,890	8,532

2.99% installment note payable $350 monthly, including interest, through August 2019	696	2,425
Total	8,288	13,739

Less principal due within one year	(4,491)	(8,241)

TOTAL LONG-TERM DEBT	$3,797	$5,498

NOTE 6.  COMMON STOCK

In June 2019, the Company received net proceeds of $100,000 from the sale of 336,000 shares of no-par value common stock at $0.298 per share.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 and 2018 (Unaudited)

NOTE 7.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through September 2020 with monthly payments of approximately $2,292. Pursuant to ASC 842, an operating lease right-of-use (“ROU”) asset and liability were recognized at January 1, 2019 based on the present value of lease payments over the remaining lease term. The ROU asset represents the Company’s right to use the underlying office space asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The operating lease ROU asset includes any lease payments made and excludes lease incentives. The Company recognized $13,800 in lease expense during the six months ended June 30, 2019.

Remaining lease term at June 30, 2019 (in years)	1.2
Discount rate	5%

Six Months Ended June 30, 2019
Operating lease expense	$13,800
Cash paid for amounts included in measurement of lease liability	$13,800

 The supplemental balance sheet information related to leases for the period is as follows:

Right-of-Use Asset
ROU Asset, January 1, 2019	$43,677
Amortization of ROU Asset	(12,479)
ROU Asset, June 30, 2019	$31,198

 Maturities of the Company’s lease liabilities are as follows:

Year Ending	Payments
2019	$13,752
2020	20,628
Total lease payments	34,380
Less: Imputed interest/present value discount	(3,182)
Present value of lease liability at June 30, 2019	$31,198

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

Following the change in control of the Company on June 21, 2019; WesBev LLC, the majority shareholder, has indicated that it will seek to transition the Company into a different line of business which may offer greater revenue growth and increased shareholder values than those which may be available from the historic and current operations of the Company. No assurance can be given that any transaction may result from these efforts or if consummated that any such transaction may prove successful.  The Company may raise additional capital through the sale of its equity securities, through an offering of debt securities, or through borrowings from financial institutions or related parties.  Management believes that actions presently being taken provide the opportunity for the Company to continue as a going concern.

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

Effective June 21, 2019 WesBev LLC, a Nevada limited liability company ("WesBev"), acquired 8,000,000 shares of common stock from Michael J. West, a founder, director and former principal shareholder of the Company, consisting of approximately 69.7% of the issued and outstanding shares of the Company at the time of the purchase. As part of his agreement with WesBev, Mr. West undertook to appoint or cause the appointment of up to three persons nominated by WesBev to the board of directors of the Company. Effective June 21, 2019 the Company sold 336,000 shares of common stock to WesBev for $100,000. Following these stock purchases WesBev beneficially owns 8,336,000 shares, or approximately 71% of the issued and outstanding shares of the Company and may be deemed to be in control of the registrant. On June 28, 2019, the Company’s board of directors (the “Board”) amended the registrant’s bylaws to expand the number of members of the Board from three persons to five persons.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2018.

Revenues for the three months ended June 30, 2019 were $174,947 as compared to revenues of $354,765 for the three months ended June 30, 2018.  The $179,818 decrease in sales is due to a decrease in our complex rehab powerchair and wheelchairs sold. Cost of goods sold for the three months ended June 30, 2019 was $117,351 as compared to cost of goods sold for the three months ended June 30, 2018 of $147,035.  The $29,684 decrease in cost of goods sold for the three month period ended June 30, 2019 is primarily due to our decreased sales, and as our sales decreased, our cost for those sales correspondingly decreased. Our gross profit for the three months ended June 30, 2019 was $57,596, as compared to gross profit of $207,730 for the three month period ended June 30, 2018, due to our decreased revenues during the period.

Operating expenses for the three months ended June 30, 2019 were $162,068 as compared to $139,249 for the three months ended June 30, 2018. The $22,819 increase in our operating expenses was primarily a result of a $17,526 increase in our salaries and wages, as well as a $6,516 increase in our professional fees. The net loss for the three months ended June 30, 2019 was $104,472 as compared to a net income of $68,481 for the three months ended June 30, 2018. The change in net income to net loss is due to our decrease in revenue coupled with our increase in operating expenses during the period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2019 AS COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2018.

Revenues for the six months ended June 30, 2019 were $446,902 as compared to revenues of $699,389 for the six months ended June 30, 2018.  The $252,487 decrease in sales is due to a decrease in our complex rehab powerchair and wheelchairs sold. Cost of goods sold for the six months ended June 30, 2019 were $249,746 as compared to cost of goods sold for the six months ended June 30, 2018 of $317,211.  The $67,465 decrease in cost of goods sold for the six month period ended June 30, 2019 is primarily due to our decreased sales, and as our sales decreased, our cost for those sales correspondingly decreased. Our gross profit for the six months ended June 30, 2019 was $197,156, as compared to gross profit of $382,178 for the six month period ended June 30, 2018.

Operating expenses for the six months ended June 30, 2019 were $349,706 as compared to $297,744 for the six months ended June 30, 2018. The $51,962 increase in our operating expenses was a result of a $34,580 increase in our salaries and wages, a $10,606 increase in our professional fees, and a $11,421 increase in our general and administrative fees. The net loss for the six months ended June 30, 2019 was $161,380 as compared to a net income of $87,716 for the six months ended June 30, 2018. The change in net income to net loss is due to our decrease in revenue coupled with our increase in operating expenses during the period.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2019, we had total assets of $553,052, and as of December 31, 2018, we had total assets of $408,295.

Net cash used for operating activities during the six months ended June 30, 2019 was ($126,147) as compared to net cash provided by operating activities for the six months ended June 30, 2018 of $43,512. The primary reasons for the change in cash provided by operating activities was the change from a net income of $87,716 to a net loss of $161,380, which was offset by a significant decrease in accounts receivable.

Net cash used for investing activities during the six months ended June 30, 2019 was ($16,218). In comparison, during the six months ended June 30, 2018, the net cash used for investing activities was ($18,884). We had $1,706 of proceeds from the sale of fixed assets during the six month period ended June 30, 2019, as compared to $6,474 of proceeds from the sale of fixed assets during the six month period ended June 30, 2018. Additionally, we had $17,924 used for the purchase of fixed assets during the six month period ended June 30, 2019, as compared to $25,358 used for the purchase of fixed assets during the six month period ended June 30, 2018.

Net cash provided by financing activities during the six months ended June 30, 2019 was $370,709 as compared to ($9,251) used for financing activities for the six month period ended June 30, 2018.  During the six months ended June 30, 2019, the Company received $267,878 from an officer, as well as $100,000 in proceeds from a sale of common stock.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Effective June 21, 2019 the Company sold 336,000 shares of common stock (the “Shares”) to WesBev LLC, a Nevada limited liability company and our largest shareholder, for $100,000. No finder’s or placement agent fees were paid or incurred by the Company in connection with this private transaction. The Company agreed to sell  the Shares in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act and corresponding provisions of state securities or “blue sky” laws.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: August 14, 2019	By:	/s/ Heather Kearns
Heather Kerns, CEO (Principal Executive Officer)

Date: August 14, 2019	By:	/s/ Heather Kearns
Heather Kearns, CFO (Principal Financial Officer and Principal Accounting Officer)