Form 10-Q
period 2019-09-30
Canfield Medical Supply, Inc.
filed 2019-11-14
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

☒ Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☒

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of November 14, 2019, there were 11,813,200 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.

FORM 10-Q

September 30, 2019

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
ASSETS	2019	2018

Current Assets
Cash	$77,602	$6,980
Accounts receivable, net	320,465	300,993
Inventory	35,420	41,695
Total Current Assets	433,487	349,668
Other Assets
Right-of-use asset	24,958	—
Equipment, net of accumulated depreciation of $100,078 and $92,907	42,341	58,627
Total Other Assets	67,299	58,627
Total Assets	$500,786	$408,295

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$318,185	$331,034
Line of credit	71,724	66,181
Due from officer	197,878	—
Lease liability	24,958	—
Current portion of long-term debt	3,122	8,241
Total Current Liabilities	615,867	405,456
Long-term liabilities
Long-term debt	2,935	5,498
Total long-Term Liabilities	2,935	5,498
Total Liabilities	618,802	410,954

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized;
11,813,200 and 11,477,200 shares issued and outstanding	345,515	245,515
Accumulated deficit	(463,531)	(248,174)
Total Stockholders' Equity (Deficit)	(118,016)	(2,659)
Total Liabilities and Stockholders' Equity (Deficit)	$500,786	$408,295

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018

Sales (net of returns)	$305,197	$312,988	$752,099	$1,012,377
Cost of goods sold	143,348	147,911	393,094	465,122
Gross profit	161,849	165,077	359,005	547,255

Operating expenses:
Salaries and wages	93,070	81,795	274,810	228,955
Professional fees	38,170	8,695	88,706	48,625
Depreciation	17,480	14,554	43,210	44,929
Other selling, general and administrative	65,847	62,242	157,547	142,521
	214,567	167,286	564,273	465,030

Income (loss) from operations	(52,718)	(2,208)	(205,268)	82,225

Other income (expense):
Interest income	320	—	352	—
Interest expense	(2,338)	(1,501)	(6,478)	(3,945)
Gain (Loss) on sale of fixed assets	759	(1,284)	(3,963)	4,442
	(1,259)	(2,785)	(10,089)	497

Income (loss) before provision for income taxes	(53,977)	(4,994)	(215,357)	82,722
Provision for income tax	—	—	—	—

Net income (loss)	$(53,977)	$(4,994)	$(215,357)	$82,722

Net income (loss) per share (basic and fully diluted)	$(0.00)	$(0.00)	$(0.02)	$0.01

Weighted average number of common shares outstanding	11,813,200	11,227,200	11,602,738	11,227,200

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

	Common Stock (No Par)		Accumulated	Stockholders'
	Shares	Amount	Deficit	Equity (Deficit)

For the nine months ending September 30, 2018

Balances at December 31, 2017	11,277,200	243,515	$(316,380)	$(72,865)
Net income (loss) for the period			20,008	20,008
Balances at March 31, 2018	11,277,200	243,515	(296,372)	(52,857)
Net income (loss) for the period			67,708	67,708
Balances at June 30, 2018	11,277,200	243,515	(228,664)	14,851
Sales of common stock	200,000	2,000		2,000
Net income (loss) for the period	—	—	(4,994)	(4,994)
Balances at September 30, 2018	11,477,200	$245,515	$(233,658)	$11,857

For the nine months ending September 30, 2019
Balances at December 31, 2018	11,477,200	$245,515	$(248,174)	$(2,659)
Net income (loss) for the period	—	—	(54,336)	(54,336)
Balances at March 31, 2019	11,477,200	245,515	(302,510)	(56,995)
Sales of common stock	336,000	100,000	—	100,000
Net income (loss) for the period	—	—	(107,044)	(107,044)
Balances at June 30, 2019	11,813,200	345,515	(409,554)	(64,039)
Net income (loss) for the period	—	—	(53,977)	(53,977)
Balances at September 30, 2019	11,813,200	$345,515	$(463,531)	$(118,016)

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2019	September 30, 2018
Cash Flows From Operating Activities:
Net income (loss)	$(215,357)	$82,722
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
(Gain) Loss on sale of fixed assets	3,963	(4,442)
Depreciation	43,210	44,929
Bad debt expense	15,101	—
Changes in operating assets and liabilities:
Increase in accounts receivable	(34,573)	(116,638)
Decrease in inventory	6,275	7,765
Increase (decrease) in accounts payable and accrued liabilities	(12,849)	39,053
Net cash provided by (used for) operating activities	(194,230)	53,389

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	2,538	7,359
Purchase of fixed assets	(33,425)	(44,889)
Net cash (used for) investing activities	(30,887)	(37,530)

Cash Flows From Financing Activities:
Net borrowings (repayments) under line-of-credit agreements	5,543	(5,395)
Proceeds from officer	197,878	—
Payments on long-term debt	(7,682)	(8,705)
Proceeds from sales of common stock	100,000	2,000
Net cash provided by (used in) financing activities	295,739	(12,100)

Net Increase in Cash	70,622	3,759
Cash At The Beginning Of The Period	6,980	17,921

Cash At The End Of The Period	$77,602	$21,680

Schedule of Non-Cash Investing and Financing Activities
Lease liability and right-of-use-asset	$43,677	—

Supplemental Disclosure
Cash paid for interest	$(6,478)	$(3,946)
Cash paid for income taxes	$—	$—

The accompanying footnotes are an integral part of these unaudited condensed financial statements.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

Effective June 21, 2019 WesBev LLC, a Nevada limited liability company ("WesBev"), acquired 8,000,000 shares of common stock from Michael J. West, a founder, director and former principal shareholder of the Company, consisting of approximately 69.7% of the issued and outstanding shares of the Company at the time of the purchase. As part of his agreement with WesBev, Mr. West undertook to appoint or cause the appointment of up to three persons nominated by WesBev to the board of directors of the Company. Effective June 21, 2019 the Company sold 336,000 shares of common stock to WesBev for $100,000. Following these stock purchases, WesBev beneficially owns 8,336,000 shares, or approximately 71% of the issued and outstanding shares of the Company, and may be deemed to be in control of the Company.

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the nine months ended September 30, 2019 and 2018 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2018 audited financial statements. The results of operations for the periods ended September 30, 2019 and 2018 are not necessarily indicative of the operating results for the full year.

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

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Accounts receivable

The majority of the Company’s revenues are received from Medicare, Medicaid, and private insurance companies. As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates. The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. The Company wrote off bad debts of $15,101 and $0 for the nine months ended September 30, 2019 and 2018, respectively. At September 30, 2019 and December 31, 2018, the Company has determined that no allowance for doubtful accounts is necessary.

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

Advertising costs

Advertising costs are expensed as incurred. The Company had advertising costs during the nine months ended September 30, 2019 and 2018 of $7,860 and $13,386, respectively.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

There were no potentially dilutive debt or equity instruments issued or outstanding during the nine months ended September 30, 2019 or 2018.

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

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases (Topic 842),” a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU” asset) representing its right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has adopted this standard effective January 1, 2019. The Company elected the optional transition method that permits adoption of the new standard prospectively, as of the effective date, without adjusting comparative periods presented. See Note 6 for disclosure required by ASC 842.

NOTE 2.  EQUIPMENT

Fixed assets are comprised of office equipment, vehicles, and the wheelchair and hospital bed rental pool, which consists of wheelchairs and hospital beds rented to customers over the shorter of the 13-month rental period mandated by Medicaid and Medicare, or the period over which the customer requires use of the wheelchair or hospital bed. At the end of the use period, the wheelchair or hospital bed is transferred to the customer. Depreciation is computed over the estimated useful life of the assets, ranging from 13 months to 7 years, on the straight-line basis. Depreciation expense for the nine months ended September 30, 2019 and 2018 was $43,210 and $44,929, respectively. Accumulated depreciation totaled $100,078 and $92,907 at September 30, 2019 and December 31, 2018, respectively.

NOTE 3.  LINE OF CREDIT

At September 30, 2019 and December 31, 2018, the Company owed a bank $71,724 and $66,181, respectively, under a revolving line of credit. The line of credit is secured by all Company assets, is capped at $100,000, is due on demand, and bears interest at variable rates approximating 7% on average. Interest expense under the note totaled $4,202 and $3,256 during the nine months ended September 30, 2019 and 2018, respectively.  During the nine months ended September 30, 2019 and 2018, the Company made net borrowings and (principal payments) of $5,543 and ($5,395), respectively.

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

NOTE 4. RELATED PARTY LOAN

On June 21, 2019, the Company entered into a short-term loan with Michael West, a former officer of the company.  The loan has a one-year term and bears interest at a rate of 2.5% per annum.  There are no mandatory payments, interest shall accrue and all outstanding principal and interest is due at maturity.  As of September 30, 2019 the loan has a balance of $197,878.

NOTE 5.  LONG-TERM DEBT

Long-term debt consists of the following vehicle loans, which are collateralized by their underlying vehicles with net carrying values exceeding the outstanding loan amounts:

	September 30, 2019	December 31, 2018

3.53% installment note payable $352 monthly, including interest, through July 2019	$0	$2,782

3.79% installment note payable $299 monthly, including
interest, through July 2021	6,057	8,532

2.99% installment note payable $350 monthly, including interest, through August 2019	0	2,425
Total	6,057	13,739
Less principal due within one year	(3,122)	(8,241)

TOTAL LONG-TERM DEBT	$2,935	$5,498

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

NOTE 6.  COMMON STOCK

In June 2019, the Company received net proceeds of $100,000 from the sale of 336,000 shares of no-par value common stock at $0.298 per share.

NOTE 7.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through September 2020 with monthly payments of approximately $2,292. Pursuant to ASC 842, an operating lease right-of-use (“ROU”) asset and liability were recognized at January 1, 2019 based on the present value of lease payments over the remaining lease term. The ROU asset represents the Company’s right to use the underlying office space asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The operating lease ROU asset includes any lease payments made and excludes lease incentives. The Company recognized $20,700 in lease expense during the nine months ended September 30, 2019.

Remaining lease term at September 30, 2019 (in years)	1.	0
Discount rate	5%

Nine Months Ended September 30, 2019
Operating lease expense	$20,700
Cash paid for amounts included in measurement of lease liability	$20,700

The supplemental balance sheet information related to leases for the period is as follows:

Right-of-Use Asset
ROU Asset, January 1, 2019	$43,677
Amortization of ROU Asset	(18,719)
ROU Asset, September 30, 2019	$24,958

Maturities of the Company’s lease liabilities are as follows:

Year Ending	Payments
2019	$6,876
2020	20,628
Total lease payments	27,504
Less: Imputed interest/present value discount	(2,546)
Present value of lease liability at September 30, 2019	$24,958

CANFIELD MEDICAL SUPPLY, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 and 2018 (Unaudited)

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

The Company has entered into a non-binding letter of intent with Splash Beverage Group, Inc., an innovative beverage company that markets naturally flavored tequilas under the “Salt” brand as well as performance drinks, under the “TapouT” brand, containing a proprietary blend of essential vitamins, minerals and electrolytes.

Pursuant to the letter of intent, the Company will acquire all issued and outstanding shares of Splash resulting in Splash becoming a wholly-owned subsidiary of the Company. Upon completion of the acquisition shareholders of Splash are expected to own about 85% of the Company. The Company expects to implement a reverse stock split in a range of not less than 1 for 3 nor more than 1 for 3.5 shares. Closing of the acquisition will be subject to customary closing conditions that include but are not limited to negotiation and execution of definitive transaction documents, obtaining needed shareholder consents and regulatory approvals and satisfactory completion of business, technical and legal due diligence as well as to the satisfaction of other pre-closing terms and conditions. No assurance can be given that the execution of the non-binding letter of intent by the parties will result in a closing or completion of the proposed transaction.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes to Condensed Financial Statements (unaudited) filed herewith.

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

Effective June 21, 2019 WesBev LLC, a Nevada limited liability company ("WesBev"), acquired 8,000,000 shares of common stock from Michael J. West, a founder, director and former principal shareholder of the Company, consisting of approximately 69.7% of the issued and outstanding shares of the Company at the time of the purchase. As part of his agreement with WesBev, Mr. West undertook to appoint or cause the appointment of up to three persons nominated by WesBev to the board of directors of the Company. Effective June 21, 2019 the Company sold 336,000 shares of common stock to WesBev for $100,000. Following these stock purchases WesBev beneficially owns 8,336,000 shares, or approximately 71% of the issued and outstanding shares of the Company, and may be deemed to be in control of the Company. On June 28, 2019, the Company’s board of directors (the “Board”) amended the registrant’s bylaws to expand the number of members of the Board from three persons to five persons.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2018.

Revenues for the three months ended September 30, 2019 were $305,197 as compared to revenues of $312,988 for the three months ended September 30, 2018.  The $7,791 decrease in sales is due to a decrease in our complex rehab powerchair and wheelchairs sold. Cost of goods sold for the three months ended September 30, 2019 were $143,348 as compared to cost of goods sold for the three months ended September 30, 2018 of $147,911.  The $4,563 decrease in cost of goods sold for the three-month period ended September 30, 2019 is primarily due to our decreased sales, and as our sales decreased, our cost for those sales correspondingly decreased. Our gross profit for the three months ended September 30, 2019 was $161,849, as compared to gross profit of $165,077 for the three-month period ended September 30, 2018, which is a decrease of $3,228 and is due to our decreased revenues during the period.

Operating expenses for the three months ended September 30, 2019 were $214,567 as compared to $167,286 for the three months ended September 30, 2018. The $47,282 increase in our operating expenses was primarily a result of an $11,275 increase in our salaries and wages, as well as a $29,475 increase in our professional fees related to the change in control. The net loss for the three months ended September 30, 2019 was $53,977 as compared to a net loss of $4,994 for the three months ended September 30, 2018. The increase in our net loss is due to our decrease in revenue coupled with our increase in operating expenses during the period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2018.

Revenues for the nine months ended September 30, 2019 were $752,099 as compared to revenues of $1,012,377 for the nine months ended September 30, 2018.  The $260,278 decrease in sales is due to a decrease in our complex rehab powerchair and wheelchairs sold. Cost of goods sold for the nine months ended September 30, 2019 were $393,094 as compared to cost of goods sold for the nine months ended September 30, 2018 of $465,122.  The $72,028 decrease in cost of goods sold for the nine-month period ended September 30, 2019 is primarily due to our decreased sales, and as our sales decreased, our cost for those sales correspondingly decreased. Our gross profit for the nine months ended September 30, 2019 was $359,005, as compared to gross profit of $547,255 for the nine-month period ended September 30, 2018, which is a decrease of $188,250, and is due to our decreased revenues during the period.

Operating expenses for the nine months ended September 30, 2019 were $564,273 as compared to $465,030 for the nine months ended September 30, 2018. The $99,243 increase in our operating expenses was a result of a $45,855 increase in our salaries and wages because the Company hired a new employee in September 2018, a $40,081 increase in our professional fees due to additional legal fees incurred in connection with the change in control, and a $15,026 increase in our general and administrative fees. The net loss for the nine months ended September 30, 2019 was $215,357 as compared to a net income of $82,722 for the nine months ended September 30, 2018. The change in net income to net loss is due to the decrease in revenue coupled with the increase in operating expenses during the period.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2019, we had total assets of $500,786, and as of December 31, 2018, we had total assets of $408,295.

Net cash used for operating activities during the nine months ended September 30, 2019 was ($194,230) as compared to net cash provided by operating activities for the nine months ended September 30, 2018 of $53,389. The primary reasons for the change in cash provided by operating activities was the decrease in revenue and the change from a net income of $82,722 to a net loss of $215,357, which was a result of a significant decrease in accounts receivable.

Net cash used for investing activities during the nine months ended September 30, 2019 was ($30,887). In comparison, during the nine months ended September 30, 2018, net cash used for investing activities was ($37,530). We had $2,538 of proceeds from the sale of fixed assets during the nine-month period ended September 30, 2019, as compared to $7,359 of proceeds from the sale of fixed assets during the nine month period ended September 30, 2018. Additionally, we had $33,425 used for the purchase of fixed assets during the nine-month period ended September 30, 2019, as compared to $44,889 used for the purchase of fixed assets during the nine month period ended September 30, 2018.

Net cash provided by financing activities during the nine months ended September 30, 2019 was $295,739 as compared to ($12,100) used for financing activities for the nine-month period ended September 30, 2018.  During the nine months ended September 30, 2019, the Company received $197,878 from an officer, as well as $100,000 in proceeds from a sale of common stock.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: November 14, 2019	By:	/s/ Heather Kearns
Heather Kerns, CEO (Principal Executive Officer)

Date: November 14, 2019	By:	/s/ Heather Kearns
Heather Kearns, CFO (Principal Financial Officer and Principal Accounting Officer)

