Form 10-K
period 2019-12-31
Canfield Medical Supply, Inc.
filed 2020-03-27
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the Registrant's common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter was $3,683,160.

On March 27, 2020, there were 11,813,200 shares of the Registrant's common stock outstanding.

CANFIELD MEDICAL SUPPLY, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2019

PART I

Item 1.  Business.

General Information

Canfield Medical Supply, Inc. ("the Company," "it", "we', "us" or "our") was incorporated in the State of Ohio on September 3, 1992.  On April 18, 2012 it changed its domicile to the State of Colorado by merging with a newly formed Colorado subsidiary.

We commenced our operations in September 1992.  Initially we operated as a compounding pharmacy providing Intradialytic Parenteral Nutrition (a means of providing additional nutrition to patients on dialysis) to patients with End Stage Renal Disease who had experienced excessive weight loss due to intestinal malabsorption.  We also provided pharmacy services to patients who required intravenous antibiotic therapy, home total parenteral nutrition and home enteral nutrition. (Enteral nutrition involves absorption of the drug through the gastrointestinal tract and parenteral nutrition involves administering the drug/nutrition in some way other than the digestive tract.)  We also provided various nebulizer medications for patients with chronic obstructive pulmonary disease. (A nebulizer is a device used to administer medication in the form of a mist inhaled into the lungs.) We ceased pharmacy operations in May 2002 in response to significant reductions in reimbursement by Medicare, Medicaid and Private Insurance Companies, and changed our focus to providing quality home medical equipment and supplies to patients in our geographical area. We have never been involved in any bankruptcy, receivership, or similar proceeding.

Effective June 21, 2019 WesBev LLC, a Nevada limited liability company ("WesBev"), acquired 8,000,000 shares of common stock from Michael J. West, a founder, director and former principal shareholder of the Company, consisting of approximately 69.7% of the issued and outstanding shares of the Company at the time of the purchase. As part of his agreement with WesBev, Mr. West undertook to appoint or cause the appointment of up to three persons nominated by WesBev to the board of directors of the Company. Effective June 21, 2019 the Company sold 336,000 shares of common stock to WesBev for $100,000. Following these stock purchases WesBev beneficially owned 8,336,000 shares, or approximately 71% of the issued and outstanding shares of the Company.

On December 31, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SBG Acquisition Inc. (“Merger Sub”), a Nevada Corporation wholly-owned by the Company, and Splash Beverage Group, Inc. a Nevada corporation (“Splash”) pursuant to which Merger Sub shall be merged with and into Splash (the “Merger”) with Splash as the surviving company and a wholly-owned subsidiary of the Company. The closing of the Merger shall take place on the first business day following satisfaction or waiver of the closing terms and conditions set forth in the Merger Agreement.

Completion of the Merger is subject to customary closing terms and conditions including, among others:

•	the adoption of the Merger Agreement by Splash’s stockholders;
•	the representations and warranties of the respective parties being true and correct in all material respects as of the closing day of the Merger;
•	since June 1, 2019 through the closing of the Merger, Splash shall have raised from the aggregate sale of its equity securities not less than $1,500,000 which shall be available or was utilized for inventory purchases, reductions to accounts payable and for other general working capital purposes;
•	on the closing of the Merger liabilities of Splash debt shall not exceed $500,000;
•	Splash shall have entered into note conversion agreements with substantially all holders of its debt pursuant to which such debt is converted into shares Splash’s common stock at a conversion price of $1.00 per share;
•	designated shareholders of Splash shall have entered into lock-up/leak out agreements by which they will agree to restrict post-Merger sales of Canfield securities for a period of up to one year following the Merger, as more particularly described within the Merger Agreement;
•	the Company and Michael West, the Company’s former Chief Executive Officer, and a current director, shall have entered into a Business Transfer and Indemnity Agreement pursuant to which all operations, assets and liabilities of the Company’s home health services business shall be transferred and conveyed to Mr. West or an entity designated by Mr. West in exchange for his indemnifying the Company for certain liabilities and claims;
•	the Company shall not have any liabilities exceeding $50,000 in the aggregate;
•	the Company’s directors and officers shall have tendered their resignations;
•	Robert Nistico, Chief Executive Officer of Splash, shall be appointed as chief executive officer of the Company; and
•	the composition of the Company’s board of directors shall be as set forth in the Merger Agreement.

As of the date of this annual report, all conditions to closing have been completed, except for the fourth, and the seventh through eleventh bulleted conditions listed above. The items listed in the seventh, ninth and tenth bulleted conditions above have been finalized, but will not be delivered until the closing date.

At the closing of the Merger, each outstanding share of common stock, Series A Preferred Stock and Series B Preferred Stock of Splash, shall be converted into such amount of fully paid and non-assessable shares of common stock of the Company. Upon completion of the merger, shareholders of Splash as a group will own on a fully diluted basis approximately 85% of the Company and the current shareholders of the Company as a group will own on a fully diluted basis approximately 15% of the Company.

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

Payors.  We derive substantially all of our revenues from third-party payors, including private insurers, Medicare, Medicaid, and managed care organizations.  For the year ended December 31, 2019, approximately 29% of our net revenues were derived from Medicare and Medicaid.  Generally, each third-party payor has specific requirements, which must be met before claim submission will result in payment.  We have procedures in place to manage the claims submission process, including verification procedures to facilitate complete and accurate documentation.  Notwithstanding these measures, violation of these requirements may still occur and could result in the termination of a contract with a payor, the repayment of amounts previously received, or other potentially significant liability.  When the third-party payor is a governmental entity, violations of these requirements could subject us to civil, administrative, and criminal enforcement actions.  We are subject to periodic audits by Medicare and Medicaid, the results of which have not identified any violations by us of these governmental entities' claim submission requirements.

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

Self-pay Claims.  Approximately 12% of our business during the year ended December 31, 2019 was comprised of self-pay business.  This business represents persons who come into our store and purchase items not covered by insurance and patients who already may be purchasing something from us that is covered by insurance and they desire to purchase something additional that is not covered by insurance.  Some of these customers pay for their product at the time of purchase and we send or deliver invoices to the others.  These invoices request payment on receipt of the invoice.  We consider these receivables delinquent once they are 180 days late.  We rely on our past collection experience with other patients for similar or different products to determine if any of such receivables are still collectible.  At December 31, 2019, we determined that no allowance for such items was necessary.

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

Marketing

We market our products and services primarily to physicians, discharge planners for hospitals and rehab facilities, nursing services, companies that provide home care companions and aides, home health agencies, and case managers.  Our marketing is primarily done by Michael West, our former President who has developed relationships with many of the persons to whom we market in the course of his dealings with prior patients who purchased our products or services over the past 25 years that we have been in business.  Most of our marketing consists of face-to-face meetings and in-service education with the staff at facilities to which we provide services.  We also provide educational pamphlets and product specific brochures to go along with marketing materials such as pens, scratch pads, calendars, and prescription pads.

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

Medicare and Medicaid Revenues.  In the years ended December 31, 2019 and 2018, approximately 29% of our net revenues were reimbursed by the Medicare and state Medicaid programs, respectively.  No other third-party payor represented more than 10% of our total net revenues for the year ended December 31, 2019.  The majority of our revenues are derived from sales of equipment and supplies we sell to patients for patient care under fee-for-service arrangements.   Fee-for-service is a payment model where services are unbundled and paid for separately, and occurs when doctors and other health care providers receive a fee for each service, such as an office visit, test, or procedure.  Since most of the manufacturers of the products we sell do not provide direct patient care, our services primarily involve providing in-home-delivery, set-up, and maintenance of home medical equipment.  All of these services are included in our service under a single claim, and cannot be billed separately. We do not have ongoing arrangements with patients or medical providers, other than rental agreements that we have for wheel chairs and hospital beds.

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

Employees

As of December 31, 2019, we had four full-time and five part-time employees.

Item 1A.   Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this item.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

Our offices are located at 4120 Boardman-Canfield Road, Canfield, Ohio 44406.  We rent our offices pursuant to a three-year lease extension which expires in September 2020.  Our monthly rent is approximately $2,700, plus costs.

Item 3.    Legal Proceedings.

No legal proceedings are currently pending or threatened to the best of our knowledge.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Ranges of Common Stock

Our stock is quoted on the OTCQB under the symbol “CNMF.” We were listed on July 10, 2018. There are 11,813,200 shares outstanding as of March 27, 2020. The below table provides the high and low bid prices of our common stock for each quarterly period during the previous two fiscal years.

	Year ended December 31, 2019
	High	Low
Fourth Quarter	$1.50	$0.54
Third Quarter	$8.99	$0.60
Second Quarter	$1.37	$0.45
First Quarter	$0.07	$0.01

	Year ended December 31, 2018
	High		Low
Fourth Quarter		$0.70		$0.01
Third Quarter		$0.01		$0.01
Second Quarter	$	N/A	$	N/A
First Quarter	$	N/A	$	N/A

Aggregate Number of Holders of Common Stock

The number of record holders of our common stock on December 31, 2019 was 133.

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

In July 2018, the Company received net proceeds of $2,000 from the sale of 200,000 shares of no-par value common stock at $0.01 per share.

The above listed sales were made pursuant to the exemption from registration available under Section 4(a)(2) of the Securities Act of 1933.

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

Effective June 21, 2019, WesBev LLC, a Nevada limited liability company ("WesBev"), acquired 8,000,000 shares of common stock from Michael J. West, a founder, director and former principal shareholder of the Company, consisting of approximately 69.7% of the issued and outstanding shares of the Company at the time of the purchase. As part of his agreement with WesBev, Mr. West undertook to appoint or cause the appointment of up to three persons nominated by WesBev to the board of directors of the Company. Effective June 21, 2019 the Company sold 336,000 shares of common stock to WesBev for $100,000. Following these stock purchases WesBev beneficially owned 8,336,000 shares, or approximately 71% of the issued and outstanding shares of the Company.

On December 31, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SBG Acquisition Inc. (“Merger Sub”), a Nevada Corporation wholly-owned by the Company, and Splash Beverage Group, Inc. a Nevada corporation (“Splash”) pursuant to which Merger Sub shall be merged with and into Splash (the “Merger”) with Splash as the surviving company and a wholly-owned subsidiary of the Company. The closing of the Merger shall take place on the first business day following satisfaction or waiver of the closing terms and conditions set forth in the Merger Agreement.

Completion of the Merger is subject to customary closing terms and conditions including, among others:

●	the adoption of the Merger Agreement by Splash’s stockholders;
●	the representations and warranties of the respective parties being true and correct in all material respects as of the closing day of the Merger;
●	since June 1, 2019 through the closing of the Merger, Splash shall have raised from the aggregate sale of its equity securities not less than $1,500,000 which shall be available or was utilized for inventory purchases, reductions to accounts payable and for other general working capital purposes;
●	on the closing of the Merger liabilities of Splash debt shall not exceed $500,000;
●	Splash shall have entered into note conversion agreements with substantially all holders of its debt pursuant to which such debt is converted into shares Splash’s common stock at a conversion price of $1.00 per share;
●	designated shareholders of Splash shall have entered into lock-up/leak out agreements by which they will agree to restrict post-Merger sales of Canfield securities for a period of up to one year following the Merger, as more particularly described within the Merger Agreement;
●	the Company and Michael West, the Company’s former Chief Executive Officer, and a current director, shall have entered into a Business Transfer and Indemnity Agreement pursuant to which all operations, assets and liabilities of the Company’s home health services business shall be transferred and conveyed to Mr. West or an entity designated by Mr. West in exchange for his indemnifying the Company for certain liabilities and claims;
●	the Company shall not have any liabilities exceeding $50,000 in the aggregate;
●	the Company’s directors and officers shall have tendered their resignations;
●	Robert Nistico, Chief Executive Officer of Splash, shall be appointed as chief executive officer of the Company; and
●	the composition of the Company’s board of directors shall be as set forth in the Merger Agreement.

As of the date of this annual report, all conditions to closing have been completed, except for the fourth, and the seventh through eleventh bulleted conditions listed above. The items listed in the seventh, ninth and tenth bulleted conditions above have been finalized, but will not be delivered until the closing date.

At the closing of the Merger, each outstanding share of common stock, Series A Preferred Stock and Series B Preferred Stock of Splash, shall be converted into such amount of fully paid and non-assessable shares of common stock of the Company. Upon completion of the merger, shareholders of Splash as a group will own on a fully diluted basis approximately 85% of the Company and the current shareholders of the Company as a group will own on a fully diluted basis approximately 15% of the Company.

Results of Operation for the year ended December 31, 2019 as compared to the year ended December 31, 2018

Revenues for the year ended December 31, 2019 were $1,017,833 as compared to the revenues of $1,309,178 for the year ended December 31, 2018.  The $291,345 decrease in sales is due to a decrease in the number of expensive complex rehab powerchairs sold as well as custom manual wheelchairs sold in the year ended December 31, 2019 as compared to the year ended December 31, 2018.

Cost of goods sold for the year ended December 31, 2019 were $508,874 as compared to cost of goods sold for the year ended December 31, 2018 of $605,273.  The $96,399 decrease in cost of goods sold during the year ended December 31, 2019 is primarily due to our decreased sales of powerchairs and manual wheelchairs. As our sales of those products decreased, our costs associated with the sale of those products correspondingly decreased.

Operating expenses for the year ended December 31, 2019 were $927,209 as compared to $637,230 for the year ended December 31, 2018.  The $289,979 increase in operating expenses was primarily due to an $82,026 increase in our professional fees due to change in control, a $36,469 increase in salaries and wages, and issuance of stock options valued at $160,786.

Our net loss for the year ended December 31, 2019 was $477,234 as compared to net income of $68,206 for the year ended December 31, 2018. The primary reasons for the change to a net loss for 2019 versus net income in 2018 was our $291,349 decrease in revenue for the year ended December 31, 2019, coupled with our $342,125 increase in operating expenses during the period.

Liquidity and Capital Resources

As of December 31, 2019, we had a working capital deficit of $260,888 compared to a working capital deficit of $55,788 as of December 31, 2018.

Net cash used for operating activities during the year ended December 31, 2019 was $228,405 as compared to net cash provided by operating activities for the year ended December 31, 2018 of $62,392. The primary reasons for the change in our cash related to operating activities was the decrease in revenue and the increase in operating expenses as explained above.

Net cash used for investing activities during the year ended December 31, 2019 was $47,939, which consisted of $54,385 used for the purchase of equipment which was offset by $6,446 received from the sale of equipment as compared to net cash used for investing activities of $67,569 for the year ended December 31, 2018, which consisted of $75,633 used for the purchase of equipment offset by $8,064 received from the sale of equipment.

Net cash provided by financing activities during the year ended December 31, 2019 was $292,679 as compared to $5,764 used for financing activities for the year ended December 31, 2018. The Company sold shares of its common stock during the years ended December 31, 2019 and 2018 for proceeds of $100,000 and $2,000, respectively. The Company also paid $8,523 and $11,567 in debt principal during the years ended December 31, 2019 and 2018, respectively. In addition, during the year ended December 31, 2019, an officer lent the Company net proceeds of $197,849 in cash to be used for working capital.

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

Critical Accounting Policies and Estimates

See Note 1 to the accompanying financial statements for complete disclosure of our critical accounting policies and estimates.

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

Accounts Receivable

The majority of the Company’s revenues are received from Medicare, Medicaid, and private insurance companies. As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates. The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 30, 2019 and December 31, 2018, the Company has determined that no allowance for doubtful accounts is necessary.

Revenue recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 606, "Revenue Recognition."  Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that creates enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the Company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer. The amount of revenue recognized is the amount allocated to the satisfied performance obligation.  For sales of our Company products, a purchase arrangement is evidenced by a written order, with delivery considered as made after physical customer acceptance. Although rare, defective products may be returned, with other return issues considered on a case by case basis. Services such as periodic scheduled deliveries are contracted in writing, and generally billed monthly. Any service revenue earned by the Company for services such as safety and set up consulting or claims processing is recorded after the service is performed. Rental of durable home medical equipment is evidenced by written contract, with revenue recognized when rent is earned.

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

Net Income (Loss) per Share

Basic net income per common share ("Basic EPS'') excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS'') reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Lease (Topic 842),” a new lease standard requiring lessees to recognize lease assets and lease liabilities for most leases classified as operating leases under previous U.S. GAAP. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset (“ROU” asset) representing its right to use the underlying asset for the lease term. The guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company has adopted this standard effective January 1, 2019. The Company elected the optional transition method that permits adoption of the new standard prospectively, as of the effective date, without adjusting comparative periods presented. See Note 1 to the accompanying financial statements for disclosure required by ASC 842.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data.

CANFIELD MEDICAL SUPPLY, INC.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Canfield Medical Supply, Inc.

Canfield, OH

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Canfield Medical Supply, Inc. (the Company) as of December 31, 2019 and 2018, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Consideration of the Company’s Ability to Continue as a Going Concern

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

Pinnacle Accountancy Group of Utah

(a DBA of Heaton & Co., PLLC)

Farmington, Utah

March 27, 2019

CANFIELD MEDICAL SUPPLY, INC.

BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
Current Assets
Cash	$23,315	$6,980
Accounts receivable	309,622	300,993
Inventory	30,559	41,695
Right-of-use asset	18,718	—
Total Current Assets	382,214	349,668

Other Assets
Equipment, net of accumulated depreciation of $95,488 and $92,907	43,845	58,627
Total Assets	$426,059	$408,295

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$353,849	$331,034
Line of credit	69,534	66,181
Due to officer	197,849	—
Lease liability	18,718	—
Current portion of long-term debt	3,152	8,241
Total Current Liabilities	643,102	405,456
Long-term liabilities
Long-term debt	2,064	5,498
Total Long-term Liabilities	2,064	5,498
Total Liabilities	645,166	410,954

Stockholders' Equity (Deficit)
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 100,000,000 shares authorized; 11,813,200 (December 31, 2019) and 11,477,200 (December 31, 2018) shares issued and outstanding	345,515	245,515
Additional paid-in capital	160,786	—
Accumulated deficit	(725,408)	(248,174)
Total Stockholders' Equity (Deficit)	(219,107)	(2,659)
Total Liabilities and Stockholders' Equity (Deficit)	$426,059	$408,295

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.

STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018

Sales (net of returns)	$1,017,833	$1,309,178
Cost of goods sold	508,874	605,273
Gross profit	508,959	703,905

Operating expenses:
Salaries and wages	517,725	320,470
Professional fees	193,797	59,625
Depreciation	63,758	62,825
Other selling, general and administrative	204,075	194,310
Total operating expenses	979,355	637,230

Income (loss) from operations	(470,396)	66,675

Other income (expense):
Interest income	501	—
Interest expense	(8,376)	(5,715)
Gain on sale of fixed assets	1,037	7,246
Total other income (expense)	(6,838)	1,531

Income (loss) before provision for income taxes	(477,234)	68,206
Provision for income tax	—	—

Net income (loss)	$(477,234)	$68,206

Net income (loss) per share applicable to common shareholders - basic	$(0.04)	$0.01
Net income (loss) per share applicable to common shareholders - diluted	(0.04)	$0.01

Weighted average number of common shares outstanding - basic	11,635,534	11,385,693
Weighted average number of common shares outstanding - diluted	11,935,534	11,385,693

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock (No Par)		Additional Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balances at December 31, 2017	11,277,200	$243,515	$—	$(316,380)	$(72,865)

Common stock issued for cash	200,000	2,000			2,000

Net income for the year				68,206	68,206

Balances at December 31, 2018	11,477,200	$245,515	$—	$(248,174)	$(2,659)

Common stock issued for cash	336,000	100,000			100,000

Stock options granted and vested			160,786		160,786

Net (loss) for the year				(477,234)	(477,234)

Balances at December 31, 2019	11,813,200	$345,515	$160,786	$(725,408)	$(219,107)

The accompanying footnotes are an integral part of these financial statements

CANFIELD MEDICAL SUPPLY, INC.

STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2019	2018

Cash Flows from Operating Activities:
Net income (loss)	$(477,234)	$68,206
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Gain on disposal of fixed assets	(1,037)	(7,246)
Depreciation	63,758	62,825
Stock-based compensation	160,786	—
Changes in current assets and liabilities
Increase in accounts receivable	(8,629)	(149,731)
(Increase) decrease in inventory	11,136	(16,486)
Increase in accounts payable and accrued liabilities	22,815	104,824
Net cash provided by (used for) operating activities	(228,405)	62,392

Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	6,446	8,064
Purchase of property and equipment	(54,385)	(75,633)
Net cash (used for) investing activities	(47,939)	(67,569)

Cash Flows from Financing Activities:
Net borrowings on line of credit	3,353	3,803
Proceeds from officer	276,550	—
Payments to officer	(78,701)	—
Payments on long-term debt	(8,523)	(11,567)
Proceeds from sales of common stock.	100,000	2,000
Net cash provided by (used for) financing activities	292,679	(5,764)

Net Increase (Decrease) in Cash	16,335	(10,941)
Cash at the Beginning of the Period	6,980	17,921
Cash at the End of the Period	$23,315	$6,980

Schedule Of Non-Cash Investing And Financing Activities
Recognition of right-of use asset and lease liability	$43,677	$—
Amortization of right-of-use asset	$24,959	$—

Supplemental Disclosure
Cash paid for interest	$8,376	$5,715
Cash paid for income taxes	$—	$—

The accompanying footnotes are an integral part of these financial statements.

CANFIELD MEDICAL SUPPLY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

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

On December 31, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SBG Acquisition Inc. (“Merger Sub”), a Nevada Corporation wholly-owned by the Company, and Splash Beverage Group, Inc. a Nevada corporation (“Splash”) pursuant to which Merger Sub shall be merged with and into Splash (the “Merger”) with Splash as the surviving company and a wholly-owned subsidiary of the Company. The closing of the Merger shall take place on the first business day following satisfaction or waiver of the closing terms and conditions set forth in the Merger Agreement.

Completion of the Merger is subject to customary closing terms and conditions including, among others:

●	the adoption of the Merger Agreement by Splash’s stockholders;
●	the representations and warranties of the respective parties being true and correct in all material respects as of the closing day of the Merger;
●	since June 1, 2019 through the closing of the Merger, Splash shall have raised from the aggregate sale of its equity securities not less than $1,500,000 which shall be available or was utilized for inventory purchases, reductions to accounts payable and for other general working capital purposes;
●	on the closing of the Merger liabilities of Splash debt shall not exceed $500,000;
●	Splash shall have entered into note conversion agreements with substantially all holders of its debt pursuant to which such debt is converted into shares Splash’s common stock at a conversion price of $1.00 per share;
●	designated shareholders of Splash shall have entered into lock-up/leak out agreements by which they will agree to restrict post-Merger sales of Canfield securities for a period of up to one year following the Merger, as more particularly described within the Merger Agreement;
●	the Company and Michael West, the Company’s former Chief Executive Officer, and a current director, shall have entered into a Business Transfer and Indemnity Agreement pursuant to which all operations, assets and liabilities of the Company’s home health services business shall be transferred and conveyed to Mr. West or an entity designated by Mr. West in exchange for his indemnifying the Company for certain liabilities and claims;
●	the Company shall not have any liabilities exceeding $50,000 in the aggregate;
●	the Company’s directors and officers shall have tendered their resignations;
●	Robert Nistico, Chief Executive Officer of Splash, shall be appointed as chief executive officer of the Company; and
●	the composition of the Company’s board of directors shall be as set forth in the Merger Agreement.

As of the date of this annual report, all conditions to closing have been completed, except for the fourth, and the seventh through eleventh bulleted conditions listed above. The items listed in the seventh, ninth and tenth bulleted conditions above have been finalized, but will not be delivered until the closing date.

Use of Estimates

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts Receivable

The majority of the Company’s revenues are received from Medicare, Medicaid, and private insurance companies. As such, the Company records revenues at allowable amounts, net of estimated allowances and discounts based on contracted prices and historical collection rates. The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 30, 2019 and December 31, 2018, the Company has determined that no allowance for doubtful accounts is necessary.

CANFIELD MEDICAL SUPPLY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Property and Equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life.

Inventory

The Company carries inventory of durable medical equipment and medical supplies for resale.  Inventory is accounted for on a first–in first-out basis. Inventory consists of the following:

	December 31, 2019	December 31, 2018
Durable medical equipment	$22,759	$33,570
Medical supplies	249	1,076
Enteral	7,551	7,049
TOTALS	$30,559	$41,695

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

CANFIELD MEDICAL SUPPLY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

The Company’s primary source of revenue is reimbursement from Medicare, Medicaid, and private insurance companies for the procurement and sale of medical equipment and supplies to patients. The amount of revenue earned from each classification as a percent of total revenues is as follows:

	December 31,
	2019	2018
Medicare	19%	29%
Medicaid	7%	9%
Private pay/private insurance	73%	58%
Other	1%	4%
Total	100%	100%

Advertising Costs

Advertising costs are expensed as incurred. The Company had advertising costs during the years ended December 31, 2019 and 2018 of $13,453 and $18,129, respectively.

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

 Through February 2012, the Company was an S-Corporation for income tax purposes, and therefore a pass-through entity paying no income tax at the corporate level. The Company had no material loss carryforwards as of December 31, 2011. Included in the Company’s accumulated deficit from February 2012 forward is approximately $99,000 in undistributed S-Corporation losses. At December 31, 2019 and 2018 the Company had net operating loss carryforwards (NOL’s) of approximately $462,000 and $144,000 respectively, which may be applied against future taxable income. However, if certain substantial changes in the Company’s ownership should occur, there could be an annual limitation on the amount of net operating loss carryforwards that can be utilized. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect (2019 and 2018: 21% federal and 5% state) of the loss carryforwards of approximately $120,000 and $37,440 at December 31, 2019 and 2018, respectively, and therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in valuation allowance is approximately $82,560 and ($19,760) for the periods ended December 31, 2019 and 2018, respectively. The tax effect of remaining NOL’s and resulting deferred tax assets of $120,000 remain fully reserved by valuation allowance, due to continued uncertainty as to their utilization.

CANFIELD MEDICAL SUPPLY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Net Income (Loss) per Share

Basic net income per common share ("Basic EPS'') excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS'') reflects the potential dilution that could occur if stock options or other contracts to issue shares of common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Numerator
Net income (loss) applicable to common shareholders	$(477,234)	$68,206

Denominator
Weighted average common shares outstanding, basic	11,635,534	11,385,693
Stock options	300,000	—
Weighted average common shares outstanding, diluted	11,935,534	11,385,693
Net Income per share - Basic	$(0.04)	$0.01
Income per shares - Diluted	$(0.04)	$0.01

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

Other Selling, General and Administrative Expenses

Other selling, general and administrative expenses included the following:

	December 31,
	2019	2018
Rent	$27,504	$27,504
Office expenses	25,765	40,727
Other SG&A	150,806	126,079
Total	$204,075	$194,310

CANFIELD MEDICAL SUPPLY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 1.  ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. No impairment was noted during the years ended December 31, 2019 and 2018.

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

NOTE 2.  EQUIPMENT

Property and equipment are recorded at cost and consist of the following:

	December 31,
	2019	2018
Office equipment	$2,934	$2,934
Vehicles	70,208	70,208
Wheelchair rental pool	66,191	78,392
Total property and equipment	139,333	151,534
Accumulated depreciation	(95,488)	(92,907)
Net property and equipment	$43,845	$58,627

Depreciation is computed using the straight-line method based upon estimated useful lives as follows:

Office equipment	7 years
Vehicles	5 years
Wheelchair rental pool	13 months

Depreciation for 2019 and 2018 was $63,758 and $62,825, respectively.

The wheelchair rental pool consists of wheelchairs rented to customers over the shorter of the 13 month use period as mandated by Medicare and Medicaid, or the period over which the customer requires use of a wheelchair. At the end of the use period, the chair is either returned to the pool to be rented to another customer, or title of the chair is transferred to the customer.

NOTE 3.  LINE OF CREDIT

At December 31, 2019 and December 31, 2018, the Company owed a bank $69,534 and $66,181, respectively, under a revolving line of credit. The line of credit is secured by all Company assets, is capped at $100,000, is due on demand, and bears interest at variable rates approximating 7% on average. Interest expense under the note totaled $5,410 and $4,327 during the years ended December 31, 2019 and 2018, respectively.  During 2019 and 2018, the Company made net borrowings $3,353 and $3,803, respectively.

CANFIELD MEDICAL SUPPLY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 4. RELATED PARTY LOAN

On June 21, 2019, the Company entered into a short-term loan with Michael West, an officer of the Company, for $276,550. The loan has a one-year term from June 21, 2019, and is non-interest bearing. The Company made payments of $78,701 on this loan, resulting in a loan balance of $197,849 and $0 as of December 31, 2019 and December 31, 2018, respectively.

NOTE 5.  LONG-TERM DEBT

Long-term debt consists of the following vehicle loans, which are collateralized by their underlying vehicles with net carrying values exceeding the outstanding loan amounts:

	December 31, 2019	December 31, 2018

3.53% installment note payable $352 monthly, including interest, through July 2019	$—	$2,782

3.79% installment note payable $299 monthly, including
interest, through July 2021	5,216	8,532

2.99% installment note payable $350 monthly, including interest, through August 2019	—	2,425
Total	5,216	13,739

Less principal due within one year	(3,152)	(8,241)

TOTAL LONG-TERM DEBT	$2,064	$5,498

Principal payments due on long-term debt subsequent to December 31, 2019, are as follows:

2020	$3,152
2021	2,064
TOTAL	$5,216

CANFIELD MEDICAL SUPPLY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 6.  STOCKHOLDERS’ EQUITY

Common Stock

In June 2019, the Company received net proceeds of $100,000 from the sale of 336,000 shares of no-par value common stock at $0.298 per share.

In July 2018, the Company received net proceeds of $2,000 from the sale of 200,000 shares of no-par value common stock at $0.01 per share.

2019 Stock Options Granted

On November 26, 2019, the Board granted stock options to each of two officers, one director, and one advisor for the purchase of 300,000 shares of the common stock of the Company. The options expire in five years from the issuance date, have an exercise price of $0.55, and were immediately vested and exercisable.  On the grant date, total recognized compensation of $160,786 was recorded as salaries and wages.

For the year ended December 31, 2019
Number of shares	300,000
Fair market value per share	$0.54
Stock based compensation recognized	$160,786

As of December 31, 2019, total unrecognized compensation remaining to be recognized in future periods totaled $0. The fair value of each option award above is estimated using the Black-Scholes option-pricing model with the following assumptions at the measurement date, which was deemed to be the November 26, 2019 grant date:

Measurement date
Dividend yield	0%
Expected volatility	314.95%
Risk-free interest rate	1.58%
Expected life (years)	2
Stock Price	$0.55
Exercise Price	$0.55

A summary of the activity for the Company's stock options is as follows:

	December 31, 2019
	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	0	$0
Granted	300,000	$0.55
Exercised	0	$0
Canceled	0	$0
Outstanding, end of year	300,000	$0.55
Weighted average fair value of options granted		$0.55

CANFIELD MEDICAL SUPPLY, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2019 and 2018

NOTE 7.  LEASE COMMITMENTS

The Company rents office space under a non-cancellable lease through September 2020 with monthly payments of approximately $2,292. Pursuant to ASC 842, an operating lease right-of-use (“ROU”) asset and liability were recognized at January 1, 2019 based on the present value of lease payments over the remaining lease term. The ROU asset represents the Company’s right to use the underlying office space asset for the lease term, and the lease liability represents the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The operating lease ROU asset includes any lease payments made and excludes lease incentives. The Company recognized $27,504 in lease expense during each of the years ended December 31, 2019 and 2018.

Remaining lease term at December 31, 2019 (in months)	9
Discount rate	5%

Year Ended December 31, 2019
Operating lease expense	$27,504
Cash paid for amounts included in measurement of lease liability	$27,504

The supplemental balance sheet information related to leases for the period is as follows:

Right-of-Use Asset
ROU Asset, January 1, 2019	$43,677
Amortization of ROU Asset	(24,959)
ROU Asset, December 31, 2019	$18,718

 Maturities of the Company’s lease liabilities are as follows:

Year Ending	Payments
2020	$20,628
Less: Imputed interest/present value discount	(1,910)
Present value of lease liability at December 31, 2019	$18,718

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

Management’s Annual Report on Internal Controls over Financial Reporting

The Company’s management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-l5(f) of the Securities Exchange Act). Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) (2013). Based on that assessment, management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was ineffective based on the COSO criteria, due to the following material weaknesses listed below.

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

The remediation efforts set out herein will be implemented in the current 2020 fiscal year.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management believes that despite our material weaknesses set forth above, our consolidated financial statements for the year ended December 31, 2019 are fairly stated, in all material respects, in accordance with U.S. GAAP.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fourth fiscal quarter of our fiscal year ended December 31, 2019.

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

The name, age and position of our officers and directors is set forth below:

Name	Age	Position(s) with the Company
Amy Joanne Atkinson	57	Director
Heather Kearns(1)	41	Former Principal Executive Officer, Former Principal Financial Officer and Former Principal Accounting Officer
John Matthias Lepo	78	Principal Executive Officer, Principal Financial Officer Director
Michael Long	66	Director
Michael J. West	65	Director
Stephen H. West	63	Director

(1)	Heather Kearns resigned from all officer positions with the Company effective November 19, 2019.

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. These officers and directors are our only officers, directors, promoters and control persons.

Background Information about Our Officers and Directors

Amy Joanne Atkinson

Ms Atkinson has since 2005 been Fund Manager/Director of Operations of Kirby Enterprise Capital Management, LLC where since 2012 she has managed a special situations fund and coordinates private placements and monitors investment activity. She has been responsible for integrating and updating accounting systems, developing operating procedures, preparing financial reporting, managing quarterly partnership reporting, coordinating private placements and ensuring compliance in all areas. Ms Atkinson attended Colorado State University.

Heather Kearns, CPA, MBA

Ms. Kearns has since 2011 been an independent certified public accountant specializing in corporate accounting matters and finance services for those companies needing financial expertise to meet critical business objectives. Ms Kearns received Bachelor of Science in Business Administration and a Master of Business Administration degrees from Auburn University. She is licensed as a CPA in Colorado.

John Matthias Lepo

Mr. Lepo has since 1998 been President of Battersea Capital Inc. offering consulting services to small businesses including corporate finance and advisory functions as well as advising on businesses entering the public markets. Mr. Lepo has a Bachelor of Science in Economics from Saint Mary’s University of Minnesota.

Michael Long

Mr. Long has been the chief executive officer of AnyDATA Corporation, from 2017 to the present. AnyDATA Corporation designs and manufactures OBD-2 devices for consumer automotive, commercial fleet and automotive manufacturing markets. From 2013 to 2014 he was vice president of Giant Magellan Telescope Organization (GMTO) a scientific partnership established to build and operate a 25-meter telescope at the Las Campana Observatory in Chile. From 1992 to 2013 he was president and founder of Premier Wireless, Inc. which designed and manufactured wireless communications products for the broadcast, security and military markets. He has since 2012 been a member of the Board of Trustees of Carnegie Institute of Science and received an AB, majoring in physics, from University of Chicago.

 Michael J. West

Mr. West co-founded our Company with his wife in September 1992 and served as Vice-President, Secretary and a Director until September 2004 when he became the President and sole Director.  He also founded Medical Billing Assistance, Inc. ("Medical Billing") in 1994.  Medical Billing was involved in electronic billing of medical claims to Medicare.  Medical Billing completed an acquisition of FCID Medical, Inc. in December 2010 and Mr. West resigned from all positions with Medical Billing at that time.  Mr. West received a Bachelor of Arts Degree in Biology from Wittenberg University in 1977.  Mr. West resigned from all executive officer positions with the Company on June 28, 2019, but is currently a member of our board of directors, and serves as the president of our medical supply business division. We believe that Mr. Michael West's 24 years of experience serving as either our President or Vice President enables him to make valuable contributions to our Board of Directors.

Stephen H. West

Mr. West served as Secretary, Treasurer, CFO and a Director of our company since September 2011, until his resignation from his officer positions on June 28, 2019.  He is the brother of Michael J. West.  He has been involved in the computer data storage market since 1978.  He spent twenty-two years at Storage Technology Corporation where he held positions as Director of Sales for their telecommunications region, Vice President and General Manager of the Western Region and Vice President of Global Accounts.  He co-founded PeakData Inc., a computer data storage company which focuses on sales and integration of enterprise storage solutions for Fortune 1000 companies in March 2001 and served as its Executive Vice president of Sales until January 2009.  Since January 2009, he has served as Director of Sales of Net Source, a computer storage company. From May 2007 until December 2010 he served as Secretary and a Director of Medical Billing Assistance, Inc. and he continued as a Director until April 2011.  Mr. West graduated from the University of Cincinnati with a BBA in 1978.  He plans to devote approximately 5 to 10 hours per month to our affairs.  We believe that Mr. Stephen West's 38 years of sales and executive experience in the technology industry and his knowledge of our Company's history qualify him to serve as a member of our Board of Directors.

Family Relationships

Except for Michael J. West, a director and our former CEO, and Stephen West, a director and our former CFO, Secretary and Treasurer, who are brothers, there are no family relationships among any of our directors, executive officers or key employees.

Committees of the Board of Directors

Our shares are currently quoted on the OTCQB under the symbol “CNFM.”   We have no separately designated standing audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. The functions of those committees are currently undertaken by our Board of Directors.

Our Board of Directors believes that, considering our size, decisions relating to director nominations can be made on a case-by-case basis by all members of the Board of Directors without the formality of a nominating committee or a nominating committee charter. To date, we have not engaged third parties to identify or evaluate or assist in identifying potential nominees, although we reserve the right to do so in the future.

The Board of Directors does not have an express policy with regard to the consideration of any director candidates recommended by stockholders since the Board of Directors believes that it can adequately evaluate any such nominees on a case-by-case basis; however, the Board of Directors will evaluate stockholder recommended candidates under the same criteria as internally generated candidates. Although the Board of Directors does not currently have any formal minimum criteria for nominees, substantial relevant business and industry experience would generally be considered important, as would the ability to attend and prepare for board, committee and stockholder meetings. Any candidate must state in advance his or her willingness and interest in serving on the board of directors.

Meetings of the Board of Directors

Our Board held one meeting during the year ended December 31, 2019 and also acted via board consent. We held no annual meeting of stockholders during the year ended December 31, 2019.

Director Independence

The OTCQB imposes no director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The NASDAQ definition of “Independent Director” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Involvement in Certain Legal Proceedings

During the past ten years no current or incoming director, executive officer, promoter or control person of the Company has to its knowledge been involved in any of the following:

(1) A petition under the Federal bankruptcy laws or any state insolvency law which was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i. Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii. Engaging in any type of business practice; or

iii. Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any federal or state securities or commodities law or regulation; or

ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board leadership structure and role in risk oversight

Our Board consists of five directors, Michael J. West, our former CEO, Stephen J. West, our former CFO, Amy Atkinson, John M. Lepo, our current CEO and CFO, and Michael Long.

Item 11.   Executive Compensation.

The following table sets forth information for our two most recently completed fiscal years concerning all of the compensation awarded to, earned by or paid to the executive officers named below.  No other employees earned a salary over $100,000 in the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total($)

Michael West	2019	72,908	—	—	—	—	—	—	$72,908
	2018	72,775	—	—	—	—	—	—	$72,775

Steve West	2019	—	—	—	—	—	—	—	$—
	2018	—	—	—	—	—	—	—	$—

Amy J. Atkinson	2019	—	—	—	24,118	—	—	—	$24,118
	2018	—	—	—	—	—	—	—	$—

John M. Lepo	2019	—	—	—	64,315	—	—	—	$64,315
	2018

Michael Long	2019	—	—	—	24,118	—	—	—	$24,118
	2018	—	—	—	—	—	—	—	$—

Heather Kearns(1)	2019	—	—	—	—	—	—	—	$—
	2018	—	—	—	—	—	—	—	$—

(1)	Heather Kearns resigned from all officers positions with the Company effective November 19, 2019.

Directors Compensation

Our directors have not been paid any compensation for serving as Directors of the Company and there are no present plans or understandings with respect to future compensation.

Outstanding Equity Awards at Fiscal Year-End

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
J. Matthias Lepo	120,000	—	—	$0.55	11/28/24
Amy Joanne Atkinson	45,000	—	—	$0.55	11/28/24
Michael Long	45,000	—	—	$0.55	11/28/24

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 27, 2020, by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our Directors, (iii) each of the Executive Officers named in the Summary Compensation Table, and (iv) all of our Officers and Directors as a Group. Unless otherwise listed, the address for each of our offices and directors is 4120 Boardman-Canfield Road, Canfield, OH 44406.

Name and Address of Beneficial Owner	Beneficial Ownership(1)(2)	Approximate Percent Owned

Michael J. West	344,000	2.9%
Stephen H. West	300,000	2.5%
Amy J. Atkinson	344	*
John M. Lepo	—	—
Michael Long	—	—
Heather Kerns(3)	—	—
All Officers and Directors as a group (5 persons)	644,344	5.5%

5% or greater owners:
WesBev LLC(4)	8,336,000	70.6%

* less than one percent.

(1)	This table is based upon 11,813,200 shares of common stock issued and outstanding as of March 27, 2020.

(2)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to the shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

(3)	Heather Kearns resigned from all officer positions with the Company effective November 19, 2019.

(4)	WesBev LLC is controlled by Justin Yorke. The address for WesBev LLC is 4 Richland Place, Pasadena, CA 91103.

Item 13.   Certain Relationships and Related Transactions and Director Independence.

Effective June 21, 2019 WesBev LLC, a Nevada limited liability company ("WesBev"), acquired 8,000,000 shares of common stock from Michael J. West, a founder, director and former principal shareholder of the Company, consisting of approximately 69.7% of the issued and outstanding shares of the Company at the time of the purchase. As part of his agreement with WesBev, Mr. West undertook to appoint or cause the appointment of up to three persons nominated by WesBev to the board of directors of the Company. Effective June 21, 2019, the Company sold 336,000 shares of common stock to WesBev for $100,000. Following these stock purchases WesBev beneficially owned 8,336,000 shares.

On June 21, 2019, the Company entered into a short-term loan with Michael West, an officer of the company for $276,550. The Company made payments of $78,701 on this loan. The loan has a one-year term from June 21, 2019, and is non-interest bearing. As of December 31, 2019 and December 31, 2018 the loan had a balance of $197,849 and $0, respectively

Item 14.   Principal Accounting Fees and Services.

Approval of Services

Pending establishment of an audit committee, the Board of Directors pre-approves all engagements for audit and non-audit services provided by the Company's principal registered accounting firm, Pinnacle Accountancy Group of Utah, a dba of Heaton & Company, PLLC.

Audit Fees

The aggregate fees billed during the fiscal years ended December 31, 2019 and 2018 for professional services rendered by our principal accounting firm, Pinnacle Accountancy Group of Utah (a DBA of Heaton & Co., PLLC), for the audit of the financial statements included in Form 10-K, and for the review of the interim condensed financial statements included in Form 10-Q, were approximately $34,600 and $34,500, respectively.

Audit Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2019 and 2018 for audit related services rendered by our principal accounting firm, Pinnacle Accountancy Group of Utah (a DBA of Heaton & Co., PLLC), were approximately $0 and $0, respectively.

Tax Compliance/Preparation Fees

The aggregate fees billed during the fiscal years ended December 31, 2019 and 2018 for professional services rendered by our principal accounting firm, Pinnacle Accountancy Group of Utah, a dba of Heaton & Company, PLLC, for tax compliance, tax advice, and tax planning were approximately $0 and $0, respectively. Tax compliance services include the preparation of income tax returns filed with the Internal Revenue Service. Tax advice and planning services included assistance with implementation of tax planning strategies and consultation on other tax matters.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2019 and 2018 for all other professional services rendered by our principal accounting firm, Pinnacle Accountancy Group of Utah, a dba of Heaton & Company, were $0 and $0, respectively.

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

1.           Financial Statements.  See the Financial Statements starting on page 14.

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

CANFIELD MEDICAL SUPPLY, INC. (Registrant)

Date: March 27, 2020	By: /s/ John Mathias Lepo
Name: John Mathias Lepo Title: President and CEO (Principal Executive Officer), CFO (Principal Financial Officer, Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Name	Title	Date

/s/ Michael J. West	Director	March 27, 2020
Michael J. West

/s/ Stephen H. West	Director	March 27, 2020
Stephen H. West

/s/ John Mathias Lepo	President, CEO, CFO, Director	March 27, 2020
John Mathias Lepo

/s/ Michael Long	Director	March 27, 2020
Michael Long

/s/ Amy Joanne Atkinson	Director	March 27, 2020
Amy Joanne Atkinson

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated December 31, 2019 by and among Canfield Medical Supply, Inc., SBG Acquisition, Inc., and Splash Beverage Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K dated January 6, 2020)

3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 filed with Form S-1 filed with the SEC on July 12, 2012)

3.2	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form S-1 filed with the SEC on July 12, 2012)

31.1	Certification by CEO (filed herewith electronically)

31.2	Certification by CFO (filed herewith electronically)

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

*101.INS	Inline XBRL Instance Document (filed herewith)
*101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

