Form 10-Q
period 2020-03-31
Canfield Medical Supply, Inc.
filed 2020-05-13
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 000-55114

CANFIELD MEDICAL SUPPLY, INC.

(Exact name of registrant as specified in its charter)

Colorado	34-1720075
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

1314 E Las Olas Blvd. Suite 221

Fort Lauderdale, FL 33316

(Address of principal executive offices) (Zip code)

(954) 745-5815

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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

☒ Yes      ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes    ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes     ☐ No

As of May 13, 2020, there were 56,752,335 shares of Common Stock issued and outstanding.

CANFIELD MEDICAL SUPPLY, INC.

FORM 10-Q

March 31, 2020

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Condensed Consolidated Financial Statements

March 31, 2020

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Condensed Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

(Unaudited)

	March 31, 2020	December 31, 2019
Assets

Current assets:
Cash and cash equivalents	$620,014	$42,639
Accounts Receivable, net	403,215	11,430
Prepaid Expenses	4,192	5,449
Inventory	479,263	304,012
Other receivables	5,923	7,132
Total current assets	1,512,607	370,662

Non-current assets:
Deposit	$34,725	$34,915
Goodwill	9,448,852	-
Investment in Salt Tequila USA, LLC	250,000	-
Right of use asset, net	154,294	162,008
Property and equipment, net	74,114	37,729
Total non-current assets	9,961,985	234,652

Total assets	$11,474,592	$605,314

Liabilities and Deficiency in Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$1,655,689	$703,885
Right of use liability - current	92,304	81,502
Due to related parties	523,057	429,432
Bridge loan payable, net	-	2,200,000
Related party notes payable	-	1,505,100
Convertible Loan Payable	100,000	2,202,664
Notes payable, current portion	350,000	875,000
Royalty payable	45,000	39,000
Revenue financing arrangements	45,467	45,467
Shareholder advances	150,000	46,250
Accrued interest payable	826,393,	1,604,498
Accrued interest payable - related parties	-	546,362
Total current liabilities	3,787,910	10,279,160

Long-term Liabilities:
Right of use liability - noncurrent	64,127	82,238
Total long-term liabilities	64,127	82,238

Total liabilities	3,852,037	10,361,398

Common stock (mezzanine shares), 12,605,283 shares, contingently convertible to notes payable at March 31, 2020	9,248,721	-

Deficiency in stockholders’ equity:
Series A Convertible Preferred Stock, $0.001 par, 0 and 3,000,000 shares issued and outstanding, at March 31, 2020 and December 31, 2019, respectively	-	3,000
Series B Convertible Preferred Stock, $0.001 par, 0 and 3,913,412 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	3,913
Common Stock, $0.001 par, 100,000,000 shares authorized, 56,752,335 and 30,090,970 shares issued and outstanding, at March 31, 2020 and December 31, 2019, respectively	56,752	30,091
Additional paid in capital	38,468,677	22,102,420
Treasury Stock, $0.001 par, 100,000 shares at cost	-	(50,000)
Accumulated deficit	(40,151,595)	(31,845,508)
Total deficiency in stockholders’ Equity	(1,626,166)	(9,756,084)

Total liabilities, mezzanine shares and deficiency in stockholders’ equity	$11,474,592	$605,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2020 and March 31, 2019

(Unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019
Net revenues	$112,003	$2,665
Cost of goods sold	(107,214)	(13,102)
Gross margin	4,789	(10,437)

Operating expenses:
Contracted services	257,981	125,528
Salary and wages	241,676	197,942
Other general and administrative	1,031,264	111,829
Sales and marketing	23,012	2,744
Total operating expenses	1,553,933	438,043

Loss from operations	(1,549,144)	(448,480)

Other income/(expense):
Interest income	16,151	-
Interest expense	(1,913,637)	(255,144)
Total other income/(expense)	(1,897,486)	(255,144)

Provision for income taxes	-	-

Net loss	$(3,446,630)	$(703,624)

Net loss per share (basic diluted)	$(0.05)	$(0.02)

Weighted average number of common shares outstanding	64,390,890	37,470,253

The accompanying notes are an integral part of these condensed consolidated financial statements.

Canfield Medical Supply, Inc.

Condensed Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

For the three months ended March 31, 2020 and 2019

(Unaudited)

	Series A Convertible		Series B Convertible						Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2018	3,000,000	$3,000	3,913,412	$3,913	26,234,583	26,235	272,585	$(100,000)	$18,945,497	$(26,709,777)	$(7,831,132)

Issuance of Common stock for cash	-	-	-	-	27,258	27	-	-	19,973	-	$20,000
Issuance of Common stock for services	-	-	-	-	1,363	1	-	-	999	-	1,000
Share-based compensation	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(703,624)	(703,624)

Balances at March 31, 2019	3,000,000	$3,000	3,913,412	$3,913	26,263,204	26,263	272,585	$(100,000)	$18,966,469	$(27,413,401)	$(8,513,755)

	Series A Convertible		Series B Convertible						Additional		Total Stockholders’
	Preferred Stock		Preferred Stock		Common Stock		Treasury Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019	3,000,000	$3,000	3,913,412	$3,913	30,090,970	30,090	136,293	$(50,000)	$22,102,421	$(31,845,507)	$(9,756,083)

Issuance of dividends - preferred A	1,605,130	1,605	-	-	-	-	-	-	1,439,030	(1,440,635)	-
Issuance of dividends - preferred B	-	-	1,702,449	1,702	-	-	-	-	2,347,448	(2,349,150)	-
Issuance of common stock for convertible debt	-	-	-	-	-	-	-	-	145,579	-	145,579
Conversion of series A convertible preferred stock	(4,605,130)	(4,605)	-	-	6,276,432	6,276	-	-	(1,671)	-	-
Conversion of series B convertible preferred stock	-	-	(5,615,861)	(5,615)	7,653,980	7,654	-	-	(2,039)	-	-
Incremental beneficial conversion for preferred A	-	-	-	-	-	-	-	-	240,770	(240,770)	-
Issuance of warrants on convertible instruments	-	-	-	-	-	-	-	-	2,486,706	(828,903)	1,657,803
Issuance of common stock for services	-	-	-	-	817,753	818	(136,293)	50,000	549,182	-	600,000
Issuance of common stock for acquisition	-	-	-	-	11,913,200	11,913	-	-	9,161,251	-	9,173,164
Net loss	-	-	-	-	-	-	-	-	-	(3,446,630)	(3,446,630)

Balances at March 31, 2020	-	$-	-	$-	56,752,335	56,751	-	$-	$38,468,677	$(40,151,595)	$(1,626,166)

The accompanying notes are an integral part of these condensed consolidated financial state7ents.

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Condensed Consolidated Statement Cash Flows

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three months ended March 31, 2020	Three months ended March 31, 2019
Net loss	$(3,446,630)	$(703,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,294	2,905
Amortization of ROU Asset	20,192	501
Gain from debt extinguishment	(763)	-
Interest on notes payable converted to common stock	231,692	-
Interest expense due to the issuance of warrants	1,657,805	-
Share-based compensation	-	-
Shares issued in exchange for services	600,000	1,000
Other noncash charges	(14,400)	-
Changes in working capital items:		-
Accounts receivable	(80,198)	(2,087)
Inventory	(153,836)	(75,459)
Prepaid expenses and other current assets	2,467	48,668
Deposits	190	1
Accounts payable and accrued expenses	226,187	(244,877)
Royalty payable	6,000	-
Accrued Interest payable	24,140	254,552
Net cash used in operating activities	(924,860)	(718,420)

Cash Flows from Investing Activities:
Capital Expenditures	(2,419)	-
Investment in Salt Tequila USA, LLC	(150,000)	-
Net cash acquired in merger	72,442	-
Net cash used in investing activities	(79,977)	-

Cash Flows from Financing Activities:
Proceeds from issuance of notes	1,500,000	20,000
Repayment of shareholder advance	(120,000)	(13,084)
Cash advance from shareholder	240,000	-
Proceeds from issuance of debt	-	55,207
Principal repayment of debt	(18,000)	-
Reduction of ROU Liability	(19,788)	-
Net cash provided by financing activities	1,582,212	62,123

Net Change in Cash and Cash Equivalents	577,375	(656,297)

Cash and Cash Equivalents, beginning of year	42,639	938,040

Cash and Cash Equivalents, end of period	$620,014	$281,743

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$-	$23,851

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable and accrued interest converted to common stock (12,605,283 shares)	$9,248,721	-
Series A & B preferred stock and declared dividends converted to common stock	$14,587,623	-
Liability issued for investment in SALT Tequila USA, LLC	$100,000	$-

The accompanying notes are an integral part of these financial statements.

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Notes to the Condensed Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

Canfield Medical Supply, Inc. (the “CMS”), was incorporated in the State of Ohio on September 3, 1992, and changed domicile to Colorado on April 18, 2012. CMS is in the business of home health services, primarily the selling of durable medical equipment and medical supplies to the public, nursing homes, hospitals and other end users.

On December 31, 2019, CMS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SBG Acquisition Inc. (“Merger Sub”), a Nevada Corporation wholly-owned by CMS, and Splash Beverage Group, Inc. a Nevada corporation (“Splash”) pursuant to which Merger Sub merged with and into Splash (the “Merger”) with Splash as the surviving company and a wholly-owned subsidiary of CMS. The Merger was consummated on March 31, 2020.

As the owners and management of Splash have voting and operating control of CMS following the Merger, the Merger transaction was accounted for as a reverse acquisition (that is with Splash as the acquiring entity), followed by a recapitalization.

Splash specializes in the manufacturing, distribution, and sales & marketing of various beverages across multiple channels. Splash operates in both the non-alcoholic and alcoholic beverage segments. Additionally, Splash operates its own vertically integrated B-to-B and B-to-C e-commerce distribution platform called Qplash, further expanding its distribution abilities and visibility.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These condensed consolidated financial statements include the accounts of Splash Beverage Group and its wholly owned subsidiaries, Holdings and Splash Mex, in addition to the accounts of CMS at March 31, 2020, the merger consummation date. All intercompany balances have been eliminated in consolidation.

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP).

The accompanying financial statements have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three months ended March 31, 2020 and 2019 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2019 audited financial statements. The results of operations for the period ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Concentration of Cash Balance

We consider all highly liquid securities with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at March 31, 2020 or December 31, 2019.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At March 31, 2020 we had $247,004 over the federally insured limits. Our bank deposit accounts in Mexico are uninsured.

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. We establish provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions.  At March 31, 2020 and December 31, 2019, our accounts receivable amounts are reflected net of allowances of $ 403,215 and $11,430, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at March 31, 2020 and December 31, 2019 consisted of finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. We establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. We manage inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments.

Property and Equipment

We record property and equipment at cost when purchased. Depreciation is recorded for property, equipment, and software using the straight-line method over the estimated economic useful lives of assets, which range from 3-10 years. Company management reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable.

Depreciation expense totaled $2,294 and $2,905 for the three months ended March 31, 2020 and March 31, 2019, respectively. Property and equipment as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Property and equipment, at cost	226,441	88,758
Accumulated depreciation	(152,327)	(51,029)
Property and equipment, net	74,114	37,729

Licensing Agreements

We capitalize the costs for our licensing agreements with ABG TapouT, LLC and Salt Tequila USA, LLC, which are amortized to expense on a straight-line basis over the term of the agreements.

The initial amount of the TapouT agreement as entered into by a related party prior to the Company’s assumption in 2013 was $4,000,000 to be paid over several years pursuant to a guaranteed minimum royalty agreement. Royalty costs incurred under the agreements, guaranteed minimum royalty amounts, are expensed as incurred.

We have not made any payments to Salt Tequila USA, LLC under the licensing agreement due to the immaterial level of our sales to date from the brand.

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments

Financial Accounting Standards (“FASB”) guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

Level 1 -	Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 1 primarily consists of financial instruments whose value is based on quoted market prices such as exchange-traded instruments and listed equities.

Level 2 -	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly (e.g., quoted prices of similar assets or liabilities in active markets, or quoted prices for identical or similar assets or liabilities in markets that are not active).

Level 3 -	Unobservable inputs for the asset or liability. Financial instruments are considered Level 3 when their fair values are determined using pricing models, discounted cash flows or similar techniques and at least one significant model assumption or input is unobservable.

The liabilities and indebtedness presented on the consolidated financial statements approximate fair values at March 31, 2020 and December 31, 2019, consistent with recent negotiations of notes payable and due to the short duration of maturities.

Convertible Instruments

U.S. GAAP requires the bifurcation of certain conversion rights contained in convertible indebtedness and account for them as free standing derivative financial instruments according to certain criteria. This criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. An exception to this rule is when the host instrument is deemed to be conventional as that term is described under applicable U.S. GAAP.

When bifurcation is required, the embedded conversion options are bifurcated from the convertible note, resulting in the recognition of discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.  Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

With respect to convertible preferred stock, we record a dividend for the intrinsic value of conversion options embedded in preferred securities based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Revenue Recognition

We recognize revenue under ASC 606, Revenue from Contracts with Customers (Topic 606). This guidance sets forth a five-step model which depicts the recognition of revenue in an amount that reflects what we expect to receive in exchange for the transfer of goods or services to customers.

We recognize revenue when our performance obligations under the terms of a contract with the customer are satisfied. Product sales occur once control of our products is transferred upon delivery to the customer. Revenue is measured as the amount of consideration that we expect to receive in exchange for transferring goods and is presented net of provisions for customer returns and allowances. The amount of consideration we receive and revenue we recognize varies with changes in customer incentives we offer to our customers and their customers. Sales taxes and other similar taxes are excluded from revenue.

Distribution expenses to transport our products, where applicable, and warehousing expense after manufacture are accounted for within operating expenses.

Cost of Goods Sold

Cost of goods sold include the costs of products, packaging, transportation, warehousing, and costs associated with valuation allowances for expired, damaged or impaired inventory.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”.  Under the fair value recognition provisions, cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the option vesting period.  We use the Black-Scholes option pricing model to determine the fair value of stock options.  We early adopted ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which aligns accounting treatment for such awards to non-employees with the existing guidance on employee share-based compensation in ASC 718.

Income Taxes

We use the liability method of accounting for income taxes as set forth in ASC 740, “Income Taxes”.  Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse.  We record a valuation allowance when it is not more likely than not that the deferred tax assets will be realized.

Company management assesses its income tax positions and records tax benefits for all years subject to examination based upon its evaluation of the facts, circumstances and information available at the reporting date.  In accordance with ASC 740-10, for those tax positions where there is a greater than 50% likelihood that a tax benefit will be sustained, our policy is to record the largest amount of tax benefit that is more likely than not to be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information.

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at March 31, 2020 and December 31, 2019.

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Net loss per share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's convertible debt or preferred stock (if any), are not included in the computation if the effect would be anti-dilutive.

There were no potentially dilutive debt or equity instruments issued or outstanding during the three months ended March 31, 2020 or 2019.

Advertising

We conduct advertising for the promotion of our products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred.

Related Parties

We are indebted to certain members of our Board of Directors at March 31, 2020 and December 31, 2019. Transactions between us and the Board members are summarized in Notes 4 and 8.

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842). This ASU requires a lessee to recognize a right-of-use asset and a lease liability for most leases in its balance sheet.

We adopted the standard on January 1, 2019, using the modified retrospective method. The adoption of this standard resulted in recognition of a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, for all leases with a term greater than 12 months. When available, we would use the rate implicit in the lease to discount lease payments to present value. However, our leases generally do not provide a readily determinable implicit rate. Therefore, our management estimates the incremental borrowing rate to discount lease payments based on the information at the lease commencement. The accounting for finance leases is substantially unchanged. Given the nature of our operation, the adoption of Topic 842 did not have a material impact on our balance sheet, statement of income, or liquidity. Refer to Note 10 – Operating Lease Obligations for information regarding our adoption of Topic 842 and the Company’s undiscounted future lease payments and the timing of those payments.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our business operations have not yet generated significant revenues, and we have sustained net losses of approximately $3.4 million during the three months ended March 31, 2020 and have an accumulated deficit of approximately $40.2 million at March 31, 2020. In addition, we have current liabilities in excess of current assets of approximately $2.3 million at March 31, 2020. Further, we are in default on approximately $0.6 million of indebtedness, including accrued interest.

Our ability to continue as a going concern in the foreseeable future is dependent upon our ability to generate revenues and obtain sufficient long-term financing to meet current and future obligations and deploy such to produce profitable operating results. Management has evaluated these conditions and plans to raise capital as needed and to generate revenues to satisfy our capital needs. No assurance can be given that we will be successful in these efforts.

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	March 31, 2020	December 31, 2019
Notes Payable

In October 2013, we entered into a short-term loan agreement with an entity in the amount of $25,000. The note matured and in March 2020 the full outstanding principal balance of $25,000 and unpaid accrued interest of $11,345 was converted into 234,767 shares of common stock according to the Merger Agreement.	7%	$-	$25,000

In February 2014, we entered into a 12-month term loan agreement with an individual in the amount of $200,000. The note included warrants for 68,146 shares of common stock at $0.73 per share. The warrants expired on February 28, 2017 and none were exercised at that date. The note matured and remains unpaid.	15%	150,000	150,000

In March 2014, we entered into a 12-month term loan agreement with an individual in the amount of $500,000. The note included warrants for 681,461 shares of common stock at $0.92 per share. The warrants expired on February 28, 2017 and none were exercised at that date. The note matured and in March 2020 the full outstanding principal balance of $500,000 and unpaid accrued interest of $373,065 was converted into 1,124,802 shares of common stock according to the Merger Agreement.	15%	-	500,000

In March 2014, we entered into a short-term loan agreement with an entity in the amount of $200,000. The note included warrants for 272,584 shares of common stock at $0.92 per share. The warrants expired on February 28, 2017 and none were exercised at that date. The loans matured and remain unpaid.	8%	200,000	200,000

		$350,000	$875,000

Interest expense on notes payable was $49,430 and $28,813 for the three months ended March 31, 2020 and 2019, respectively. Accrued interest was $235,380 at March 31, 2020

Concurrently with the consummation of the Merger, notes payable of $525,000 and accrued interest were converted to shares of Splash common stock, which were exchanged for CMS shares. Pursuant to the terms of the conversion agreements, these investors have the right to rescind the common shares received and receive replacement notes payable if we fail to raise $9 million in a secondary initial public offering by September 30, 2020. As a result, these shares are classified as mezzanine equity in our condensed consolidated balance sheet.

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

	Interest Rate	March 31, 2020	December 31, 2019
Related Parties Notes Payable

During 2012, we entered into two 6-month term loan agreements with an entity, totaling $150,000. The notes included warrants for 68,146 shares of common stock at $0.73 per share which expired unexercised in 2017. The note matured and in March 2020 the full outstanding principal balance of $41,500 and unpaid accrued interest of $31,515 was converted into 98,726 shares of common stock according to the Merger Agreement.	7%	$-	$41,500

In March 2014, we entered into a $50,000 12-month term loan agreement. The note included warrants for 136,292 shares of common stock at $0.92 per share. The warrants expired unexercised on February 28, 2017. The note matured and in March 2020 the full outstanding principal balance of $50,000 and unpaid accrued interest of $24,145 was converted into 99,252 shares of common stock according to the Merger Agreement.	8%	-	50,000

During 2015, we entered into a 12-month term loan agreement with an individual in the amount $250,000. The note matured and in March 2020 the full outstanding principal balance of $250,000 and unpaid accrued interest of $101,850 was converted into 98,726 shares of common stock according to the Merger Agreement.	8%	-	250,000

In February 2012, we entered into a loan agreement with an officer of the Company in the amount of $100. On September 25, 2018 an additional $10,500 loan agreement was entered into. The note matured and in March 2020 the full outstanding principal balance of $10,600 and unpaid accrued interest of $1,189 was converted into 15,734 shares of common stock according to the merger agreement.	7%	-	10,600

During 2013, 2014, 2015, and 2016, we entered into several 12-month term loan agreements with an officer of the Company in the amounts of $57,000, $225,000, $105,000, and $9,000, respectively. The note matured and in March 2020 the full outstanding principal balance of $396,000 and unpaid accrued interest of $146,828 was converted into 727,344 shares of common stock according to the Merger Agreement.	7%	-	396,000

Continued on next page

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

	Interest Rate	March 31, 2020	December 31, 2019
Related Parties Notes Payable, continued

During 2012, 2013, 2014, and 2016, we entered into 6-month term loan agreements with an officer of the Company in the amounts of $155,000, $210,000, $150,000 and $40,000, all respectively. The notes included warrants for issuances of 204,438 shares of common stock at $0.92 per share. The warrants expired unexercised on March 1, 2017. The note matured and in March 2020 the full outstanding principal balance of $495,000 and unpaid accrued interest of $213,010 was converted into 942,504 shares of common stock according to the Merger Agreement.	7%	-	495,000

During 2013, 2014 and 2017, we entered into 12-month term loan agreements with an officer of the Company in the amounts of $60,000, $50,000 and $10,000. The note matured and in March 2020 the full outstanding principal balance of $120,000 and unpaid accrued interest of $50,305 was converted into 228,328 shares of common stock according to the Merger Agreement.	7%	-	120,000

During 2018, we entered into a long term note payable with an entity owned by an officer for $12,000 to be payable on July 10, 2020. The note matured and in March 2020 the full outstanding principal balance of $12,000 and unpaid accrued interest of $1,050 was converted into 17,407 shares of common stock according to the Merger Agreement.	12%	-	12,000

During 2019, we entered into a term note payable with an entity owned by an officer for $130,000 to be paid on August 8, 2019. The note matured and in March 2020 the full outstanding principal balance of $130,000 and unpaid accrued interest of $9,078 was converted into 182,525 shares of common stock according to the Merger Agreement.	12%	-	130,000

		$-	$1,505,100

Interest expense on related party notes payable was $37,967 and $24,814 for the three months ended March 31, 2020 and 2019, respectively. Accrued interest was $0 as of March 31, 2020.

Concurrently with the consummation of the Merger, notes payable of $1,505,100 and accrued interest were converted to shares of Splash common stock, which were exchanged for CMS shares. Pursuant to the terms of the conversion agreements, these investors have the right to rescind the common shares received and receive replacement notes payable if we fail to raise $9 million in a secondary initial public offering by September 30, 2020. As a result, these shares are classified as mezzanine equity in our condensed consolidated balance sheet.

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

	Interest Rate	March 31, 2020	December 31, 2019
Convertible Bridge Loans Payable

In May 2015, we entered into a 3-month term loan agreement with an individual in the amount of $100,000. The annual interest rate for this bridge loan was 32% for the first 90 days, and 4% thereafter, compounded monthly.	See left	$100,000	$100,000

In October 2015, we entered into a 3-month term loan agreement with two individuals in the amount of $25,000. On December 26, 2018, the outstanding principal and accrued interest of $14,388 was consolidated into a new $39,388 term loan due August 26, 2020. In March 2020 the full outstanding principal balance of $39,388 and unpaid accrued interest of $5,973 was converted into 59,694 shares of common stock according to the Merger Agreement.	12%	-	39,388

In June 2015, we entered into a 3-month term loan with two individuals in the amount of $100,000. On December 26, 2018, the outstanding principal amount of $100,000 and accrued interest of $64,307 was consolidated into a new $164,307 term loan due August 26, 2020. In March 2020 the full outstanding principal balance of $164,307 and unpaid accrued interest of $24,916 was converted into 249,013 shares of common stock according to the Merger Agreement.	12%	-	164,307

During 2016, 2017 and 2018, we entered into multiple loan agreements with an entity in varying amounts. On December 26, 2018, the outstanding principal of $235,500 and accrued interest of $155,861 was consolidated into a new $391,361 term due August 26, 2020. In March 2020 the full outstanding principal balance of $391,361 and unpaid accrued interest of $43,823 was converted into 435,184 shares of common stock according to the Merger Agreement.	12%	-	391,361

During 2016, we entered into 3-month term loan agreements with an individual totaling $20,000. The loan was extended to August 14, 2020. In March 2020 the full outstanding principal balance of $20,000 and unpaid accrued interest of $10,096 was converted into 41,336 shares of common stock according to the Merger Agreement.	9%	-	20,000

During 2014 through 2018, we entered into convertible promissory note agreements with various terms ranging from 90 days to 18 months at 18% interest with an entity which were consolidated into one loan at 12% in 2018 totaling $795,137 with a due date of August 26, 2020. In March 2020 the full outstanding principal balance of $795,137 and unpaid accrued interest of $89,037 was converted into 884,174 shares of common stock according to the Merger Agreement.	12%	-	795,137

During 2015 and 2016, we entered into a series of 3-month term convertible promissory note agreements at 18% interest with an entity which were consolidated into one loan at 12% in 2018 totaling $692,471 with a due date of August 26, 2020. In March 2020 the full outstanding principal balance of $692,471 and unpaid accrued interest of $77,541 was converted into 770,012 shares of common stock according to the Merger Agreement.	12%	-	692,471

		$100,000	$2,202,664

During 2018, we issued convertible bridge loans payable which are convertible, at the holders’ option, into shares of our common stock.

During 2018 multiple convertible bridge loans payable to five counterparties, and related unpaid interest were consolidated into five new convertible bridge loans payable totaling $2,082,665. The notes are of varying amounts and are due in August 2020, at an interest rate of 12%. We analyzed the notes and concluded the conversion terms did not constitute beneficial conversion features. The principal amount and any accrued and unpaid interest are convertible at the conversion price of a potential future offering of the Company.

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

Interest expense on the convertible bridge loans payable was $93,785 and $70,480 for the three months ended March 31, 2020 and 2019, respectively. Accrued interest was $147,215 at March 31, 2020.

On April 24, 2017, a note holder filed a complaint against the Company for a promissory note in default. The note holder is requesting summary judgment in the amount of $247,215.

Concurrently with the consummation of the Merger, notes payable of $2,102,664 and accrued interest were converted to shares of Splash common stock, which were exchanged for CMS shares. Pursuant to the terms of the conversion agreements, these investors have the right to rescind the common shares received and receive replacement notes payable if we fail to raise $9 million in a secondary initial public offering by September 30, 2020. As a result, these shares are classified as mezzanine equity in our condensed consolidated balance sheet.

	Interest Rate	March 31, 2020	December 31, 2019
Revenue Financing Arrangements

During August 2015, we entered into a 3-month term loan agreement with an entity in the amount of $50,000, with required daily payments of $999. we entered into two additional 3-month loan agreements with the entity in 2016 in the amounts of $60,000 and $57,000, with required daily payments of $928 and $713, respectively. The term loans matured and remain unpaid. On February 23, 2017, the note holder filed a complaint against the Company for a promissory note in default. The note holder is requesting summary judgment in the amount of $65,978.	10%	28,032	28,032

During November 2016, we entered into a short-term loan agreement with an entity in the amount of $55,000 with required daily payments of $1,299. The note was in default as of December 31, 2018. In 2019, we entered into a settlement agreement with monthly installment payments of $6,000. The loan is scheduled to be fully repaid in 2020.	12%	17,435	17,435

		$45,464	$45,464

Interest expense on the revenue financing arrangements was $25,067 and $1,723 for the year ended March 31, 2020 and 2019, respectively. Accrued interest was $39,221 at March 31, 2020.

Bridge Loan Payable

We issued an additional bridge loan in October 2018 for $2 million with a one-year maturity to GMA Bridge Fund LLC (“GMA”). This bridge loan contains a 10% administration fee of which the full $200,000 was accrued at December 31, 2019 and included in bridge loan payable, net. We incurred $271,670 of loan costs, which was fully amortized at December 31, 2019. Interest on the bridge loan was 0.5% monthly for the first six months and 0.75% monthly for the next six months. At the same time the debt was issued, we entered into a separate agreement in which GMA provided consulting services for one year (“Consulting Agreement”). We compensated GMA for the Consulting Agreement services by issuance of a warrant with a 5-year term to acquire 1,362,922 shares of our common stock at an exercise price of $0.01 per share. The warrant vested immediately. The value of the warrant, based on a Black-Scholes option pricing model, was $991,423 and was expensed in full in 2018. Interest expense on the bridge loan for the three months ended March 31, 2020 was $49,584 and accrued interest at March 31, 2020 was $0.

As part of GMA’s conversion agreement, we replaced the original warrants to purchase 1 million shares and granted additional warrants. To purchase 1 million shares. The value of the warrants based on a Black-Scholes option pricing model, was $1,657,805, and was expensed.

Concurrently with the consummation of the Merger, the $2,500,000 note payable of was converted to shares of Splash common stock, which were exchanged for CMS shares. Pursuant to the terms of the conversion agreements, GMA has the right to rescind the common shares received and receive replacement notes payable if we fail to raise $9 million in a secondary initial public offering by September 30, 2020. As a result, these shares are classified as mezzanine equity in our condensed consolidated balance sheet.

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Notes to the Condensed Consolidated Financial Statements

Note 5 – Licensing Agreement and Royalty Payable

We have a licensing agreement with ABG TapouT, LLC (“TapouT”), providing us with licensing rights to the brand “TapouT” on energy drinks, energy shots, water, teas and sports drinks for beverages sold in the United States of America, its territories, possessions, U.S. military bases and Mexico. Under the terms of the agreement, we are required to pay a 6% royalty on net sales, as defined. In 2020 and 2019, we are required to make monthly payments of $45,000 and $39,000, respectively.

The unpaid amount of royalties was $45,000 at March 31, 2020. Guaranteed minimum royalty payments totaled $135,000 and $117,000 for the three months ended March 31, 2020 and 2019, which is included in general and administrative expenses.

Note 6 – Deficiency in Stockholders’ Equity

Common Stock

In 2019, we issued 1,846,078 shares of our common stock in exchange for services provided to us. The shares were valued at $0.73 per share. We recognized share-based compensation expense of $1,354,500, which is classified within the contracted services line on the Statement of Operations. At March 31, 2020, we issued 817,753 shares of common stock in exchange for services provided to us. The shares were valued at $0.73 per share. We recognized share-based compensation expense of $600,000, which is classified within the contracted services line on the Statement of Operations.

Series A Convertible Preferred Stock

The Series A Convertible Preferred Stock are subject to adjustment in the event of any recapitalization, dividend, split, combination, or other similar event. Series A Convertible Preferred Stock were issued in units, with each unit consisting of one share of Series A Convertible Preferred Stock, par value $0.001, and one common stock purchase warrant. The warrants entitle the holders to purchase one share of the Company’s common stock at a price of $0.73 per share during the five-year period commencing on the date of the issuance of the warrants. Series A Preferred Stock rank, with respect to dividend rights and rights upon any voluntary or involuntary liquidation, dissolution or winding up of the Company (Liquidation Event), as senior in preference and priority to the common stock, par value $0.001, and any other class or series of equity security established and designated by the Company’s Board of Directors and in parity with Series B Convertible Preferred Stock. Liquidation preference is 150% of the original issue price, which totaled $4,500,000 at December 31, 2019. The liquidation preference ranks in parity with Series B Preferred Stock.

The holders of the Series A Preferred Stock are entitled to receive cash dividends when and if declared, out of any assets available, prior to any declaration or payment of any dividend on any other class of preferred stock and common stock of the Company at an annual rate of 8% of the original issue price (equal to $0.06 per share per annum based on $0.73 per share purchase price). The cumulative dividend amounted to $1,364,361 as of March 31, 2020. We have not accrued this amount at December 31, 2019 as the dividends were not payable until when and if declared by the board as previously mentioned. Such dividends are cumulative and convertible into common stock under the same terms as the Series B Preferred Stock.

Each holder of Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the stockholders of the Company and shall be entitled to that number of votes equal to the number of shares of common stock into which the holder's shares of Series A Preferred Stock could then be converted at the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited, and the holders of shares of Series A Preferred Stock and Common Stock shall vote together (or tender written consents in lieu of a vote) as a single class on all matters submitted to the stockholders of the Company.

Each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and non-assessable shares of common stock as is determined by dividing the Series A original issue price ($0.73 per share) by the conversion price ($0.62 per share) in effect at the time of conversion, subject to certain dilution protections. The conversion price at which shares of common stock shall be deliverable upon conversion of Series A Preferred Stock without the payment of additional consideration by the holder thereof shall initially be $0.62 per share. All accrued and unpaid dividends may be converted by each holder of Series A Preferred Stock into common stock by first determining the number of shares of Series A Preferred Stock that could be purchased based on the Series A original issue price then in effect and then determining the number of shares of common stock such additional shares of Series A Preferred Stock are convertible into.

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Notes to the Condensed Consolidated Financial Statements

Note 6 – Deficiency in Stockholders’ Equity, continued

Series A Convertible Preferred Stock, continued

Upon the consummation of an underwritten public offering of the common stock of the Company ("IPO"), each share of Series A Preferred Stock shall automatically be converted into such number of fully paid and non-assessable shares of common stock at a conversion price equal to the lesser of (i) the conversion price in effect immediately prior to the consummation of the IPO or (ii) fifty percent (50%) of the public offering price of the Common Stock in the IPO. All accrued and unpaid dividends may be converted by each holder of Series A Preferred Stock into common stock by first determining the number of shares of Series A Preferred Stock that could be purchased based on the Series A original issue price then in effect and then determining the number of shares of common stock such additional shares of Series A Preferred Stock are convertible into.

Concurrently with the consummation of the Merger, Series A Preferred Stock of 3,000,000 shares and accrued dividends of 1,605,130 shares were converted to shares of Splash common stock, which were exchanged for 6,276,432 of CMS shares. Pursuant to the terms of the conversion agreements, these investors have the right to rescind the common shares received and receive preferred stock replacements shares if we fail to raise $9 million in a secondary initial public offering by September 30, 2020. These shares are classified in equity as part of Stockholders’ Equity section of the condensed consolidated balance sheet.

Series B Convertible Preferred Stock

During 2017, we issued 675,873 shares of Series B Convertible Preferred Stock at $1.10 per share resulting in total proceeds of $736,350 along with 337,936 warrants for the Company’s common stock. The warrants expire after 5 years and are exercisable at $1.10 per share.

In 2018, we issued 180,459 shares of Series B Convertible Preferred Stock at $1.10 per share resulting in total proceeds of $198,609 along with 90,230 warrants for the Company’s common stock. The warrants expire after 5 years and are exercisable at $1.10 per share.

We had issued Series B Convertible Preferred shares in units, each unit consisting of one share of Series B Convertible Preferred Stock, par value $0.001, and one-third share common stock warrant per share of Series B Convertible Preferred Stock, at a price of $1.10 per unit. Per the warrant agreement, we issued to the purchasers five-year warrants to purchase shares of the Company’s Common Stock, par value $0.001, at an exercise price of $1.10 per share. At December 31, 2019, 2,593,486 warrants were exercisable, respectively. Liquidation preference is 150% of the original issue price, which totaled $9,315,693 at December 31, 2019. The liquidation preference ranks in parity with Series A Preferred Stock.

The holders of the Series B Convertible Preferred Stock are entitled to receive cash dividends, out of any assets available, prior to any declaration or payment of any dividend on any other class of preferred stock and common stock, we except that it is in parity with Series A Preferred stock, at an annual rate of 9% of the original issue price (equal to $0.10 per share per annum based on $0.73 per share purchase price). Such dividends are cumulative and convertible to common stock under the same terms as the Series A Preferred Stock. The cumulative dividend amounted to $2,179,134 as of March 31, 2020. We have not accrued this amount at December 31, 2019, as the dividends are not payable until when and if declared by the board.

Each holder of Series B Preferred Stock shall be entitled to vote on all matters submitted to a vote of the stockholders of the Company and shall be entitled to that number of votes equal to the number of shares of Common Stock into which the holder's shares of Series B Preferred Stock could then be converted at the record date for the determination of stockholders entitled to vote on such matters or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited, and (b) the holders of shares of Series B Preferred Stock and Common Stock shall vote together (or tender written consents in lieu of a vote) as a single class on all matters submitted to the stockholders of the Company.

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Notes to the Condensed Consolidated Financial Statements

Note 6 – Deficiency in Stockholders’ Equity, continued

Series B Convertible Preferred Stock, continued

Each share of Series B Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Series B original issue price ($1.10 per share) by the conversion price ($0.94 per share) in effect at the time of conversion, subject to certain dilution protections. The conversion price at which shares of Common Stock shall be deliverable upon conversion of Series B Preferred Stock without the payment of additional consideration by the holder thereof shall initially be $0.94 per share. All accrued and unpaid dividends may be converted by each holder of Series B Preferred Stock into Common Stock by first determining the number of shares of Series B Preferred Stock that could be purchased based on the Series B Original Issue Price then in effect and then determining the number of shares of Common Stock such additional shares of Series B Preferred Stock are convertible into.

Upon the consummation of an underwritten public offering of the Common Stock of the Company ("IPO"), each share of Series B Preferred Stock shall automatically be converted into such number of fully paid and non-assessable shares of Common Stock at a conversion price equal to the lesser of (i) the conversion price in effect immediately prior to the consummation of the IPO or (ii) fifty percent (50%) of the public offering price of the Common Stock in the IPO. All accrued and unpaid dividends may be converted by each holder of Series B Preferred Stock into Common Stock by first determining the number of shares of Series B Preferred Stock that could be purchased based on the Series B original issue price then in effect and then determining the number of shares of common stock such additional shares of Series B Preferred Stock are convertible into.

Concurrently with the consummation of the Merger, Series B Preferred Stock of 3,913,412 shares and accrued dividends of 1,702,449 shares were converted to shares of Splash common stock, which were exchanged for 7,653,979 CMS shares. Pursuant to the terms of the conversion agreements, these investors have the right to rescind the common shares received and receive preferred stock replacements shares if we fail to raise $9 million in a secondary initial public offering by September 30, 2020. These shares are still considered equity within the Stockholder’s Equity section of the condensed consolidated balance sheet.

Undesignated Preferred Stock

We have authorized a total of 27,258,436 shares of preferred stock, of which 8,177,531 of such authorized shares of preferred stock remain undesignated at December 31, 2019. At March 31, 2020 all remaining authorized preferred stock have been retired.

Treasury Stock

Since its inception, we have repurchased shares from our shareholders. To date, we have repurchased 1,226,630 shares, of which 817,753 have been retired.

In connection with a 2018 consulting agreement, we are committed to issue the 408,877 shares held in treasury upon the occurrence of certain events or milestones. We issued 136,292 shares in July 2018, 136,292 shares in July 2019 and 136,292 shares at March 31, 2020.

Warrant Issuance-Series A Convertible Preferred Stock

As part of the sale and issuance of 4,088,765 shares of our Series A Convertible Preferred Stock, we issued 4,088,765 warrants to purchase shares of our common stock at a price of $0.73 per share. The warrants had a five-year term and expired during 2019.

As an incentive to convert their Series A preferred stock we issued 1,000,000 new warrants to purchase shares of SBG common stock at $0.18 per share. Concurrently with the consummation of the Merger, these warrants were exchanged for 1,362,922 of CMS shares. These warrants have a 3-year term.

Warrant Issuance-Series B Convertible Preferred Stock

As part of the sale and issuance of 5,333,675 shares of our Series B Convertible Preferred Stock, we issued 2,666,839 warrants to purchase shares of our common stock at a price of $1.10 per share. The warrants have a 5-year term. At March 31, 2020, there are 1,935,409 warrants outstanding with a weighted average remaining life of 0.6 years.

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Notes to the Condensed Consolidated Financial Statements

Note 7 – Share-Based Payments

Warrant Issuance-GMA Consulting Services

We issued 1,362,922 warrants to purchase shares of our common stock at $0.007 per share as part of our consulting agreement with GMA, at December 31, 2019, the weighted average life of the outstanding warrants is 3.75 years.

The warrants entitle the holder to purchase one share per warrant of the Company’s common stock at a price of $0.01  per share during the five-year period commencing on October 2, 2018, or, if greater, the number of common shares with a market value equivalent to two percent of the enterprise value of the Company at an exercise price of $0.008 per share.

As an incentive for GMA to convert their debt and accrued interest into shares of common stock, we retired the original 1,362,922 warrants and issued 2,725,844 pre-merger new warrants to purchase shares of our common stock at $0.18 per share. These warrants have a 3-year term.

Stock Plan

We have adopted the 2012 Stock Incentive Plan for SBG (the “Plan”), which provides for the grant of common stock and stock options to employees. We have reserved 4,088,765 shares for issuance under the Plan. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of the grant and generally have a term of ten years. On December 31, 2018, the sole option holder at the time, our CEO, exercised his options to purchase 2,657,698 shares of common stock at a purchase price of $0.12 per share, totaling $312,000, which total purchase price was paid by the cancelation of the equivalent amount of debt owed by us to the CEO. On December 7, 2019, our Board of Directors granted 1,124,410 options to certain employees and consultants. None of these options were exercised at March 31, 2020. There are 1,124,410 options issued and outstanding under the Plan at March 31, 2020. As of March 31, 2020, the total number of options available for grant is 306,657.

We measure employee stock-based awards at the grant-date fair value and recognizes employee compensation expense on a straight-line basis over the vesting period of the award. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, including the fair value of our common stock, and for stock options, the expected life of the option, and expected stock price volatility and exercise price. We used the Black-Scholes option pricing model to value its stock option awards. The assumptions used in calculating the fair value of stock- based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards. The expected life of stock options was estimated using the “simplified method,” which calculates the expected term as the midpoint between the weighted average time to vesting and the contractual maturity, we have limited historical information to develop reasonable expectations about future exercise patterns and employment duration for its stock options grants. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, we use comparable public companies as a basis for its expected volatility to calculate the fair value of options granted. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the option. The estimation of the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are recognized as an adjustment in the period in which estimates are revised.

We recognized stock-based compensation expense of $265,589 for the year ended December 31, 2019. There was no unrecognized compensation cost related to stock option awards at March 31, 2020.

Concurrently with the consummation of the Merger, options to purchase 825,000 SBC shares were converted to options to purchase 1,124,410 CMS shares.

	Options	Weighted Average Exercise Price

Outstanding - beginning of year	1,124,410	$0.73
Granted	-
Exercised	-	$-
Cancelled/forfeited	-	$-
Outstanding - March 31, 2020	1,124,410	$0.73

Exercisable at March, 31 2020	1,124,410	$0.73

Weighted average grant date fair value of options during year	N/A

Weighted average duration to expiration of outstanding options at March 31, 2020	4.8

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Notes to the Condensed Consolidated Financial Statements

Note 8 – Related Parties

During the normal course of business, we incurred expenses related to services provided by our CEO or Company expenses paid by our CEO, resulting in related party payables, net of $473,057 as of March 31, 2020. The related party payable to the CEO bears no interest payable and is due on demand. We also assumed a $50,000 note for the President of WesBev who is the majority shareholder of CMS.

There are related party notes payable of $0 outstanding as of March 31, 2020 as discussed in Note 4.

Note 9 – Investment in Salt Tequila USA, LLC

On December 9, 2013, we entered into a marketing and distribution agreement with SALT Tequila USA, LLC (“SALT”) in Mexico for the manufacturing of our product line. The agreement was for a one-year term with an additional two-year renewal. On December 28, 2015, the agreement was extended through 2020. In the December 9, 2013 agreement, we received a 5% ownership interest in SALT, 12 months after the date of the agreement we received an additional 5% ownership interest in SALT, and 24 months after the date of the agreement we received an additional 5% interest, resulting in a total interest of 15% in SALT. We have not recorded the cost of the investment or our share of its results of operations as the amounts are considered immaterial.

SALT also has sold product to an unrelated international alcohol distributor, American Spirits Exchange, for preliminary market testing in 9 of 16 states that they distribute to, that are government-controlled alcohol resellers. In 2019 we had no sales for SALT Tequila. On December 31, 2018, we created a Mexican subsidiary, Splash MEX SA DE CV (“Splash Mex”) for the exporting of SALT Tequila from Mexico to the USA, South and Central Americas. Splash Mex will also act as the manufacturing and distribution agent of TapouT in Central and South Americas. Applications for the appropriate licenses required for import and wholesale of alcohol in the USA have been completed for at the Federal and State levels. These licenses will permit direct alcohol sales to distributors and wholesalers thereby limiting the use of agents for importing SALT Tequila to the USA for distribution.

On March 26, 2020, we entered into a new amended stock sale and purchase agreement. The agreement is for $1,000,000 to be paid in 4 tranches of $250,000 and entitles us to additional equity interest in Salt Tequila USA, LLC as follows:

●	Tranche 1 – 7.5%
●	Tranche 2 – 5.0%
●	Tranche 3 – 5.0%
●	Tranche 4 – 5.0%

Once all tranches are paid-out we will have a total equity stake of 37.5% of Salt Tequila USA, LLC.

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Notes to the Condensed Consolidated Financial Statements

Note 10 – Operating Lease Obligations

Effective July 2018, we entered into a lease agreement for the right to use and occupy office space. The lease term commenced July 1, 2018 and is scheduled to expire after 36 months, on June 30, 2021.

Prior to the current lease, we entered into a lease agreement in 2014 for the right to use and occupy office space. The lease term commenced November 1, 2014 and was scheduled to expire after 62 months, on March 31, 2020. The lease was terminated in February 2018.

Effective November 2019, we entered into a new lease agreement for our NY affiliate. The lease is for six months and will expire on April 30, 2020. This lease was not subjected to the new lease standard, Topic 842.

Effective November 2019, we entered into a new lease with Interport Logistics, LLC. The lease term commenced on November 11, 2019 and is scheduled to expire on November 11, 2020.

Effective May 2019, we entered into a new lease in Mexico. The lease commenced May 1, 2019 and is scheduled to expire after 24 months, on April 1, 2021.

The following table presents the discounted present value of minimum lease payments for our office and warehouses to the amounts reported as financial lease liabilities on the condensed consolidated balance sheet at March 31, 2020:

Undiscounted Future Minimum Lease Payments	Operating Lease

2020	$78,483
2021	59,191
Thereafter	26,012
Total	163,686
Amount representing imputed interest	(7,255)
Total operating lease liability	156,431
Current portion of operating lease liability	92,304
Operating lease liability, non-current	$64,127

The table below presents information for lease costs related to our operating leases at March 31, 2020:

Operating lease cost:
Amortization of leased assets	$72,884
Interest of lease liabilities	7,657
Total operating lease cost	$80,541

The table below presents lease-related terms and discount rates at March 31, 2020:

Remaining term on leases	31 months
Incremented borrowing rate	5.0%

Canfield Medical Supply, Inc.

[Splash Beverage Group, Inc., A Wholly Owned Subsidiary]

Notes to the Condensed Consolidated Financial Statements

Note 11 – Line of Credit

At March 31, 2020 CMS owed $72,000 to a financial institution under a revolving line of credit which is classified within other current liabilities. The line of credit is secured by the assets of CMS is due on demand, and bears interest at variable rates approximately 6.1% at March 31, 2020. Interest expense under the note was approximately $1,100 during the three months ended March 31, 2020.

Note 12 – Business Combinations

As stated in Note 1, we consummated the merger of CMS on March 31, 2020 which was accounted for as a reverse merger.

The value of our merger was approximately $9.2 million based on the valuation of the CMS equity on the date of consummation.

The following summarizes our allocation of the purchase price for the acquisition:

Cash and cash equivalents	$72,442
Accounts receivable	$311,586
Inventory	$21,415
Property and equipment	$38,110
Goodwill	$9,448,832
Accounts payable, accrued expenses and other liabilities	$719,221
Purchase price	$9,173,164

Note 13 – Commitment and Contingencies

We are a party to asserted claims and are subject to regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but we do not anticipate that the outcome, if any, arising out of any such matter will have a material adverse effect on its business, financial condition or results of operations.

Capital Raise

In connection with the merger we are committed to our previous preferred stock and debt holders to raise $9 million in a secondary IPO, as defined in the agreements.

Stock Price Guarantee

We have a commitment to issue additional shares associated with specific stock price guarantee granted to an investor. See Note 4.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements that are not of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed with the United States Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. We disclaim any obligation to publicly update these statements or disclose any difference between actual results and those reflected in these statements.

Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” “our,” or the “Company” refer to Canfield Medical Supply, Inc.

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes to Condensed Financial Statements (unaudited) filed herewith.

Business Overview

Canfield Medical Supply, Inc. (the “CMS”), was incorporated in the State of Ohio on September 3, 1992, and changed domicile to Colorado on April 18, 2012. CMS is in the business of home health services, primarily the selling of durable medical equipment and medical supplies to the public, nursing homes, hospitals and other end users.

On December 31, 2019, CMS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SBG Acquisition Inc. (“Merger Sub”), a Nevada Corporation wholly-owned by CMS, and Splash Beverage Group, Inc. a Nevada corporation (“Splash”) pursuant to which Merger Sub merged with and into Splash (the “Merger”) with Splash as the surviving company and a wholly-owned subsidiary of CMS. The Merger was consummated on March 31, 2020.

As the owners and management of Splash have voting and operating control of CMS following the Merger, the Merger transaction was accounted for as a reverse acquisition (that is with Splash as the acquiring entity), followed by a recapitalization.

Splash specializes in the manufacturing, distribution, and sales & marketing of various beverages across multiple channels. Splash operates in both the non-alcoholic and alcoholic beverage segments. Additionally, Splash operates its own vertically integrated B2B and B2C e-commerce distribution platform called Qplash, further expanding its distribution abilities and visibility.

Results of Operations for the Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019.

Revenue

Revenues for the three months ended March 31, 2020 were $112,003 compared to revenues of $2,665 for the three months ended March 31, 2019. The $109,338 increase in sales is due to an increase within our vertically integrated B2B and B2C e-commerce distribution platform called Qplash. This platform sells goods on both Amazon and Shopify. Cost of goods sold for the three months ended March 31, 2020 were $107,214 compared to cost of goods sold for the three months ended March 31, 2019 of $13,102. The $94,112 increase in cost of goods sold for the three-month period ended March 31, 2020 is primarily due to our increased sales, and as our sales increased, our cost of sales for those sales correspondingly increased.

Operating Expenses

Operating expenses for the three months ended March 31, 2020 were $1,553,933 compared to $438,043 for the three months ended March 31, 2019. The $1,115,890 increase in our operating expenses was primarily a result of recording $500,000 in consulting fees for one of our investors, $188,053 in professional fees, $132,453 in consulting fees relating to the Qplash business, $100,000 for stock based compensation and $108,516 of payments made for our TapouT license. The net loss for the three months ended March 31, 2020 was $3,446,630 as compared to a net loss of $703,624 for the three months ended March 31, 2020. The increase in net loss is due to our increase in operating expenses slightly offset by our increase in revenues.

Interest Expense

Interest expenses for the three months ended March 31, 2020 were $1,897,486 compared to $255,144 for the three months ended March 31, 2019. The $1,642,342 increase in our interest expenses was primarily a result of recording a finance charge of $1,657,805 associated with warrants issued to one of our note holders.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2020, we had total cash and cash equivalents of $620,014, as compared with $42,639 at December 31, 2019. The increase is primarily due to issuances of notes payable.

Net cash used for operating activities during the three months ended March 31, 2020 was $924,860 as compared to the net cash used by operating activities for the three months ended March 31, 2019 of $718,420. The primary reasons for the change in net cash used is due to losses sustained and increases in inventory, offset by non-cash expenses.

Net cash used for investing activities during the three months ended March 31, 2020 was $79,977. There were no cash flows from investing activities during the three months ended March 31, 2019. The net cash used in the first quarter of 2020 was primarily due to the $150,000 payment made to SALT Tequila USA, offset by $72,422 of cash obtained in the acquisition of Canfield Medical Supply, Inc.

Net cash provided by financing activities during the three months ended March 31, 2020 was $1,582,212 compared to $62,123 provided from financing activities for the three months ended March 31, 2019. During the three months ended March 31, 2020, we received $1,740,000 from investors and related parties, which was offset by repayments to shareholders of $120,000 and a settlement payment of $18,000.

CONTRACTUAL OBLIGATIONS

Minimum Royalty Payments:

As stated in Note 5, we have a licensing agreement with ABG TapouT, LLC (“TapouT”). Under the licensing agreement, we have minimum royalty payments to TapouT for the next three years.

•	2020 $540,000
•	2021 $594,000
•	2022 $653,400

Inventory Purchase Commitments:

None.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective. There have been no changes to our disclosure controls and procedures during the three months ended March 31, 2020. There has been no change in our internal control over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

(b)       Changes in Internal Controls

There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business and operations, and such impacts may have a material adverse effect on our business and results of operations.

The current COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting our employees, communities and business operations, as well as the global economy and financial markets. The human and economic consequences of the COVID-19 pandemic as well as the measures being taken by governments, businesses (including the Company and our suppliers, bottlers/distributors, co-packers and other service providers) and the public at large to limit the COVID-19 pandemic, have and will, directly and indirectly impact our business and results of operations, including, without limitation, the following:

●	Deteriorating economic conditions and financial uncertainties in many of our major markets due to the COVID-19 pandemic, such as increased and prolonged unemployment, decreases in per capita income and the level of disposable income, declines in consumer confidence, or economic slowdowns or recessions, could affect consumer purchasing power and consumers’ ability to purchase our products, thereby reducing demand for our products. In addition, public concern among consumers regarding the risk of contracting COVID-19 may also reduce demand for our products.
●	The closure of on-premise retailers and other establishments that sell our products as a result of the COVID-19 pandemic may also adversely impact our sales and results of operations.
●	Our advertising, marketing, promotional, sponsorship and endorsement activities have been, and will continue to be, disrupted by reduced opportunities for such activities due to measures taken to limit the spread of the COVID-19 pandemic and the cancellations of sporting events, concerts and other events may result in decreased demand for our products. Our product sampling programs, which are part of our strategy to develop brand awareness, have been, and will continue to be, disrupted by the COVID-19 pandemic. If we are unable to successfully adapt to the changing landscape of advertising, marketing, promotional, sponsorship and endorsement opportunities created by the COVID-19 pandemic, our sales, volume growth and overall financial results could be negatively affected.
●	Our innovation activities, including our ability to introduce new products in certain markets, have been delayed and/or adversely impacted by the COVID-19 pandemic. If such innovation activities are disrupted and we continue to delay the launch of new products and/or we are unable to secure sufficient distribution levels for such new products, our business and results of operations could be adversely affected.
●	Some of our suppliers, bottlers/distributors and co-packers may experience plant closures, production slowdowns and disruptions in operations as a result of the impact of the COVID-19 pandemic. This could result in a disruption to our operations.
●	We may experience delays in the sourcing of certain raw materials as a result of shipping delays due to, among other things, additional safety requirements imposed by port authorities, closures of or congestion at ports, reduced availability of commercial transportation, border restrictions and capacity constraints.
●	As a result of the COVID-19 pandemic, including related governmental measures, restrictions, directives and guidance, we have required most of our office-based employees to work remotely. We may experience reductions in productivity and disruptions to our business routines while our remote work policy remains in place. If our employees working remotely do not maintain appropriate measures to mitigate potential risks to our technology and operations from information technology-related disruptions, we may face cybersecurity threats. Employees of our third-party service providers who are working remotely, with whom we may share data, are subject to similar cybersecurity risks.
●	Governmental authorities at the U.S. federal, state and/or municipal level and in certain foreign jurisdictions may increase or impose new income taxes, indirect taxes or other taxes or revise interpretations of existing tax rules and regulations as a means of financing the costs of stimulus or may take other measures to protect populations and economies from the impact of the COVID-19 pandemic. Increases in direct and indirect tax rates could affect our net income, and increases in consumer taxes could affect our products’ affordability and reduce our sales.
●	We may be required to record significant impairment charges with respect to goodwill or intangible assets whose fair values may be negatively affected by the effects of the COVID-19 pandemic.
●	The financial impact of the COVID-19 pandemic may cause one or more of the financial institutions we do business with to fail or default in their obligations to us or to become insolvent or file for bankruptcy, which could cause us to incur significant losses and negatively impact our results of operations and financial condition.
●	Actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic may result in negative publicity and the Company becoming a party to litigation claims and/or legal proceedings, which could consume significant financial and managerial resources, result in decreased demand for our products and injury to our reputation.
●	The resumption of normal business operations after the disruptions caused by the COVID-19 pandemic may be delayed or constrained by its lingering effects on our suppliers, bottlers/distributors, co-packers, contractors, business partners and other service providers.

Any of the negative impacts of the COVID-19 pandemic, including those described above, alone or in combination with others, may have a material adverse effect on our business, reputation, operating results and/or financial condition. The full extent to which the COVID-19 pandemic will negatively affect our business, reputation, operating results and/or financial condition will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic and actions taken by governmental authorities and other third parties in response to the COVID-19 pandemic.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

CANFIELD MEDICAL SUPPLY, INC.

Date: May 13, 2020	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO

Date: May 13, 2020	By:	/s/ Dean Huge
Dean Huge, CFO