Form 10-Q/A
period 2020-03-31
Canfield Medical Supply, Inc.
filed 2020-05-14
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

☐ Yes    ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes     ☐ No

As of May 14, 2020, there were 69,357,618 shares of Common Stock issued and outstanding.

1

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the three months ended March 31, 2020, as filed with the U.S. Securities and Exchange Commission on May 13, 2020 prior to the filing of this Amendment No.1 (the “Original Filing”). Amendment No. 1 is being filed solely to correct a clerical error in the number of outstanding shares of the Company common stock set forth on the cover page of the Original Report. The correct number of shares of the Company’s common stock outstanding as of May 14, 2020, there was 69,357,618 as set forth on the cover page of this Amendment No.1.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits to the Amendment. Because the Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 Except as described above, no changes have been made to the Original Report. This Amendment does not modify, amend or update any financial information in the Original Report. This Amendment continues to speak as of the date of the Original Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the Original Report.

ITEM 6. EXHIBITS

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibits	Description
31.1	Certification of CEO and Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically
31.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) - Filed herewith electronically
32.1	Certification of CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically
32.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically
101	XBRL Exhibits (Previously Filed)

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CANFIELD MEDICAL SUPPLY, INC.

Date: May 14, 2020	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO

Date: May 14, 2020	By:	/s/ Dean Huge
Dean Huge, CFO

3