Form 10-Q/A
period 2020-03-31
Canfield Medical Supply, Inc.
filed 2020-06-11
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

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

1

EXPLANATORY NOTE

The registrant is filing this Amendment No 2 on Form 10-/A (Form 10-Q/A”) to its Quarterly Report for the quarter ended March 31, 2020 as filed with the Securities and Exchange Commission on May 13, 2020, as amended by Amendment No. 1 (“Amendment No.1”) which was filed with the Securities and Exchange Commission on May 14, 2020 (and together the “Original Filing”) solely to provide XBRL for the amount of outstanding shares of the Company’ common stock as of May 14, 2020 as set forth on the cover page to Amendment No. 1 and update the cover page.

This Form 10-Q/A contains only the cover page, explanatory note, the exhibit index, signature page and the revised certifications.

 Except as described above, no changes have been made to the Original Filing. This Amendment does not modify, amend or update any financial information in the Original Filing. This Amendment continues to speak as of the date of the Original Filing, and except as descried above, the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the Original Filing.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: June 11, 2020	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO

Date: June 11, 2020	By:	/s/ Dean Huge
Dean Huge, CFO

3