Form 10-Q
period 2020-06-30
SPLASH BEVERAGE GROUP, INC.
filed 2020-08-13
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 000-55114

SPLASH BEVERAGE GROUP, INC.

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

☐ Yes    ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes     ☐ No

As of August 13, 2020, there were 70,181,217 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.

FORM 10-Q

June 30, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Condensed Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$118,751	$42,639
Accounts Receivable, net	359,657	11,430
Prepaid Expenses	19,114	5,449
Inventory	479,230	304,012
Other receivables	9,544	7,132
Total current assets	986,296	370,662

Non-current assets:
Deposit	$56,366	$34,915
Goodwill	9,448,852	—
Investment in Salt Tequila USA, LLC	250,000	—
Right of use asset, net	130,101	162,008
Property and equipment, net	64,269	37,729
Total non-current assets	9,948,049	234,652

Total assets	$10,935,884	$605,314

Liabilities and Deficiency in Stockholders' Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$1,118,582	$703,885
Right of use liability - current	89,950	81,502
Due to related parties	517,875	429,432
Bridge loan payable, net	—	2,200,000
Related party notes payable	—	1,505,100
Convertible Loan Payable	100,000	2,202,664
Notes payable, current portion	539,611	875,000
Royalty payable	90,000	39,000
Revenue financing arrangements	12,710	45,467
Shareholder advances	88,000	46,250
Accrued interest payable	805,602	1,604,498
Accrued interest payable - related parties	—	546,362
Total current liabilities	3,362,330	10,279,160

Long-term Liabilities:
Related party notes payable - noncurrent	64,200	—
Right of use liability - noncurrent	40,151	82,238
Total long-term liabilities	104,351	82,238

Total liabilities	3,466,681	10,361,398

Common stock, (mezzanine shares) 12,605,283 shares, contingently convertible to notes payable at June 30, 2020	9,248,720	—

Deficiency in stockholders' equity:
Common Stock, $0.001 par, 100,000,000 shares authorized, 57,002,247 and 44,021,382 shares
issued 57,002,247 and 43,885,090 outstanding, at June 30, 2020 and December 31, 2019, respectively	57,002	44,021
Additional paid in capital	34,898,641	22,095,403
Treasury Stock, $0.001 par, 136,292 shares at cost	—	(50,000)
Accumulated deficit	(36,735,159)	(31,845,508)
Total deficiency in stockholders' equity	(1,779,517)	(9,756,084)

Total liabilities, mezzanine shares and deficiency in stockholders' equity	$10,935,884	$605,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Condensed Consolidated Statements of Operations

For the Three- and Six- Months Ended June 30, 2020 and 2019

(Unaudited)

	Three months ended June 30, 2020	Three months ended June 30, 2019	Six months ended June 30, 2020	Six months ended June 30, 2019
Net revenues	$612,308	$42,775	$724,311	$48,105
Cost of goods sold	(287,773)	(48,215)	(394,987)	(74,418)
Gross margin	324,535	(5,440)	329,324	(26,313)

Operating expenses:
Contracted services	165,697	179,714	423,678	430,770
Salary and wages	365,013	16,378	606,689	412,262
Other general and administrative	156,258	79,456	1,189,671	301,843
Sales and marketing	24,230	27,164	47,242	32,652
Total operating expenses	711,198	302,712	2,267,280	1,177,527

Loss from operations	(386,663)	(308,152)	(1,937,956)	(1,203,840)

Other income/(expense):
Interest income	205	—	16,356	—
Interest expense	(21,854)	89,763	(1,935,491)	(420,524)
Gain from debt extinguishment	34,962	—	34,962	—
Total other income/(expense)	13,313	89,763	(1,884,172)	(420,524)

Provision for income taxes	—	—	—	—

Net loss	$(373,350)	$(218,389)	$(3,822,129)	$(1,624,364)

Net loss per share (basic and diluted)	$(0.01)	$(0.01)	$(0.07)	$(0.04)

Weighted average number of common shares outstanding	56,908,703	41,807,563	51,113,403	41,603,074

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Condensed Consolidated Statement of Deficiency in Stockholders’ Equity

For the six months ended June 30, 2020 and 2019

(Unaudited)

							Total
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)

Balances at December 31, 2018	40,165,002	40,165	272,585	$(100,000)	$18,938,480	$(26,709,776)	$(7,831,132)

Issuance of Common stock for cash	27,258	27	—	—	19,973	—	$20,000
Issuance of Common stock for services	1,363	1	—	—	999	—	1,000
Share-based compensation	—	—	—	—	—	—	-
Net loss	—	—	—	—	—	(703,624)	(703,624)

Balances at March 31, 2019	40,193,623	40,193	272,585	$(100,000)	$18,959,452	$(27,413,400)	$(8,513,755)

Issuance of Common stock for cash	483,837	484	—	—	354,516	—	$355,000
Issuance of Common stock for services	—	—	—	—	—	—	-
Issuance of series B convertible preferred stock	—	—	—	—	—	—	-
Issuance of Common stock from treasury	—	—	—	—	—	—	-
Warrants issued in connection with debt modification	—	—	—	—	—	—	-
Share-based compensation	—	—	—	—	—	—	-
Net loss	—	—	—	—	—	(921,520)	(921,520)

Balances at June 30, 2019	40,677,460	40,677	272,585	$(100,000)	$19,313,968	$(28,334,920)	$(9,080,275)

	Common Stock		Treasury Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)
Balances at December 31, 2019	44,021,389	44,021	136,293	$(50,000)	$22,095,403	$(31,845,506)	$(9,756,084)

Issuance of common stock for convertible debt	—	—	—	—	145,579	—	145,579
Incremental beneficial conversion for preferred A	—	—	—	—	240,770	(240,770)	-
Issuance of warrants on convertible instruments	—	—	—	—	2,486,706	(828,903)	1,657,803
Issuance of common stock for services	817,753	818	(136,293)	50,000	549,182	—	600,000
Issuance of common stock for acquisition	11,913,200	11,913	—	—	9,161,251	—	9,173,164
Net loss	—	—	—	—	—	(3,446,630)	(3,446,630)

Balances at March 31, 2020	56,752,342	56,752	—	$—	$34,678,891	$(36,361,809)	$(1,626,167)

Issuance of warrants	—	—	—	—	77,434	—	77,434
Issuance of common stock for services	—	—	—	—		—	-
Issuance of common stock for cash	249,912	250	—	—	142,316	—	142,566
Net loss	—	—	—	—		(373,350)	(373,350)

Balances at June 30, 2020	57,002,254	57,002	—	$—	$34,898,641	$(36,735,159)	$(1,779,517)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Condensed Consolidated Statement Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Six months ended June 30, 2020	Six months ended June 30, 2019
Net loss	$(3,822,129)	$(1,624,364)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	13,045	4,711
Amortization of ROU Asset	39,684	502
Debt discount	(5,222)	_
Gain from debt extinguishment	(34,962)	—
Interest on notes payable converted to common stock	231,692	—
Interest expense due to the issuance of warrants	1,657,805	—
Share-based compensation	—	—
Shares issued in exchange for services	600,000	1,000
Other noncash charges	(252,280)	—
Changes in working capital items:		—
Accounts receivable	(36,641)	2,598
Inventory	(153,804)	(80,648)
Prepaid expenses and other current assets	(16,077)	38,187
Deposits	(39,451)	(1,043)
Accounts payable and accrued expenses	(56,268)	(122,896)
Royalty payable	51,000	(21,062)
Accrued Interest payable	40,601	403,530
Net cash used in operating activities	(1,783,007)	(1,399,485)

Cash Flows from Investing Activities:
Capital Expenditures	(5,439)	(4,526)
Proceeds from sale of fixed assets	1,098
Investment in Salt Tequila USA, LLC	(150,000)	—
Net cash acquired in merger	72,442	—
Net cash used in investing activities	(81,899)	(4,526)

Cash Flows from Financing Activities:
Proceeds from issuance of Common stock	1,610,000	375,000
Repayment of shareholder advance	(120,106)	—
Cash advance from shareholder	288,000	—
Proceeds from issuance of debt	264,249	160,413
Principal repayment of debt	(61,248)	—
Reduction of ROU Liability	(39,877)	—
Net cash provided by financing activities	1,941,018	535,413

Net Change in Cash and Cash Equivalents	76,112	(868,598)

Cash and Cash Equivalents, beginning of year	42,639	938,040

Cash and Cash Equivalents, end of period	$118,751	$69,442

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$3,424	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable and accrued interest converted to common stock (12,605,283 shares)	9,248,721	—
Series A & B preferred stock and declared dividends converted to common stock	14,587,623	—
Liability issued for investment in SALT Tequila USA, LLC	100,000	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Condensed Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

Splash Beverage Group (“SBG”), f/k/a Canfield Medical Supply, Inc. (the “CMS”), was incorporated in the State of Ohio on September 3, 1992, and changed domicile to Colorado on April 18, 2012. CMS is in the business of home health services, primarily the selling of durable medical equipment and medical supplies to the public, nursing homes, hospitals and other end users.

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

As part of the recapitalization, previously issued shares of SBG preferred stock have been reflected as shares of common stock that were received in the Merger. These common shares have been retrospectively presented as outstanding for all periods.

Splash specializes in the manufacturing, distribution, and sales & marketing of various beverages across multiple channels. Splash operates in both the non-alcoholic and alcoholic beverage segments. Additionally, Splash operates its own vertically integrated B-to-B and B-to-C e-commerce distribution platform called Qplash, further expanding its distribution abilities and visibility.

On July 2, 2020, CMS received a Certificate of Good Standing from the State of Colorado. This certificate allowed us to change our name from Canfield Medical Supply, Inc. to Splash Beverage Group, Inc. a Colorado company. On July 31, 2020, we received approval from FINRA to change the Company’s name from Canfield Medical Supply, Inc. to Splash Beverage Group, Inc.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These condensed consolidated financial statements include the accounts of Splash Beverage Group and its wholly owned subsidiaries, Holdings and Splash Mex, in addition to the accounts of the CMS from March 31, 2020, the merger consummation date. All intercompany balances have been eliminated in consolidation.

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP).

The accompanying financial statements have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three months ended June 30, 2020 and 2019 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2019 audited financial statements. The results of operations for the period ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

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

Cash Equivalents and Concentration of Cash Balance

We consider all highly liquid securities with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at June 30, 2020 or December 31, 2019.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At June 30, 2020 we had no bank accounts over the federally insured limits. Our bank deposit accounts in Mexico are uninsured.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. We establish provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions.  At June 30, 2020 and December 31, 2019, our accounts receivable amounts are reflected net of allowances of $359,657 and $11,430, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at June 30, 2020 and December 31, 2019 consisted of finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. We establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. We manage inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments.

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

Depreciation expense totaled $10,750 and   $1,806 for the three months ended June 30, 2020 and June 30, 2019, respectively. Depreciation expense totaled $13,045 and $4,711 for the six months ended June 30, 2020 and June 30, 2019, respectively. Property and equipment as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Property and equipment, at cost	206,006	88,758
Accumulated depreciation	(141,738)	(51,029)
Property and equipment, net	64,269	37,729

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

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

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

The liabilities and indebtedness presented on the consolidated financial statements approximate fair values at June 30, 2020 and December 31, 2019, consistent with recent negotiations of notes payable and due to the short duration of maturities.

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

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at June 30, 2020 and December 31, 2019.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

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

	Three-months ended	Three-months ended	Six-months ended	Six-months ended
Numerator	June 30, 2020	June 30, 2019	June 30 2020	June 30, 2019
Net loss applicable to common shareholders	$(373,350)	$(218,389)	$(3,822,129)	$(1,624,364)

Denominator
Weighted average number of common shares outstanding	56,908,703	41,807,563	51,113,403	41,603,563

Net loss per share (basic and diluted)	$(0.01)	$(0.01)	$(0.07)	$(0.04)

Weighted average number of shares outstanding excludes anti-dilutive common stock equivalents, including warrants to purchase 3 million shares of common stock for nominal consideration.

Advertising

We conduct advertising for the promotion of our products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred.

Related Parties

We are indebted to certain members of our Board of Directors at June 30, 2020 and December 31, 2019. Transactions between us and the Board members are summarized in Notes 4 and 8.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our business operations have not yet generated significant revenues, and we have sustained net losses of approximately $3.8 million during the six months ended June 30, 2020 and have an accumulated deficit of approximately $40.5 million at June 30, 2020. In addition, we have current liabilities in excess of current assets of approximately $2.4 million at June 30, 2020. Further, we are in default on approximately $0.6 million of indebtedness, including accrued interest.

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

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	June 30, 2020	December 31, 2019
Notes Payable

In October 2013, we entered into a short-term loan agreement with an entity in the amount of $25,000. In March 2020 the full outstanding principal balance of $25,000 and unpaid accrued interest of $11,345 was converted into 234,767 shares of common stock according to the Merger Agreement.	7%	$—	$25,000

In February 2014, we entered into a 12-month term loan agreement with an individual in the amount of $200,000. The note included warrants for 66,146 shares of common stock at $0.73 per share. The warrants expired on February 28, 2017 and none were exercised at that date. The note matured and remains unpaid.	15%	150,000	150,000

In March 2014, we entered into a 12-month term loan agreement with an individual in the amount of $500,000. The note included warrants for 681,461 shares of common stock at $0.92 per share. The warrants expired on February 28, 2017 and none were exercised at that date. In March 2020 the full outstanding principal balance of $500,000 and unpaid accrued interest of $373,065 was converted into 1,124,802 shares of common stock according to the Merger Agreement.	15%	—	500,000

In March 2014, we entered into a short-term loan agreement with an entity in the amount of $200,000. The note included warrants for 272,584 shares of common stock at $0.94 per share. The warrants expired on February 28, 2017 and none were exercised at that date. The loans matured and remain unpaid.	8%	200,000	200,000

In May 2020, we entered into a two year loan with an entity under the Paycheck Protection Program established by the CARES Act in the amount of $94,833.32. The note requires monthly payments of principal and interest starting in December 2020 and maturing in May 2020. We expect $73,167 of the loan amount to be forgiven in accordance with the CARES Act.	1%	94,833	—

In June 2020, we entered into a six-month loan with an individual in the amount of $100,000. The loan matures in December 2020 with principal and interest due at maturity.	12%	100,000	—
		$544,833	$875,000

Interest expense on notes payable was $10,429 and $28,813 for the three months ended June 30, 2020 and 2019, respectively. Interest expense on notes payable was $59,859 and $57,626 for the six months ended June 30, 2020 and 2019, respectively. Accrued interest was $245,005 at June 30, 2020

Concurrently with the consummation of the Merger, notes payable of $525,000 and accrued interest were converted to shares of Splash common stock, which were exchanged for Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.] shares. Pursuant to the terms of the conversion agreements, these investors have the right to rescind the common shares received and receive replacement notes payable if we fail to raise $9 million in a secondary initial public offering by September 30, 2020. As a result, these shares are classified as mezzanine equity in our condensed consolidated balance sheet.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

	Interest Rate	June 30, 2020	December 31, 2019
Related Parties Notes Payable

During 2012, we entered into two 6-month term loan agreements with an entity, totaling $150,000. The notes included warrants for 68,146 shares of common stock at $0.73 per share which expired unexercised in 2017. In March 2020 the full outstanding principal balance of $41,500 and unpaid accrued interest of $31,515 was converted into 98,726 shares of common stock according to the Merger Agreement.	7%	$—	$41,500

In March 2014, we entered into a $50,000 12-month term loan agreement. The note included warrants for 136,292 shares of common stock at $0.92 per share. The warrants expired unexercised on February 28, 2017. In March 2020 the full outstanding principal balance of $50,000 and unpaid accrued interest of $24,145 was converted into 99,252 shares of common stock according to the Merger Agreement.	8%	—	50,000

During 2015, we entered into a 12-month term loan agreement with an individual in the amount $250,000. In March 2020 the full outstanding principal balance of $250,000 and unpaid accrued interest of $101,850 was converted into 98,726 shares of common stock according to the Merger Agreement.	8%	—	250,000

In February 2012, we entered into a loan agreement with an officer of the Company in the amount of $100. On September 25, 2018 an additional $10,500 loan agreement was entered into. In March 2020 the full outstanding principal balance of $10,600 and unpaid accrued interest of $1,189 was converted into 15,734 shares of common stock according to the Merger Agreement.	7%	—	10,600

During 2013, 2014, 2015, and 2016, we entered into several 12-month term loan agreements with an officer of the Company in the amounts of $57,000, $225,000, $105,000, and $9,000, respectively. In March 2020 the full outstanding principal balance of $396,000 and unpaid accrued interest of $146,828 was converted into 727,344 shares of common stock according to the Merger Agreement.	7%	—	396,000

Continued on next page

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

	Interest Rate	June 30, 2020	December 31, 2019
Related Parties Notes Payable, continued

During 2012, 2013, 2014, and 2016, we entered into 6-month term loan agreements with an officer of the Company in the amounts of $155,000, $210,000, $150,000 and $40,000, all respectively. The notes included warrants for issuances of 204,438 shares of common stock at $.092 per share. The warrants expired unexercised on March 1, 2017. In March 2020 the full outstanding principal balance of $495,000 and unpaid accrued interest of $213,010 was converted into 942,504 shares of common stock according to the Merger Agreement.	7%	—	495,000

During 2013, 2014 and 2017, we entered into 12-month term loan agreements with an officer of the Company in the amounts of $60,000, $50,000 and $10,000. In March 2020 the full outstanding principal balance of $120,000 and unpaid accrued interest of $50,305 was converted into 228,328 shares of common stock according to the Merger Agreement.	7%	—	120,000

During 2018, we entered into a long term note payable with an entity owned by an officer for $12,000 to be payable on July 10, 2020. In March 2020 the full outstanding principal balance of $12,000 and unpaid accrued interest of $1,050 was converted into 17,407 shares of common stock according to the Merger Agreement.	12%	—	12,000

During 2019, we entered into a term note payable with an entity owned by an officer for $130,000 to be paid on August 8, 2019. In March 2020 the full outstanding principal balance of $130,000 and unpaid accrued interest of $9,078 was converted into 182,525 shares of common stock according to the Merger Agreement.	12%	—	130,000
		$—	$1,505,100

Interest expense on related party notes payable was $0 and $24,814 for the three months ended June 30, 2020 and 2019, respectively. Interest expense on related party notes payable was $37,967 and $49,628 for the six months ended June 30, 2020 and 2019, respectively. Accrued interest was $0 as of June 30, 2020.

Concurrently with the consummation of the Merger, notes payable of $1,505,100 and accrued interest were converted to shares of Splash common stock, which were exchanged for Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.] shares. Pursuant to the terms of the conversion agreements, these investors have the right to rescind the common shares received and receive replacement notes payable if we fail to raise $9 million in a secondary initial public offering by September 30, 2020. As a result, these shares are classified as mezzanine equity in our condensed consolidated balance sheet.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

	Interest Rate	June 30, 2020	December 31, 2019
Convertible Bridge Loans Payable

In May 2015, we entered into a 3-month term loan agreement with an individual in the amount of $100,000. The annual interest rate for this bridge loan was 32% for the first 90 days, and 4% thereafter, compounded monthly.	See left	$100,000	$100,000

In October 2015, we entered into a 3-month term loan agreement with two individuals in the amount of $25,000. On December 26, 2018, the outstanding principal and accrued interest of $14,388 was consolidated into a new $39,388 term loan due August 26, 2020. In March 2020 the full outstanding principal balance of $39,388 and unpaid accrued interest of $5,973 was converted into 59,694 shares of common stock according to the Merger Agreement.	12%	—	39,388

In June 2015, we entered into a 3-month term loan with two individuals in the amount of $100,000. On December 26, 2018, the outstanding principal amount of $100,000 and accrued interest of $64,307 was consolidated into a new $164,307 term loan due August 26, 2020. In March 2020 the full outstanding principal balance of $164,307 and unpaid accrued interest of $24,916 was converted into 249,013 shares of common stock according to the Merger Agreement.	12%	—	164,307

During 2016, 2017 and 2018, we entered into multiple loan agreements with an entity in varying amounts. On December 26, 2018, the outstanding principal of $235,500 and accrued interest of $155,861 was consolidated into a new $391,361 term due August 26, 2020. In March 2020 the full outstanding principal balance of $391,361 and unpaid accrued interest of $43,823 was converted into 435,184 shares of common stock according to the Merger Agreement.	12%	—	391,361

During 2016, we entered into 3-month term loan agreements with an individual totaling $20,000. The loan was extended to August 14, 2020. In March 2020 the full outstanding principal balance of $20,000 and unpaid accrued interest of $10,096 was converted into 41,336 shares of common stock according to the Merger Agreement.	9%	—	20,000

During 2014 through 2018, we entered into convertible promissory note agreements with various terms ranging from 90 days to 18 months at 18% interest with an entity which were consolidated into one loan at 12% in 2018 totaling $795,137 with a due date of August 26, 2020. In March 2020 the full outstanding principal balance of $795,137 and unpaid accrued interest of $89,037 was converted into 884,174 shares of common stock according to the Merger Agreement.	12%	—	795,137

During 2015 and 2016, we entered into a series of 3-month term convertible promissory note agreements at 18% interest with an entity which were consolidated into one loan at 12% in 2018 totaling $692,471 with a due date of August 26, 2020. In March 2020 the full outstanding principal balance of $692,471 and unpaid accrued interest of $77,541 was converted into 770,012 shares of common stock according to the Merger Agreement.	12%	—	692,471
		$100,000	$2,202,664

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

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

Interest expense on the convertible bridge loans payable was $8,000 and $70,480 for the three months ended June 30, 2020 and 2019, respectively. Interest expense on the convertible bridge loans payable was $101,785 and $140,960 for the six months ended June 30, 2020 and 2019, respectively. Accrued interest was $155,215 at June 30, 2020.

On April 24, 2017, a note holder filed a complaint against the Company for a promissory note in default. The note holder is requesting summary judgment in the amount of $247,215.

Concurrently with the consummation of the Merger, notes payable of $2,102,664 and accrued interest were converted to shares of Splash common stock, which were exchanged for Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.] shares. Pursuant to the terms of the conversion agreements, these investors have the right to rescind the common shares received and receive replacement notes payable if we fail to raise $9 million in a secondary initial public offering by September 30, 2020. As a result, these shares are classified as mezzanine equity in our condensed consolidated balance sheet.

	Interest Rate	June 30, 2020	December 31, 2019
Revenue Financing Arrangements

During August 2015, we entered into a 3-month term loan agreement with an entity in the amount of $50,000, with required daily payments of $999. we entered into two additional 3-month loan agreements with the entity in 2016 in the amounts of $60,000 and $57,000, with required daily payments of $928 and $713, respectively. The term loans matured and remain unpaid.	10%	28,032	28,032

During November 2016, we entered into a short-term loan agreement with an entity in the amount of $55,000 with required daily payments of $1,299. The note was in default as of December 31, 2018. In 2019, we entered into a settlement agreement with monthly installment payments of $6,000. The loan is scheduled to be fully repaid in 2020.	12%	17,435	17,435
		$45,464	$45,464

Interest expense on the revenue financing arrangements was $25,067 and $1,723 for the year ended June 30, 2020 and 2019, respectively. Accrued interest was $0 at June 30, 2020.

Bridge Loan Payable

We issued an additional bridge loan in October 2018 for $2 million with a one-year maturity to GMA Bridge Fund LLC (“GMA”). This bridge loan contains a 10% administration fee of which the full $200,000 was accrued at December 31, 2019 and included in bridge loan payable, net. We incurred $271,670 of loan costs, which was fully amortized at December 31, 2019. Interest on the bridge loan was 0.5% monthly for the first six months and 0.75% monthly for the next six months. At the same time the debt was issued, we entered into a separate agreement in which GMA provided consulting services for one year (“Consulting Agreement”). We compensated GMA for the Consulting Agreement services by issuance of a warrant with a 5-year term to acquire 1,362,922 shares of our common stock at an exercise price of $0.01 per share. The warrant vested immediately. The value of the warrant, based on a Black-Scholes option pricing model, was $991,423 and was expensed in full in 2018. Interest expense on the bridge loan for the six months ended June 30, 2020 was $0 and accrued interest at June 30, 2020 was $0.

As part of GMA’s conversion agreement, we replaced the original warrants to purchase 1 million shares and granted additional warrants. To purchase 1 million shares. The value of the warrants based on a Black-Scholes option pricing model, was $1,657,805, and was expensed.

Concurrently with the consummation of the Merger, the $2,500,000 note payable of was converted to shares of Splash common stock, which were exchanged for Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.] shares. Pursuant to the terms of the conversion agreements, GMA has the right to rescind the common shares received and receive replacement notes payable if we fail to raise $9 million in a secondary initial public offering by September 30, 2020. As a result, these shares are classified as mezzanine equity in our condensed consolidated balance sheet.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

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

The unpaid amount of royalties was $90,000 at June 30, 2020. Guaranteed minimum royalty payments totaled $135,000 and $117,000 for the three months ended June 30, 2020 and 2019, which is included in general and administrative expenses. Guaranteed minimum royalty payments totaled $270,000 and $234,000 for the six months ended June 30, 2020 and 2019, which is included in general and administrative expenses.

Note 6 – Deficiency in Stockholders’ Equity

Series A and B Convertible Preferred Stock

As part of the merger consummated on March 31, 2020, all series A and B convertible preferred stock were converted to common stock. If the Company is unable to achieve the capital raise event as defined in the Merger Agreement by September 30, 2020, these shareholders can rescind their common shares back to preferred shares. Below are the new rights to these shareholders if they decide to rescind:

Series A Convertible Preferred Stock:

Rank. The Series A Preferred Stock shall rank, with respect to dividend rights and to rights upon any voluntary or involuntary liquidation, dissolution or winding up of the Company (each, a “Liquidation Event”), (a) senior in preference and priority to the common stock of the Company (the “Common Stock”) and any other class or series of equity security established and designated by the Board of Directors the terms of which do not expressly provide that it ranks senior in preference or priority to or on parity with the Series A Preferred Stock with respect to dividend rights and rights upon a Liquidation Event (collectively, “Junior Securities”), (b) on parity, without preference or priority, with each other class or series of equity security established and designated by the Board of Directors the terms of which expressly provide that it ranks on parity, without preference or priority to, the Series A Preferred Stock with respect to dividend rights and rights upon a Liquidation Event (collectively, “Parity Securities”), and (c) junior in preference and priority to each other class or series of equity security established and designated by the Board of Directors the terms of which expressly provide that it ranks senior in preference or priority to the Series A Preferred Stock with respect to dividend rights and rights upon a Liquidation Event (collectively, “Senior Securities”).

Dividends. Holders of shares of the Series A Preferred Stock are entitled to receive, when, as and if declared by the Board, out of funds legally available for the payment of dividends, cumulative cash dividends at an annual rate of eight percent (8%) of the Original Issue Price per share (equal to $.08 per share per annum). Dividends shall accrue on each share of Series A Preferred Stock from the date of issuance thereof, whether paid or not, and shall be cumulative and compounded annually.

Liquidation Preference. In the event of any Liquidation Event, the holders of shares of Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of any Junior Securities by reason of their ownership thereof, an amount per share equal to one hundred fifty percent (150%) of the Series A Original Issue Price (the “Liquidation Preference”), plus the amount of accrued and unpaid dividends thereon from the Original Issue Date through the date of liquidation. If upon any such Liquidation Event the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of shares of Series A Preferred Stock the full amount to which they shall be entitled under this, the holders of shares of Series A Preferred Stock and Parity Securities shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Conversion. The holders of Series A Preferred Stock shall have conversion rights as follows (the “Conversion Rights”):

Optional Conversion. Each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Series A Original Issue Price by the Conversion Price (as defined below) in effect at the time of conversion. The Conversion Price at which shares of Common Stock shall be deliverable upon conversion of Series A Preferred Stock without the payment of additional consideration by the holder thereof (the “Conversion Price”) shall initially be $1.28 per share. Such initial Conversion Price, and the rate at which shares of Series A Preferred Stock may be converted into shares of Common Stock, shall be subject to adjustment as provided below. All accrued and unpaid dividends may be converted by each holder of Series A Preferred Stock into Common Stock by first determining the number of shares of Series A Preferred Stock that could be purchased based on the Series A Original Issue Price then in effect and then determining the number of shares of Common Stock such additional shares of Series A Preferred Stock are convertible into. By way of illustration only, if the accrued and unpaid dividends are equal to $100,000, then based on the Series A Original Issue Price of $1.00 and a Conversion Price of $0.85, the holders of Series A Preferred Stock would receive an additional 85,000 shares of Common Stock.

Automatic Conversion. Upon the consummation of an underwritten public offering of the Common Stock of the Company (“IPO”) , each share of Series A Preferred Stock shall automatically be converted into such number of fully paid and non-assessable shares of Common Stock at a Conversion Price equal to the lesser of (i) the Conversion Price in effect immediately prior to the consummation of the IPO or (ii) fifty percent (50%) of the public offering price of the Common Stock in the IPO. All accrued and unpaid dividends may be converted by each holder of Series A Preferred Stock into Common Stock by first determining the number of shares of Series A Preferred Stock that could be purchased based on the Series A Original Issue Price then in effect and then determining the number of shares of Common Stock such additional shares of Series A Preferred Stock are convertible into. By way of illustration only, if the accrued and unpaid dividends are equal to $100,000, then based on the Series A Original Issue Price of $1.00 and a Conversion Price of $0.85, the holders of Series A Preferred Stock would receive an additional 85,000 shares of Common Stock.

Note 6 – Deficiency in Stockholders’ Equity, continued

Series B Convertible Preferred Stock:

Rank. The Series B Preferred Stock shall rank, with respect to dividend rights and to rights upon any voluntary or involuntary liquidation, dissolution or winding up of the Company (each, a “Liquidation Event”), (a) senior in preference and priority to the common stock of the Company (the “Common Stock”) and any other class or series of equity security established and designated by the Board of Directors the terms of which do not expressly provide that it ranks senior in preference or priority to or on parity with the Series B Preferred Stock with respect to dividend rights and rights upon a Liquidation Event (collectively, “Junior Securities”), (b) on parity, without preference or priority, with the Series A Preferred Stock and with each other class or series of equity security established and designated by the Board of Directors the terms of which expressly provide that it ranks on parity, without preference or priority to, the Series B Preferred Stock with respect to dividend rights and rights upon a Liquidation Event (collectively, “Parity Securities”), and (c) junior in preference and priority to each other class or series of equity security established and designated by the Board of Directors the terms of which expressly provide that it ranks senior in preference or priority to the Series B Preferred Stock with respect to dividend rights and rights upon a Liquidation Event (collectively, “Senior Securities”).

Dividends. The holders of the Series B Preferred Stock shall be entitled to receive cash dividends, when, as and if declared by the Board, out of any assets legally available therefor, prior and in preference to any declaration or payment of any dividend on any other class of Preferred Stock, except for the Series A Preferred Stock which shall be paid at the same time as the Series B Preferred Stock is paid, and Common Stock of the Corporation at an annual rate of nine percent (9%) of the Original Issue Price per share (equal to $.09 per share per annum) payable out of legally available funds. Dividends shall accrue on each share of Series B Preferred Stock from the date of issuance thereof, whether paid or not, and shall be cumulative and compounded annually. Such dividends shall be payable on the first day of each January, April, July and October commencing with respect to each share of Series B Preferred Stock, on the first of such dates to occur after the issuance of such share (each such date a “Dividend Payment Date”) to the holders of record at the close of business on the fifteenth day of each December, March, June and September, respectively, subject to declaration of such dividends by the Board. All dividends paid with respect to shares of Series B Preferred Stock shall be paid pro rata to the holders entitled thereto. Dividends, if paid, must be paid, on all outstanding shares of Series B Preferred Stock contemporaneously. If any dividend shall not be paid on a Dividend Payment Date, for any reason, the right of the holders to receive such dividend shall not lapse or terminate but each such dividend shall accrue and be paid to such holders, subject to the conversion provisions below. No dividend shall be paid to the holders of any shares of Common Stock until all dividends, including accrued dividends, then owing to the holders of Series B Preferred Stock, shall have been paid in full.

Liquidation Preference. In the event of any Liquidation Event, the holders of shares of Series B Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Company available for distribution to its stockholders before any payment shall be made to the holders of any Junior Securities by reason of their ownership thereof, an amount per share equal to one hundred fifty percent (150%) of the Series B Original Issue Price (the “Liquidation Preference”), plus the amount of accrued and unpaid dividends thereon from the Original Issue Date through the date of liquidation. If upon any such Liquidation Event the assets of the Company available for distribution to its stockholders shall be insufficient to pay the holders of shares of Series B Preferred Stock the full amount to which they shall be entitled under this Section , the holders of shares of Series B Preferred Stock and Parity Securities shall share ratably in any distribution of the assets available for distribution in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Conversion. The holders of Series B Preferred Stock shall have conversion rights as follows (the “Conversion Rights”):

Optional Conversion. Each share of Series B Preferred Stock shall be convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and non-assessable shares of Common Stock as is determined by dividing the Series B Original Issue Price by the Conversion Price (as defined below) in effect at the time of conversion. The Conversion Price at which shares of Common Stock shall be deliverable upon conversion of Series B Preferred Stock without the payment of additional consideration by the holder thereof (the “Conversion Price”) shall initially be $1.28 per share. Such initial Conversion Price, and the rate at which shares of Series B Preferred Stock may be converted into shares of Common Stock, shall be subject to adjustment as provided below. All accrued and unpaid dividends may be converted by each holder of Series B Preferred Stock into Common Stock by first determining the number of shares of Series B Preferred Stock that could be purchased based on the Series B Original Issue Price then in effect and then determining the number of shares of Common Stock such additional shares of Series B Preferred Stock are convertible into. By way of illustration only, if the accrued and unpaid dividends are equal to $100,000, then based on the Series B Original Issue Price of $1.50 and a Conversion Price of $1.28, the holders of Series B Preferred Stock would receive an additional 78,125 shares of Common Stock.

Automatic Conversion. Upon the consummation of an underwritten public offering of the Common Stock of the Company (“IPO”), each share of Series B Preferred Stock shall automatically be converted into such number of fully paid and non-assessable shares of Common Stock at a Conversion Price equal to the lesser of (i) the Conversion Price in effect immediately prior to the consummation of the IPO or (ii) fifty percent (50%) of the public offering price of the Common Stock in the IPO. All accrued and unpaid dividends may be converted by each holder of Series B Preferred Stock into Common Stock by first determining the number of shares of Series B Preferred Stock that could be purchased based on the Series B Original Issue Price then in effect and then determining the number of shares of Common Stock such additional shares of Series B Preferred Stock are convertible into. By way of illustration only, if the accrued and unpaid dividends are equal to $100,000, then based on the Series B Original Issue Price of $1.50 and a Conversion Price of $1.28, the holders of Series B Preferred Stock would receive an additional 78,125 shares of Common Stock.

Common Stock

In 2019, we issued 1,846,078 shares of our common stock in exchange for services provided to us. The shares were valued at $0.73 per share. We recognized share-based compensation expense of $1,354,500, which is classified within the contracted services line on the Statement of Operations. At June 30, 2020, we issued 249,912 shares of common stock in exchange for cash. The shares were valued at $0.73 per share.

Treasury Stock

Since its inception, we have repurchased shares from our shareholders. To date, we have repurchased 1,226,630 shares, of which 817,753 have been retired.

In connection with a 2018 consulting agreement, we were committed to issue the 408,877 shares held in treasury upon the occurrence of certain events or milestones. We issued 136,292 shares in July 2018, 136,292 shares in July 2019 and 136,292 shares on March 31, 2020.

Warrant Issuance-Common Stock

As part of the sale and issuance of 4,088,765 shares of our Series A Convertible Preferred Stock, we issued 4,088,765 warrants to purchase shares of our common stock at a price of $0.73 per share. The warrants had a five-year term and expired during 2019.

As an incentive to convert their Series A preferred stock we issued 1,000,000 new warrants to purchase shares of SBG common stock at $0.18 per share. Concurrently with the consummation of the Merger, these warrants were exchanged for 1,362,922 of Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.] shares. These warrants have a 3-year term.

Warrant Issuance-Common Stock

As part of the sale and issuance of 5,333,675 shares of our Series B Convertible Preferred Stock, we issued 2,666,839 warrants to purchase shares our common stock at a price of $1.10 per share. The warrants have a 5-year term. At June 30, 2020, there are 1,145,786   warrants outstanding with a weighted average remaining life of 0.3 years.

As part of the sale of 100,000 shares of common stock, we issued 325,000 warrants to purchase shares of our common stock at a price of $0.25 per share. These warrants have a 3-year term.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

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

Stock Plan

We have adopted the 2012 Stock Incentive Plan for SBG (the “Plan”), which provides for the grant of common stock and stock options to employees. We have reserved 4,088,765 shares for issuance under the Plan. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of the grant and generally have a term of ten years. On December 31, 2018, the sole option holder at the time, our CEO, exercised his options to purchase 2,657,698 shares of common stock at a purchase price of $0.12 per share, totaling $312,000, which total purchase price was paid by the cancelation of the equivalent amount of debt owed by us to the CEO. On December 7, 2019, our Board of Directors granted 1,124,410 options to certain employees and consultants. None of these options were exercised at June 30, 2020. There are 1,124,410 options issued and outstanding under the Plan at June 30, 2020. As of June 30, 2020, the total number of options available for grant is 306,657.

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

We recognized stock-based compensation expense of $265,589 for the year ended December 31, 2019. There was no unrecognized compensation cost related to stock option awards at June 30, 2020.

Concurrently with the consummation of the Merger, options to purchase 825,000 SBC shares were converted to options to purchase 1,124,410 Splash Beverage Group, Inc. [Formerly Canfield Medical Supply, Inc.] shares.

	Options	Weighted Average Exercise Price

Outstanding - beginning of year	1,124,410	$0.77
Granted	—
Exercised	—	$—
Cancelled/forfeited	—	$—
Outstanding - June 30, 2020	1,124,410	$0.77

Exercisable at June, 30 2020	1,124,410	$0.77

Weighted average grant date fair value of options during year	N/A

Weighted average duration to expiration of outstanding options at June 30, 2020	4.8

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Condensed Consolidated Financial Statements

Note 8 – Related Parties

During the normal course of business, we incurred expenses related to services provided by our CEO or Company expenses paid by our CEO, resulting in related party payables, net of $517,875 as of June 30, 2020. The related party payable to the CEO bears no interest payable and is due on demand. We also assumed a $50,000 note for the President of WesBev who is the majority shareholder of Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.].

There are related party notes payable of $0 outstanding as of June 30, 2020 as discussed in Note 4.

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

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

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

The following table presents the discounted present value of minimum lease payments for our office and warehouses to the amounts reported as financial lease liabilities on the condensed consolidated balance sheet at June 30, 2020:

Undiscounted Future Minimum Lease Payments	Operating Lease

2020	$47,456
2021	59,291
Thereafter	29,086
Total	135,832
Amount representing imputed interest	(5,732)
Total operating lease liability	130,101
Current portion of operating lease liability	89,950
Operating lease liability, non-current	$40,151

The table below presents information for lease costs related to our operating leases at June 30, 2020:

Operating lease cost:
Amortization of leased assets	$87,798
Interest of lease liabilities	9,180
Total operating lease cost	$96,978

The table below presents lease-related terms and discount rates at June 30, 2020:

Remaining term on leases	10 to 28 months
Incremented borrowing rate	5.0%

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Condensed Consolidated Financial Statements

Note 11 – Line of Credit

At June 30, 2020 SBG owed $68,000 to a financial institution under a revolving line of credit which is classified within other current liabilities. The line of credit is secured by the assets of SBG is due on demand, and bears interest at variable rates approximately 6.1% at June 30, 2020. Interest expense under the note was approximately $900 during the three months ended June 30, 2020. Interest expense under the note was approximately $2,000 during the six months ended June 30, 2020.

Note 12 – PPP Loan

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond the point of origin. On March 20, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally.

In response to the COVID-19 outbreak in the United States, the CARES Act (the “Act”) was passed by Congress and signed into law on March 27, 2020. In connection with the CARES Act, the Company and its subsidiary applied for and received loans with an original aggregate principal balance of approximately $158,000. These loans and interest will be forgiven as long as the funds are used for qualifying expenditures as outlined in the Act. The loans bear interest at 1%, with an 18 month term, and has a 6-month initial payment deferral.

Note 13 – Business Combinations

As stated in Note 1, we consummated the merger of SBG on March 31, 2020 which was accounted for as a reverse merger.

The value of our merger was approximately $9.2 million based on the valuation of the SBG equity on the date of consummation.

The following summarizes our allocation of the purchase price for the acquisition:

Cash and cash equivalents	$72,442
Accounts receivable	$311,586
Inventory	$21,415
Property and equipment	$38,110
Goodwill	$9,448,832
Accounts payable, accrued expenses and other liabilities	$719,221
Purchase price	$9,173,164

Note 14 – Segment Reporting

The Company evaluates segment reporting in accordance with the FASB Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Executive Officer and Chief Financial Officer.

	Three-Months Ending		Six-Months Ending
Revenue	Q2 2020	Q2 2019	Q2 2020	Q2 2019
Beverages	412,729	42,775	524,732	48,105
Medical Devices	199,579	—	199,579	—

Total Revenues	612,308	42,775	724,311	48,105

Total assets	June 2020	December 2019
Beverages	1,172,224	605,314
Medical Devices	9,763,660	—

Total Assets	10,935,884	605,314

Note 15 – Commitment and Contingencies

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

Note 16 – Subsequent Events

Private Placement Memorandum (PPM)

Our Board of Directors has determined that it is in the best interests of the Corporation and its stockholders to obtain working capital by conducting a private placement offering of 2,727,272 shares of the common stock of the Company, no par value per share at a purchase price of $1.10 per share for aggregate gross proceeds of $3,000,000. As part of the PPM, each common share holds one-half warrant. As of August 14, 2020 the company has not sold any shares.

Company Name Change

In July 2020, we filed a Certificate of Amendment of Articles of Incorporation to change our name to Splash Beverage Group Inc. On July 31, 2020, we received approval from FINRA regarding our name change.

New Stock Issuance

On July 1, 2020, we enter a subscription agreement with one of our existing shareholders for $110,000 in exchange for 100,000 of our common stock at $1.10 per share. As part of the agreement we granted 325,000 warrants at a purchase price of $0.25 per warrant.

On July 8, 2020, we enter a subscription agreement with one of our existing shareholders for $500,000 in exchange for 454,546 of our common stock at $1.10 per share. As part of the agreement we granted 554,546 warrants.

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

Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” “our,” or the “Company” refer to Splash Beverage Group, Inc.

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes to Condensed Financial Statements (unaudited) filed herewith.

Business Overview

Splash Beverage Group (“SBG”), f/k/a Canfield Medical Supply, Inc. (the “CMS”), was incorporated in the State of Ohio on September 3, 1992, and changed domicile to Colorado on April 18, 2012. CMS is in the business of home health services, primarily the selling of durable medical equipment and medical supplies to the public, nursing homes, hospitals and other end users.

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

In July 2020, we filed a Certificate of Amendment of Articles of Incorporation to change our name to Splash Beverage Group Inc. On July 31, 2020, we received approval from FINRA regarding our name change.

Results of Operations for the Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019.

Revenue

Revenues for the three months ended June 30, 2020 were $612,308 compared to revenues of $42,775 for the three months ended June 30, 2019. The $569,533 increase in sales was due to Salt Tequila ($121,392), Qplash –our vertically integrated B2B and B2C e-commerce distribution platform which sells their products on Amazon and Shopify ($300,148) and Canfield’s medical device business ($225,579). Cost of goods sold for the three months ended June 30, 2020 were $287,773 compared to cost of goods sold for the three months ended June 30, 2019 of $48,215. The $239,558 increase in cost of goods sold for the three-month period ended June 30, 2020 was primarily due to our increased sales, and as our sales increased, our cost of sales for those sales correspondingly increased.

Operating Expenses

Operating expenses for the six months ended June 30, 2020 were $2,268,819 compared to $1,177,527 for the six months ended June 30, 2019. The $1,091,292 increase in our operating expenses was primarily a result of recording $500,000 in consulting fees for one of our investors, $188,053 in professional fees, $132,453 in consulting fees relating to the Qplash business, $100,000 for treasury stock issuance  and $108,516 of payments made for our TapouT license. The net loss for the six months ended June 30, 2020 was $3,822,129 as compared to a net loss of $1,624,364 for the six months ended June 30, 2019. The increase in net loss is due to our increase in operating expenses slightly offset by our increase in revenues.

Other Income/(Expense)

Other interest/(expense) for the three months ended June 30, 2020 were $13,314 compared to $89,763 for the three months ended June 30, 2019. The $76,449 decrease in our interest expenses was primarily a result converting the majority of our debt into common stock in Q1 2020 as part of our merger.

Results of Operations for the Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019.

Revenue

Revenues for the six months ended June 30, 2020 were $ $724,311 compared to revenues of $48,105 for the six months ended June 30, 2019. The $676,206 increase in sales was due to Salt Tequila $122,151, Qplash – our vertically integrated B2B and B2C e-commerce distribution platform which sells their products on Amazon and Shopify ($300,148) and Canfield’s medical device business $199,579. Cost of goods sold for the six months ended June 30, 2020 were $ 394,987 compared to cost of goods sold for the six months ended June 30, 2019 of $74,418. The $ 320,569 increase in cost of goods sold for the six-month period ended June 30, 2020 was primarily due to our increased sales, and as our sales increased, our cost of sales for those sales correspondingly increased.

Operating Expenses

Operating expenses for the six months ended June 30, 2020 were $2,268,819 compared to $1,177,527 for the six months ended June 30, 2019. The $1,091,292 increase in our operating expenses was primarily a result of recording $500,000 in consulting fees for one of our investors, $188,053 in professional fees, $132,453 in consulting fees relating to the Qplash business, $100,000 for treasury stock issuance  and $108,516 of payments made for our TapouT license. The net loss for the six months ended June 30, 2020 was $3,823,668 as compared to a net loss of $1,624,364 for the six months ended June 30, 2019. The increase in net loss is due to our increase in operating expenses slightly offset by our increase in revenues.

Other Income/(Expense)

Other interest/(expense) for the six months ended June 30, 2020 were $1,884,173 compared to $420,524 for the six months ended June 30, 2019. The $1,463,649 increase in our interest expenses was primarily a result of recording a finance charge of $1,657,805 associated with warrants issued to one of our note holders.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2020, we had total cash and cash equivalents of $ $118,751, as compared with $42,639 at December 31, 2019. The increase was primarily due to issuances of notes payable offset by expenses relating to the operating the business.

Net cash used for operating activities during the six months ended June 30, 2020 was $ 1,783,007 as compared to the net cash used by operating activities for the six months ended June 30, 2019 of $1,399,485. The primary reasons for the change in net cash used was due to losses sustained and increases for issuance of warrants, offset by non-cash expenses.

Net cash used for investing activities during the six months ended June 30, 2020 was $81,999 as compared to the net cash used by operating activities for the six months ended June 30, 2019 of $4,526. The net cash used in the first half of 2020 was primarily due to the $150,000 payment made to SALT Tequila USA, offset by $72,422 of cash obtained in the acquisition of Canfield Medical Supply, Inc.

Net cash provided by financing activities during the six months ended June 30, 2020 was $1,941,018 compared to $535,413 provided from financing activities for the six months ended June 30, 2019. During the six months ended June 30, 2020, we received $2,162,249 from investors and related parties, which was offset by repayments to shareholders of $120,106 and a settlement payment of $61,248.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

(a)       Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective due to the size of the organization. We are addressing our needs to enhance our effectiveness. sThere have been no changes to our disclosure controls and procedures during the three months ended June 30, 2020. There has been no change in our internal control over financial reporting during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

See notes 6 and 16.

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

CANFIELD MEDICAL SUPPLY, INC.

Date: August 13, 2020	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO

Date: August 13, 2020	By:	/s/ Dean Huge
Dean Huge, CFO

