Form 10-Q
period 2020-09-30
SPLASH BEVERAGE GROUP, INC.
filed 2020-11-13
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

☐ Yes    ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes     ☐ No

As of November 13, 2020, there were 73,197,290 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.

FORM 10-Q

September 30, 2020

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Condensed Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash	$725,811	$42,639
Funds in Escrow	1,000,000	-
Accounts Receivable, net	547,498	11,430
Prepaid Expenses	219,575	5,449
Inventory	627,386	304,012
Other receivables	18,887	7,132
Total current assets	3,139,157	370,662

Non-current assets:
Deposit	$39,089	$34,915
Goodwill	9,448,852	-
Investment in Salt Tequila USA, LLC	250,000	-
Right of use asset, net	100,667	162,008
Property and equipment, net	59,172	37,729
Total non-current assets	9,897,780	234,652

Total assets	$13,036,937	$605,314

Liabilities and Deficiency in Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$1,080,953	$703,885
Right of use liability - current	70,297	81,502
Due to related parties	469,904	429,432
Bridge loan payable, net	-	2,200,000
Related party notes payable	-	1,505,100
Convertible Loan Payable	100,000	2,202,664
Notes payable, current portion	703,565	875,000
Royalty payable	-	39,000
Revenue financing arrangements	-	45,467
Shareholder advances	1,103,773	46,250
Accrued interest payable	421,952	1,604,498
Accrued interest payable - related parties	-	546,362
Total current liabilities	3,950,444	10,279,160

Long-term Liabilities:
Right of use liability - noncurrent	32,940	82,238
Total long-term liabilities	32,940	82,238

Total liabilities	3,950,596	10,361,398

Common stock, (mezzanine shares) 12,605,283 shares, contingently convertible to notes payable at September 30, 2020	9,248,720	-

Deficiency in stockholders’ equity:
Common Stock, $0.001 par, 150,000,000 shares authorized, 60,574,873 and 44,021,382 shares issued 60,574,873 and 43,885,090 outstanding, at September 30, 2020 and December 31, 2019, respectively	60,575	44,021
Additional paid in capital	38,763,100	22,095,403
Treasury Stock, $0.001 par, 100,000 shares at cost	-	(50,000)
Accumulated deficit	(39,018,841)	(31,845,508)
Total deficiency in stockholders’ equity	(195,166)	(9,756,084)

Total liabilities, mezzanine shares and deficiency in stockholders’ equity	$13,036,937	$605,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Condensed Consolidated Statements of Operations

For the Three- and Nine- Months Ended September 30, 2020 and 2019

(Unaudited)

	Three months ended September 30, 2020	Three months ended September 30, 2019	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Net revenues	$1,009,615	$-	$1,733,926	$47,086
Cost of goods sold	(570,979)	(13,947)	(965,966)	(88,365)
Gross margin	438,636	(13,947)	767,960	(41,279)

Operating expenses:
Contracted services	1,954,165	450,753	2,377,843	881,523
Salary and wages	442,441	171,357	1,049,130	583,619
Other general and administrative	298,277	205,300	1,487,948	507,143
Sales and marketing	38,551	20,247	85,793	52,899
Total operating expenses	2,733,434	847,657	5,000,714	2,025,184

Loss from operations	(2,294,798)	(861,604)	(4,232,754)	(2,066,463)

Other income/(expense):
Other Income	16,351	9,587	16,351	9,587
Interest income	16,354	-	32,710	-
Interest expense	(23,110)	(215,229)	(1,958,601)	(635,753)
Gain from debt extinguishment	1,521	-	36,483	-
Total other income/(expense)	11,116	(205,642)	(1,873,057)	(626,166)

Net loss	$(2,283,682)	$(1,067,246)	$(6,105,811)	$(2,692,629)

Net loss per share (basic diluted)	$(0.04)	$(0.03)	$(0.11)	$(0.07)

Weighted average number of common shares outstanding	58,397,694	40,570,619	53,108,031	41,228,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Condensed Consolidated Statement of Deficiency in Stockholders’ Equity

For the Nine months ended September 30, 2020 and 2019

(Unaudited)

							Total
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2018	40,165,002	40,165	272,585	$(100,000)	$18,938,480	$(26,709,776)	$(7,831,132)

Issuance of Common stock for cash	27,258	27	-	-	19,973	-	$20,000
Issuance of Common stock for services	1,363	1	-	-	999	-	1,000
Net loss	-	-	-	-	-	(703,624)	(703,624)

Balances at March 31, 2019	40,193,623	40,193	272,585	$(100,000)	$18,959,452	$(27,413,400)	$(8,513,755)

Issuance of Common stock for cash	483,837	484	-	-	354,516	-	$355,000
Net loss	-	-	-	-	-	(921,520)	(921,520)

Balances at June 30, 2019	40,677,460	40,677	272,585	$(100,000)	$19,313,968	$(28,334,920)	$(9,080,275)

Issuance of Common stock for cash	715,534	716	-	-	524,284		$525,000
Issuance of Common stock for services	190,809	191	-	-	139,809		140,000
Issuance of Common stock from treasury	-	-	(136,292)	50,000	49,900		99,900
Net loss	-	-	-	-	-	(973,546)	(973,546)

Balances at September 30, 2019	41,583,803	41,584	136,293	$(50,000)	$20,027,962	$(29,308,466)	$(9,288,921)

							Total
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balances at December 31, 2019	44,021,389	44,021	136,293	$(50,000)	$22,095,403	$(31,845,506)	$(9,756,083)

Issuance of common stock for convertible debt	-	-	-	-	145,579	-	145,579
Incremental beneficial conversion for preferred A	-	-	-	-	240,770	(240,770)	-
Issuance of warrants on convertible instruments	-	-	-	-	2,486,706	(828,903)	1,657,803
Issuance of common stock for services	817,753	818	(136,293)	50,000	549,182	-	600,000
Issuance of common stock for acquisition	11,913,200	11,913	-	-	9,161,251	-	9,173,164
Net loss	-	-	-	-	-	(3,446,630)	(3,446,630)

Balances at March 31, 2020	56,752,342	56,752	-	$-	$34,678,891	$(36,361,809)	$(1,626,167)

Issuance of warrants	-	-	-	-	77,434	-	77,434
Issuance of common stock for cash	249,912	250	-	-	142,316	-	142,566
Net loss	-	-	-	-	-	(373,350)	(373,350)

Balances at June 30, 2020	57,002,254	57,002	-	$-	$34,898,641	$(36,735,159)	$(1,779,517)

Issuance of warrants	-	-	-	-	438,431	-	1,236,254
Issuance of options	180,936	181	-	-	(181)	-	0
Issuance of common stock for services	691,945	692	-	-	1,728,588	-	1,729,280
Issuance of common stock for cash	2,699,738	2,700	-	-	1,697,621	-	902,498
Net loss	-	-	-	-	-	(2,283,682)	(2,283,682)

Balances at September 30, 2020	60,574,873	60,575	-	$-	$38,763,100	$(39,018,841)	$(195,167)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Condensed Consolidated Statement Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Nine months ended September 30, 2020	Nine months ended September 30, 2019
Net loss	$(6,105,811)	$(2,692,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,339	7,088
Amortization of ROU Asset	61,341	-
Gain from debt extinguishment	(36,483)	-
Non-cash interest expense	590,283	-
Share-based compensation	2,329,280	532,276-
Changes in working capital items:
Accounts receivable	(243,369)	(11,510)
Inventory	(269,172)	(79,969)
Prepaid expenses and other current assets	(206,994)	(21,523)
Deposits	(4,174)	(1,013)
Accounts payable and accrued expenses	(474,940)	(224,709)
Royalty payable	(39,000)	(21,062)
Accrued interest payable	61,530	603,326
Net cash used in operating activities	(4,311,170)	(1,909,725)

Cash Flows from Investing Activities:
Capital expenditures	(9,693)	(9,942)
Investment in Salt Tequila USA, LLC	(150,000)	-
Net cash acquired in merger	72,442	-
Net cash used in investing activities	(87,251)	(9,942)

Cash Flows from Financing Activities:
Proceeds from issuance of Common stock	3,574,002	900,000
Funds placed in Escrow	(1,000,000)
Repayment of shareholder advance		-
Cash advance from shareholder	1,097,995	-
Proceeds from issuance of debt	1,470,099	130,000
Principal repayment of debt		(18,009)
Reduction of ROU Liability	(60,502)	-
Net cash provided by financing activities	5,081,594	1,011,991

Net Change in Cash	683,172	(907,676)
Cash, beginning of year	42,639	938,040

Cash, end of period	$725,811	$30,364

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable and accrued interest converted to common stock (12,605,283 shares)	$9,248,720	$-
Liability issued for investment in SALT Tequila USA, LLC	$100,000	$-

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

On July 2, 2020, CMS received a Certificate of Good Standing from the State of Colorado. This certificate allowed us to change our name from Canfield Medical Supply, Inc. to Splash Beverage Group, Inc. a Colorado company. On July 31, 2020, we received approval from FINRA to change the Company’s name from Canfield Medical Supply, Inc. to Splash Beverage Group, Inc. Our new ticker symbol is SBEV.

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

The accompanying condensed consolidated financial statements have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the nine months ended September 30, 2020 and 2019 have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our December 31, 2019 audited financial statements. The results of operations for the period ended September 30, 2020 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Concentration of Cash Balance

We consider all highly liquid securities with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at September 30, 2020 or December 31, 2019.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At September 30, 2020 we had bank accounts over the federally insured limits. Our bank deposit accounts in Mexico are uninsured.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. We establish provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions.  At September 30, 2020 and December 31, 2019, our accounts receivable amounts are reflected net of allowances of $547,498 and $11,430, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at September 30, 2020 and December 31, 2019 consisted of finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. We establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. We manage inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments.

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

Depreciation expense totaled $7,530 and $2,377 for the three months ended September 30, 2020 and September 30, 2019, respectively. Depreciation expense totaled $26,339 and $7,088 for the nine months ended September 30, 2020 and September 30, 2019, respectively. Property and equipment as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
Property and equipment, at cost	208,440	88,758
Accumulated depreciation	(149,268)	(51,029)
Property and equipment, net	59,172	37,729

Licensing Agreements

The initial amount of the TapouT agreement as entered into by one of the founders prior to the Company’s assumption in 2013 was $4,000,000 to be paid over several years pursuant to a guaranteed minimum royalty agreement. Royalty costs incurred under the agreements, guaranteed minimum royalty amounts, are expensed as incurred.

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

The liabilities and indebtedness presented on the condensed consolidated financial statements approximate fair values at September 30, 2020 and December 31, 2019, consistent with recent negotiations of notes payable and due to the short duration of maturities.

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at September 30, 2020 and December 31, 2019.

Net loss per share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's convertible debt or preferred stock (if any), are not included in the computation if the effect would be anti-dilutive.

	Three-months ending	Three-months ending	Nine-months ending	Nine-months ending
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator
Net loss applicable to common shareholders	$(2,283,683)	$(1,067,246)	$(6,105,812)	$(2,692,629)

Denominator
Weighted average number of common shares outstanding	58,397,694	40,570,619	53,108,031	41,228,247

Net loss per share (basic diluted)	$(0.04)	$(0.03)	$(0.11)	$(0.07)

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

Related Parties

We are indebted to certain members of our Board of Directors at September 30, 2020 and December 31, 2019. Transactions between us and the Board members are summarized in Notes 4 and 8.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired and is not subject to amortization. The Company reviews goodwill annually in the fourth quarter for impairment or when circumstances indicate carrying value may exceed the fair value. This evaluation is performed at the reporting unit level. If a qualitative assessment indicates that it is more likely than not that the fair value is less than carrying value, a quantitative analysis is completed using either the income or market approach, or a combination of both. The income approach estimates fair value based on expected discounted future cash flows, while the market approach uses comparable public companies and transactions to develop metrics to be applied to historical and expected future operating results.

Long-lived assets

The Company evaluates long-lived assets for impairment on an annual basis, when relocating or closing a facility, or when events or changes in circumstances may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment loss is recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held-for-sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or using other valuation techniques.

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

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our business operations have not yet generated significant revenues, and we have sustained net losses of approximately $6.1 million during the nine months ended September 30, 2020 and have an accumulated deficit of approximately $39.0 million at September 30, 2020. In addition, we have current liabilities in excess of current assets of approximately $0.8 million at September 30, 2020. Further, we are in default on approximately $0.9 million of indebtedness, including accrued interest.

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

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. These condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	September 30, 2020	December 31, 2019
Notes Payable

In October 2013, we entered into a short-term loan agreement with an entity in the amount of $25,000. The note matured and in March 2020 the full outstanding principal balance of $25,000 and unpaid accrued interest of $11,345 was converted into 234,767 shares of common stock according to the Merger Agreement.	7%	$-	$25,000

In February 2014, we entered into a 12-month term loan agreement with an individual in the amount of $200,000. The note included warrants for 66,146 shares of common stock at $0.73 per share. The warrants expired on February 28, 2017 and none were exercised at that date. The note matured and remains in default.	15%	150,000	150,000

In March 2014, we entered into a 12-month term loan agreement with an individual in the amount of $500,000. The note included warrants for 681,461 shares of common stock at $0.92 per share. The warrants expired on February 28, 2017 and none were exercised at that date. The note matured and in March 2020 the full outstanding principal balance of $500,000 and unpaid accrued interest of $373,065 was converted into 1,124,802 shares of common stock according to the Merger Agreement.	15%	-	500,000

In March 2014, we entered into a short-term loan agreement with an entity in the amount of $200,000. The note included warrants for 272,584 shares of common stock at $0.94 per share. The warrants expired on February 28, 2017 and none were exercised at that date. The loans matured and remains in default.	8%	200,000	200,000

In May 2020, we entered into a two year loan with an entity under the Paycheck Protection Program established by the CARES Act in the amount of $159,033. The note requires monthly payments of principal and interest starting in December 2020 and maturing in May 2020. We expect $74,000 of the loan amount to be forgiven in accordance with the CARES Act.	1%	159,033	-

In June 2020, we entered into a six-month loan with an individual in the amount of $100,000. The loan matures in December 2020 with principal and interest due at maturity.	12%	100,000	-

In August 2020, we entered into a nine-month loan with a company in the amount of $112,000. The loan requires 9 amortized payments of principal and interest in the amount of $12,246.66 with the first payment due September 2020.	4.8%	99,753

		$703,565	$875,000

Interest expense on notes payable was $13,377 and $28,813 for the three months ended September 30, 2020 and 2019, respectively. Interest expense on notes payable was $73,236 and $86,439 for the nine months ended September 30, 2020 and 2019, respectively. Accrued interest was $258,738 and $581,693 at September 30, 2020 and December 31, 2019.

Concurrently with the consummation of the Merger, notes payable of $525,000 and accrued interest were converted to shares of Splash common stock, which were exchanged for Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.] shares. Pursuant to the terms of the conversion agreements, these investors have the right to rescind the common shares received and receive replacement notes payable if we fail to raise $9 million in a secondary initial public offering by September 30, 2020 (subsequently extended to April 30, 2021). As a result, these shares are classified as mezzanine equity in our condensed consolidated balance sheet.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

	Interest Rate	September 30, 2020	December 31, 2019
Related Parties Notes Payable

During 2012, we entered into two 6-month term loan agreements with an entity, totaling $150,000. The notes included warrants for 68,146 shares of common stock at $0.73 per share which expired unexercised in 2017. The note matured and in March 2020 the full outstanding principal balance of $41,500 and unpaid accrued interest of $31,515 was converted into 98,726 shares of common stock according to the Merger Agreement.	7%	$-	$41,500

In March 2014, we entered into a $50,000 12-month term loan agreement. The note included warrants for 136,292 shares of common stock at $0.92 per share. The warrants expired unexercised on February 28, 2017. The note matured and in March 2020 the full outstanding principal balance of $50,000 and unpaid accrued interest of $24,145 was converted into 99,252 shares of common stock according to the Merger Agreement.	8%	-	50,000

During 2015, we entered into a 12-month term loan agreement with an individual in the amount $250,000. The note matured and in March 2020 the full outstanding principal balance of $250,000 and unpaid accrued interest of $101,850 was converted into 98,726 shares of common stock according to the Merger Agreement.	8%	-	250,000

In February 2012, we entered into a loan agreement with an officer of the Company in the amount of $100. On September 25, 2018 an additional $10,500 loan agreement was entered into. The note matured and in March 2020 the full outstanding principal balance of $10,600 and unpaid accrued interest of $1,189 was converted into 15,734 shares of common stock according to the Merger Agreement.	7%	-	10,600

During 2013, 2014, 2015, and 2016, we entered into several 12-month term loan agreements with an officer of the Company in the amounts of $57,000, $225,000, $105,000, and $9,000, respectively. The note matured and in March 2020 the full outstanding principal balance of $396,000 and unpaid accrued interest of $146,828 was converted into 727,344 shares of common stock according to the Merger Agreement.	7%	-	396,000

Continued on next page

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

	Interest Rate	September 30, 2020	December 31, 2019
Related Parties Notes Payable, continued

During 2012, 2013, 2014, and 2016, we entered into 6-month term loan agreements with an officer of the Company in the amounts of $155,000, $210,000, $150,000 and $40,000, all respectively. The notes included warrants for issuances of 204,438 shares of common stock at $.092 per share. The warrants expired unexercised on March 1, 2017. The note matured and in March 2020 the full outstanding principal balance of $495,000 and unpaid accrued interest of $213,010 was converted into 942,504 shares of common stock according to the Merger Agreement.	7%	-	495,000

During 2013, 2014 and 2017, we entered into 12-month term loan agreements with an officer of the Company in the amounts of $60,000, $50,000 and $10,000. The note matured and in March 2020 the full outstanding principal balance of $120,000 and unpaid accrued interest of $50,305 was converted into 228,328 shares of common stock according to the Merger Agreement.	7%	-	120,000

During 2018, we entered into a long term note payable with an entity owned by an officer for $12,000 to be payable on July 10, 2020. The note matured and in March 2020 the full outstanding principal balance of $12,000 and unpaid accrued interest of $1,050 was converted into 17,407 shares of common stock according to the Merger Agreement.	12%	-	12,000

During 2019, we entered into a term note payable with an entity owned by an officer for $130,000 to be paid on August 8, 2019. The note matured and in March 2020 the full outstanding principal balance of $130,000 and unpaid accrued interest of $9,078 was converted into 182,525 shares of common stock according to the Merger Agreement.	12%	-	130,000

		$-	$1,505,100

Interest expense on related party notes payable was $0 and $24,714 for the three months ended September 30, 2020 and 2019, respectively. Interest expense on related party notes payable was $37,967 and $74,342 for the nine months ended September 30, 2020 and 2019, respectively. Accrued interest was $0 and $546,362 as of September 30, 2020 and December 31, 2019.

Concurrently with the consummation of the Merger, notes payable of $1,505,100 and accrued interest were converted to shares of Splash common stock, which were exchanged for Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.] shares. Pursuant to the terms of the conversion agreements, these investors have the right to rescind the common shares received and receive replacement notes payable if we fail to raise $9 million in a secondary initial public offering by September 30, 2020 (subsequently extended to April 30, 2021). As a result, these shares are classified as mezzanine equity in our condensed consolidated balance sheet.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

	Interest Rate	September 30, 2020	December 31, 2019
Convertible Bridge Loans Payable

In May 2015, we entered into a 3-month term loan agreement with an individual in the amount of $100,000. The annual interest rate for this bridge loan was 32% for the first 90 days, and 4% thereafter, compounded monthly. The loan remains in default.	See left	$100,000	$100,000

In October 2015, we entered into a 3-month term loan agreement with two individuals in the amount of $25,000. On December 26, 2018, the outstanding principal and accrued interest of $14,388 was consolidated into a new $39,388 term loan due August 26, 2020. In March 2020 the full outstanding principal balance of $39,388 and unpaid accrued interest of $5,973 was converted into 59,694 shares of common stock according to the Merger Agreement.	12%	-	39,388

In June 2015, we entered into a 3-month term loan with two individuals in the amount of $100,000. On December 26, 2018, the outstanding principal amount of $100,000 and accrued interest of $64,307 was consolidated into a new $164,307 term loan due August 26, 2020. In March 2020 the full outstanding principal balance of $164,307 and unpaid accrued interest of $24,916 was converted into 249,013 shares of common stock according to the Merger Agreement.	12%	-	164,307

During 2016, 2017 and 2018, we entered into multiple loan agreements with an entity in varying amounts. On December 26, 2018, the outstanding principal of $235,500 and accrued interest of $155,861 was consolidated into a new $391,361 term due August 26, 2020. In March 2020 the full outstanding principal balance of $391,361 and unpaid accrued interest of $43,823 was converted into 435,184 shares of common stock according to the Merger Agreement.	12%	-	391,361

During 2016, we entered into 3-month term loan agreements with an individual totaling $20,000. The loan was extended to August 14, 2020. In March 2020 the full outstanding principal balance of $20,000 and unpaid accrued interest of $10,096 was converted into 41,336 shares of common stock according to the Merger Agreement.	9%	-	20,000

During 2014 through 2018, we entered into convertible promissory note agreements with various terms ranging from 90 days to 18 months at 18% interest with an entity which were consolidated into one loan at 12% in 2018 totaling $795,137 with a due date of August 26, 2020. In March 2020 the full outstanding principal balance of $795,137 and unpaid accrued interest of $89,037 was converted into 884,174 shares of common stock according to the Merger Agreement.	12%	-	795,137

During 2015 and 2016, we entered into a series of 3-month term convertible promissory note agreements at 18% interest with an entity which were consolidated into one loan at 12% in 2018 totaling $692,471 with a due date of August 26, 2020. In March 2020 the full outstanding principal balance of $692,471 and unpaid accrued interest of $77,541 was converted into 770,012 shares of common stock according to the Merger Agreement.	12%	-	692,471
		$100,000	$2,202,664

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

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

Interest expense on the convertible bridge loans payable was $8,000 and $70,480 for the three months ended September 30, 2020 and 2019, respectively. Interest expense on the convertible bridge loans payable was $109,785 and $140,960 for the nine months ended September 30, 2020 and 2019, respectively. Accrued interest was $163,215 and $439,344 as of September 30, 2020 and December 31, 2019.

On April 24, 2017, a note holder filed a complaint against the Company for a promissory note in default. The note holder is requesting summary judgment in the amount of $263,215.

Concurrently with the consummation of the Merger, notes payable of $2,102,664 and accrued interest were converted to shares of Splash common stock, which were exchanged for Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.] shares. Pursuant to the terms of the conversion agreements, these investors have the right to rescind the common shares received and receive replacement notes payable if we fail to raise $9 million in a secondary initial public offering by September 30, 2020 (subsequently extended to April 30, 2021). As a result, these shares are classified as mezzanine equity in our condensed consolidated balance sheet.

	Interest Rate	September 30, 2020	December 31, 2019
Revenue Financing Arrangements

During August 2015, we entered into a 3-month term loan agreement with an entity in the amount of $50,000, with required daily payments of $999. we entered into two additional 3-month loan agreements with the entity in 2016 in the amounts of $60,000 and $57,000, with required daily payments of $928 and $713, respectively. The term loans matured and remains in default.	10%	28,032	28,032

During November 2016, we entered into a short-term loan agreement with an entity in the amount of $55,000 with required daily payments of $1,299. The note was in default as of December 31, 2018. In 2019, we entered into a settlement agreement with monthly installment payments of $6,000. The loan is scheduled to be fully repaid in 2020.	12%	17,435	17,435
		$45,464	$45,464

Interest expense on the revenue financing arrangements was $25,067 and $1,723 for the nine months ended September 30, 2020 and 2019, respectively. Accrued interest was $0 and $32,154 at September 30, 2020 and December 31, 2019.

Bridge Loan Payable

We issued an additional bridge loan in October 2018 for $2 million with a one-year maturity to GMA Bridge Fund LLC (“GMA”). This bridge loan contains a 10% administration fee of which the full $200,000 was accrued at December 31, 2019 and included in bridge loan payable, net. We incurred $271,670 of loan costs, which was fully amortized at December 31, 2019. Interest on the bridge loan was 0.5% monthly for the first six months and 0.75% monthly for the next six months. At the same time the debt was issued, we entered into a separate agreement in which GMA provided consulting services for one year (“Consulting Agreement”). We compensated GMA for the Consulting Agreement services by issuance of a warrant with a 5-year term to acquire 1,362,922 shares of our common stock at an exercise price of $0.01 per share. The warrant vested immediately. The value of the warrant, based on a Black-Scholes option pricing model, was $991,423 and was expensed in full in 2018. Interest expense on the bridge loan for the nine months ended September 30, 2020 was $0 and accrued interest at September 30, 2020 was $0.

As part of GMA’s conversion agreement, we replaced the original warrants to purchase 1 million shares and granted additional warrants. To purchase 1 million shares. The value of the warrants based on a Black-Scholes option pricing model, was $1,657,805, and was expensed.

Concurrently with the consummation of the Merger, the $2,500,000 note payable of was converted to shares of Splash common stock, which were exchanged for Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.] shares. Pursuant to the terms of the conversion agreements, GMA has the right to rescind the common shares received and receive replacement notes payable if we fail to raise $9 million in a secondary initial public offering by September 30, 2020 (subsequently extended to April 30, 2021). As a result, these shares are classified as mezzanine equity in our condensed consolidated balance sheet.

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

There were no unpaid royalties at September 30, 2020. Guaranteed minimum royalty payments totaled $135,000 and $117,000 for the three months ended September 30, 2020 and 2019, which is included in general and administrative expenses. Guaranteed minimum royalty payments totaled $405,000 and $351,000 for the nine months ended September 30, 2020 and 2019, which is included in general and administrative expenses.

Note 6 – Deficiency in Stockholders’ Equity

Series A and B Convertible Preferred Stock

As part of the merger consummated on March 31, 2020, all series A and B convertible preferred stock were converted to common stock. If the Company is unable to achieve the capital raise event as defined in the Merger Agreement by September 30, 2020 (subsequently extended to April 30, 2021), these shareholders can rescind their common shares back to preferred shares. Below are the new rights to these shareholders if they decide to rescind:

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

In Q3 2020, we entered into multiple subscription agreements for $3,429,601 in exchange for 3,391,683 of our common stock.

In Q3 2020, we issued 490,652 shares to an existing shareholder under a 3-year consulting agreement dated December 2019. The shareholder fulfilled his deliverables in full and the board approved issuing the shares early.

Private Placement Memorandum (PPM)

Our Board of Directors has determined that it is in the best interests of the Corporation and its stockholders to obtain working capital by conducting a private placement offering of 2,790,909 shares of the common stock of the Company, no par value per share at a purchase price of $1.10 per share for aggregate gross proceeds of $3,070,000. As part of the PPM, each common share holds one-half warrant. We will issue all shares for subscription agreements executed after September 30, 2020, in Q4 2020.

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

Warrant Issuance-Common Stock

As part of the sale and issuance of 5,333,675 shares of our Series B Convertible Preferred Stock, we issued 2,666,839 warrants to purchase shares our common stock at a price of $1.10 per share. The warrants have a 5-year term. At September 30, 2020, there are 935,386 warrants outstanding.

As part of the sale of 300,000 shares of common stock, we issued 975,000 warrants to purchase shares of our common stock at a price of $0.25 per share. These warrants have a 3-year term. In Q3 2020, the holder exercised all of his warrants and received 975,000 shares of the Company’s common stock.

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

Stock Plan

We have adopted the 2012 Stock Incentive Plan for SBG (the “Plan”), which provides for the grant of common stock and stock options to employees. We have reserved 4,088,765 shares for issuance under the Plan. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of the grant and generally have a term of ten years. On December 31, 2018, the sole option holder at the time, our CEO, exercised his options to purchase 2,657,698 shares of common stock at a purchase price of $0.12 per share, totaling $312,000, which total purchase price was paid by the cancelation of the equivalent amount of debt owed by us to the CEO. On December 7, 2019, our Board of Directors granted 1,124,410 options to certain employees and consultants. None of these options were exercised at September 30, 2020. There are 1,124,410 options issued and outstanding under the Plan at September 30, 2020. As of September 30, 2020, the total number of options available for grant is 306,657.

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

We recognized stock-based compensation expense of $265,589 for the year ended December 31, 2019. There was no unrecognized compensation cost related to stock option awards at September 30, 2020.

Concurrently with the consummation of the Merger, options to purchase 825,000 SBG shares were converted to options to purchase 1,124,410 Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.] shares.

		Weighted Average
	Options	Exercise Price

Outstanding - beginning of year	1,124,410	$0.77
Granted	-
Exercised	-	$-
Cancelled/forfeited	-	$-
Outstanding - September 30, 2020	1,124,410	$0.77

Exercisable at September, 30 2020	1,124,410	$0.77

Weighted average grant date fair value of options during year	N/A

Weighted average duration to expiration of outstanding options at September 30, 2020	4.3

In August 2020, we adopted a new incentive plan. The 2020 Long-Term Incentive Compensation Plan (the “Plan”) is established by Splash Beverage Group, Inc., a Colorado corporation (the “Company”), to create incentives which are designed to motivate Participants to put forth maximum effort toward the success and growth of the Company and to enable the Company to attract and retain experienced individuals who by their position, ability and diligence are able to make important contributions to the Company’s success. Toward these objectives, the Plan provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights (“SARs”), Performance Units and Performance Bonuses to Eligible Employees and the grant of Nonqualified Stock Options, Restricted Stock Awards, SARs and Performance Units to Consultants and Eligible Directors, subject to the conditions set forth in the Plan. At September 30, 2020, no awards have been granted by the board of directors.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Condensed Consolidated Financial Statements

Note 8 – Related Parties

During the normal course of business, we incurred expenses related to services provided by our CEO or Company expenses paid by our CEO, resulting in related party payables, net of $469,904 as of September 30, 2020. The related party payable to the CEO bears no interest payable and is due on demand. We also assumed a $50,000 note for the President of WesBev who is the majority shareholder of Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.].

There are related party notes payable of $0 outstanding as of September 30, 2020 as discussed in Note 4.

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

SALT also has product at a unrelated international alcohol distributor, American Spirits Exchange, for preliminary market testing in 9 of 16 states that they distribute to, that are government-controlled alcohol resellers. In 2019 we had no sales for SALT Tequila. On December 31, 2018, we created a Mexican subsidiary, Splash MEX SA DE CV (“Splash Mex”) for the exporting of SALT Tequila from Mexico to the USA, South and Central Americas. Splash Mex will also act as the manufacturing and distribution agent of TapouT in Central and South Americas. Applications for the appropriate licenses required for import and wholesale of alcohol in the USA have been completed for at the Federal and State levels. These licenses will permit direct alcohol sales to distributors and wholesalers thereby limiting the use of agents for importing SALT Tequila to the USA for distribution.

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

Effective November 2019, we entered into a new lease agreement for our NY affiliate. The lease was for six months and had expired on April 30, 2020. This lease was not subjected to the new lease standard, Topic 842.

Effective November 2019, we entered into a new lease with Interport Logistics, LLC. The lease term commenced on November 11, 2019 and is scheduled to expire on November 11, 2020.

Effective May 2019, we entered into a new lease in Mexico. The lease commenced May 1, 2019 and is scheduled to expire after 24 months, on April 1, 2021.

The following table presents the discounted present value of minimum lease payments for our office and warehouses to the amounts reported as financial lease liabilities on the condensed consolidated balance sheet at September 30, 2020:

Undiscounted Future Minimum Lease Payments	Operating Lease

2020	$22,172
2021	59,291
Thereafter	25,910
Total	107,372
Amount representing imputed interest	(4,136)
Total operating lease liability	103,237
Current portion of operating lease liability	70,297
Operating lease liability, non-current	$32,940

The table below presents information for lease costs related to our operating leases at September 30, 2020:

Operating lease cost:
Amortization of leased assets	$114,032
Interest of lease liabilities	10,776
Total operating lease cost	$124,808

The table below presents lease-related terms and discount rates at September 30, 2020:

Remaining term on leases	9 to 25 months
Incremented borrowing rate	5.0%

Note 11 – Line of Credit

At September 30, 2020 SBG owed $68,000 to a financial institution under a revolving line of credit.. The line of credit is secured by the assets of SBG is due on demand, and bears interest at variable rates approximately 6.1% at September 30, 2020. Interest expense under the note was approximately $300 during the three months ended September 30, 2020. Interest expense under the note was approximately $2,300 during the nine months ended September 30, 2020.

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

	Three-Months Ending		Nine-Months Ending
Revenue	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Splash Beverage Group	91,778	-	213,174	14,445
B2C Business	601,196	-	1,004,536	32,641
Medical Devices	316,641	-	516,217	-

Total Revenues	1,009,615	-	1,733,926	47,086

Total assets	Sep-20	Dec-19
Splash Beverage Group	2,725,853	446,288
B2C Business	435,933	159,026
Medical Devices	9,875,151	-

Total Assets	13,036,937	605,314

Note 15 – Commitment and Contingencies

We are a party to asserted claims and are subject to regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but we do not anticipate that the outcome, if any, arising out of any such matter will have a material adverse effect on its business, financial condition or results of operations.

Capital Raise

In connection with the merger we are committed to our previous preferred stock and debt holders to raise $9 million in a secondary IPO, private placement and debt as defined in the agreements. There cannot be any assurance that we will raise this capital as required.

Stock Price Guarantee

We have a commitment to issue additional shares associated with specific stock price guarantee granted to an investor. See Note 4.

Note 16 – Subsequent Events

Subscription Agreements

In Q4 2020, we entered into multiple subscription agreements for $1,895,000 in exchange for 1,722,727 of our common stock at $1.10 per share as well as warrants to purchase 861,361 shares of our common stock at $1.10 per share.

2020 Incentive Plan

In October 2020, our board approved the granting of both shares and warrants to purchase shares to existing employees as well as consultants.

International Distribution Agreement

The Company entered into a distribution agreement with China-based American Software Capital (“ASC”), resulting in securing distribution and Manufacturing capabilities in Greater China for its TapouT Performance brand and distribution for its SALT Naturally Flavored Tequila brand.

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

Results of Operations for the Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019.

Revenue

Revenues for the three months ended September 30, 2020 were $1,009,615 compared to revenues of $0 for the three months ended September 30, 2019. The $1,009,615 increase in sales was due to Salt Tequila ($91,782), Qplash –our vertically integrated B2B and B2C e-commerce distribution platform which sells their products on Amazon and Shopify ($704,388) and Canfield’s medical device business ($290,638). Cost of goods sold for the three months ended September 30, 2020 were $570,979 compared to cost of goods sold for the three months ended September 30, 2019 of $13,947. The $557,032 increase in cost of goods sold for the three-month period ended September 30, 2020 was primarily due to our increased sales, and as our sales increased, our cost of sales for those sales correspondingly increased.

Operating Expenses

Operating expenses for the three months ended September 30, 2020 were $2,733,434 compared to $847,657 for the three months ended September 30, 2019. The $1,885,777 increase in our operating expenses was primarily a result of recording $1,236,254 in consulting fees relating to the issuance of warrants and $730,085 in other consulting related expenses. The net loss for the three months ended September 30, 2020 was $2,283,682 as compared to a net loss of $1,067,246 for the three months ended September 30, 2019. The increase in net loss is due to our increase in operating expenses slightly offset by our increase in revenues.

Other Income/(Expense)

Other income/(expense) for the three months ended September 30, 2020 were $11,116 compared to ($205,642) for the three months ended September 30, 2019. The $216,758 decrease in our interest expenses was primarily a result converting the majority of our debt into common stock in Q1 2020 as part of our merger.

Results of Operations for the Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019.

Revenue

Revenues for the nine months ended September 30, 2020 were $ $1,733,926 compared to revenues of $47,086 for the nine months ended September 30, 2019. The $1,686,840 increase in sales was due to Salt Tequila $213,933, Qplash – our vertically integrated B2B and B2C e-commerce distribution platform which sells their products on Amazon and Shopify $1,004,536 and Canfield’s medical device business $490,217. Cost of goods sold for the nine months ended September 30, 2020 were $965,966 compared to cost of goods sold for the nine months ended September 30, 2019 of $88,365. The $877,638 increase in cost of goods sold for the nine-month period ended September 30, 2020 was primarily due to our increased sales, and as our sales increased, our cost of sales for those sales correspondingly increased.

Operating Expenses

Operating expenses for the nine months ended September 30, 2020 were $5,000,715 compared to $ 2,025,184 for the nine months ended September 30, 2019. The $2,975,530 increase in our operating expenses was primarily a result of recording $500,000 in consulting fees for one of our investors, $465,511 in increased salaries, and $1,966,339 in consulting fees of which $1,236,254 was for the issuance of warrants. The net loss for the nine months ended September 30, 2020 was $6,105,812 as compared to a net loss of $ $2,692,629 for the nine months ended September 30, 2019. The increase in net loss is due to our increase in operating expenses slightly offset by our increase in revenues.

Other Income/(Expense)

Other income/(expense) for the nine months ended September 30, 2020 were $1,873,057 compared to $626,166 for the nine months ended September 30, 2019. The $1,246,891 increase in our interest expenses was primarily a result of recording a finance charge of $1,236,254 associated with warrants issued to one of our note holders.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2020, we had total cash and cash equivalents of $ $725,811, as compared with $42,639 at December 31, 2019. The increase was primarily due to issuances of notes payable and subscription agreements offset by expenses relating to the operating the business.

Net cash used for operating activities during the nine months ended September 30, 2020 was $ 4,311,170 as compared to the net cash used by operating activities for the nine months ended September 30, 2019 of $1,909,725. The primary reasons for the change in net cash used was due to losses sustained and increases for stock-based compensation, offset by other non-cash expenses.

Net cash used for investing activities during the nine months ended September 30, 2020 was $87,251 as compared to the net cash used by investing activities for the nine months ended September 30, 2019 of $9,942. The net cash used in the first nine months of 2020 was primarily due to the $150,000 payment made to SALT Tequila USA, offset by $72,422 of cash obtained in the acquisition of Canfield Medical Supply, Inc.

Net cash provided by financing activities during the nine months ended September 30, 2020 was $5,081,594 compared to $1,011,991 provided from financing activities for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we received $6,191,406 from investors and related parties, of which $1,000,000 of funds are held in escrow.

CONTRACTUAL OBLIGATIONS

Minimum Royalty Payments:

As stated in Note 5, we have a licensing agreement with ABG TapouT, LLC (“TapouT”). Under the licensing agreement, we have minimum royalty payments to TapouT for the next three years.

●	2020 $540,000

●	2021 $594,000

●	2022 $653,400

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed,+ summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chairman, Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that these disclosure controls and procedures are ineffective due to the size of the organization. We are addressing our needs to enhance our effectiveness. There have been no changes to our disclosure controls and procedures during the three months ended September 30, 2020. There has been no change in our internal control over financial reporting during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Since the most recent evaluation date, there have been no significant changes in our internal control structure, policies, and procedures or in other areas that could significantly affect our internal control over financial reporting.

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

SPLASH BEVERAGE GROUP, INC.

Date: November 13, 2020	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO

Date: November 13, 2020	By:	/s/ Dean Huge
Dean Huge, CFO