Form 10-K
period 2020-12-31
SPLASH BEVERAGE GROUP, INC.
filed 2021-03-08
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 000-55114

SPLASH BEVERAGE GROUP, INC.

(Exact name of registrant as specified in its charter)

Colorado	34-1720075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1314 E Las Olas Blvd. Suite 221

Fort Lauderdale, FL 33301

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

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter was $24,013,945.

On March 8, 2021, there were 76,093,546 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2020

i

PART I

Item 1.  Business.

Overview

Canfield Medical Supply, Inc. (“CMS”) was incorporated in the State of Ohio on September 3, 1992, and changed domicile to Colorado on April 18, 2012. CMS was in the business of home health services, primarily the selling of durable medical equipment and medical supplies to the public, nursing homes, hospitals and other end users.

On December 31, 2019, Canfield entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SBG Acquisition Inc. (“Merger Sub”), a Nevada Corporation wholly-owned by Canfield, and Splash Beverage Group, Inc. a Nevada corporation (“Splash” or “SBG“) pursuant to which Merger Sub merged with and into Splash (the “Merger”) with Splash as the surviving company and a wholly-owned subsidiary of Canfield. The Merger was consummated on March 31, 2020.

As the owners and management of Splash had voting and operating control of CMS following the Merger, the Merger transaction was accounted for as a reverse acquisition (that is with Splash as the acquiring entity), followed by a recapitalization.

On July 31, 2020, CMS changed its name to Splash Beverage Group, Inc. (“SBG”).

On December 24, 2020, SBG consummated an Asset Purchase Agreement(the “APA”) with Copa di Vino Corporation (“CdV”), to purchase certain assets and assume certain liabilities that comprise the Copa di Vino business for a total purchase price of $5,980,000, payable in the combination of $2,000,000 in cash (“Cash Consideration”), $2,000,000 convertible promissory note (the “Convertible Note”) to Seller and a variable number of shares of the Company’s common stock based on a attainment of revenue hurdles. CdV is one of the leading producers of premium wine by the glass in the United States with its primary offices and facilities in The Dalles, Oregon.

The Company’s common stock is quoted on the OTCQB under the symbol SBEV.

Company Overview and History

Splash was incorporated in the State of Nevada under the name TapouT Beverages, Inc. for the purpose of acquiring the rights under a license agreement with TapouT, LLC (Authentic Brands Group and now the WWE) for the right to use the TapouT brand in connection with manufacturing and selling certain beverages. Robert Nistico was hired as CEO and the name was changed to Splash Beverage Group, Inc. (SBG) to reflect the revised business plan of being a manufacturer and distributor of several brands of beverages including both non-alcoholic and spirits brands.

Robert Nistico has over 28 years of experience in all levels of the three-tier distribution system used in the beverage industry. Prior to joining the Company, he led the Marley Beverage Company from startup to over $47 million in annual revenues and ultimately profitability in three and one-half years. Before that he was the 5th employee at Red Bull North America, Inc. and served as General Manager, VP of Field Marketing and Sr. Vice President & General Manager during his 11 years there. He was instrumental in building the Red Bull brand in North and Central America and the Caribbean from $0 revenue to $1.6 billion in annual revenues. Nistico began his career with the Gallo Winery, quickly ascending within that system between winery and senior positions in distribution with Premier Beverage and RNDC Texas.

Mr. Nistico has assembled a team of experienced beverage industry professionals with the goal of replicating the business model of companies like Diageo of owning some brands and managing others where there are synergies among a distribution standpoint. SBG however, has an additional strategic advantage of “brand incubation” with its own ecommerce platform.

SBG has license rights to the TapouT brand for the United States and several other countries and we have joint venture with SALT Flavored Tequila. Mr. Nistico and SBG understand the proven strategy of infusing beverage brands with strong pop culture and lifestyle elements which drives trial, belief and most importantly repeat purchase.

Our Strategy

Our strategy is to combine the traditional approach of manufacturing, distributing, and marketing of beverages, but with brands that have a reasonable level of pre-existing brand awareness (market presence) or have attributes that we believe to be purely innovative. These are SBG’s core values. We believe this allows SBG to break through the clutter of numerous brand introductions and dilute risk. This philosophy is applied regardless as to whether the brand is to be 100% owned or a joint venture.

For acquisition or joint venture consideration, we prefer to work with brands that already have one or more of the following in place:

●	Some level of preexisting brand awareness

●	Regional presence that can be expanded

●	Licensing an existing brand name (TapouT for example)

●	Add to an underdeveloped and growing category

●	Innovation to an existing attractive category (Flavored Tequila)

We believe offering brand founders access to our shared services model, provides us with two paths to success: one, developing our wholly owned core brands and two the ability to tap into high growth early stage brands ready to scale. By managing joint venture brands, we can significantly reduce their development expense while simultaneously increasing efficiencies for all brands in the SBG portfolio.

Most new single beverage brands have limited access to distribution and thus find it extremely difficult to obtain meaningful retail shelf presence. With decades of successful brand introductions (Gallo, Red Bull, Bacardi, DIAGEO, Sparkling Ice, Jones Soda, FUZE Beverage, NOS Energy, SoBe Beverages, Muscle Milk, Marley Beverages) our ability to break through the distribution and retail bottlenecks makes us an attractive joint venture partner to many new brand owners.

Our business ventures are typically structured with a revenue split, a marketing spend commitment from the brand founder and an earned equity position that constitutes control. Most are happy to award an equity position in their brand in exchange for distribution, sales and marketing management within the distribution network which eliminates their need to invest in infrastructure. Our partners only need to manage a small base of corporate operations.

We benefit by avoiding the development costs for new products. This model spreads our risk over several brands, contributes to our economies of scale, and it improves our relationship with distribution because we can provide them with a broader line of proven beverage products.

Since our inception we have seen very good deal flow having been offered over 20 brands. SBG is only engaging with brands that fit comfortably within the above guidelines and are in some way complementary to each other categorically or from a distribution standpoint.

We also believe the distribution landscape in the beverage category is changing rapidly and see that tech-enabled business models are thriving. Direct to consumer, office or home solutions are projected to continue to gain traction in the future. A core strategy for SBG is to build onto the early success we’re seeing with the Qplash online platform.

Products

We produce, distribute and market two beverages brands, “TapouT Performance”, a hydration & recovery isotonic sport drink and SALT Naturally Flavored Tequila, a 100% agave 80 proof line of flavored tequilas. The following is a description of these products.

SALT Flavored Tequila

We produce, distribute, and market the following flavors under the brand name SALT Naturally Flavored Tequila:

●	Citrus flavor

●	Berry flavor

●	Chocolate flavor

SALT Tequila is the first line of 100% agave 80-proof flavored tequilas. Tequila, vodka, rum, and now even brown spirits have experienced significant growth when flavors were introduced, and we expect significant growth as the tequila category is already growing at double digits.

SALT is currently being launched and distributed by RNDC, Youngs Market and Major Brands to Walmart and Total Wine to date in 6 U.S. states and is for sale in Mexico. Several South American countries will also launch SALT during spring 2021.

SALT is a business venture between SBG and SALT USA, LLC. All aspects of manufacturing, logistics, distribution and marketing are the responsibility of SBG.

TapouT Isotonic Sports Drinks

SBG will produce, market, sell and distribute the following sports beverages under the brand name TapouT in the coming two years:

●	TapouT Performance: Flavors completed

Flavor	Cherry Lemonade	Orange	Citrus Kick
Some Sugar / 120 Calories	2021	2021	In Production
Zero Sugar / 10 Calories	In Production	In Production	2021

●	TapouT Elite: In development for 2022

●	TapouT Energy: Under consideration also for 2022

TapouT Performance is a unique advanced performance functional beverage that has recuperative and cell regeneration capabilities that increase hydration and cellular recovery. It is formulated with all GRAS (FDA Designation “Generally Regarded As Safe) ingredients versus controversial ingredients used in many competitive products. It can be taken before, during or after activity to enhance activation, hydration, and recovery. TapouT Performance is all natural and is perfectly balanced with a proprietary blend of 5 electrolytes, amino acids and a proprietary specialized ingredient blend of minerals and nutrients.

TapouT, formally associated with the UFC and mixed martial arts (MMA) has been producing branded clothing and light equipment for over 23 years and has a very high level of aided and unaided brand awareness.

Now associated with the WWE, Authentic Brands Group, LLC (“ABG TapouT”), the original owner of the TapouT brand IP, represents the biggest WWE stars, produces reality TV shows, Pod Casts, and other media and TapouT is the official training partner of the WWE.

TapouT License Agreement

We have the rights under a License Agreement to North, Central and South America, US military bases, Australia, South Africa and the EU. The beverages covered by the License Agreement include sports drinks, energy drinks, energy shots, water, protein, teas, etc.

We pay a 6% royalty of net sales or a guaranteed minimum royalty of $540,000 whichever is greater. This agreement goes through December 31, 2022.

We have the right to use the TapouT brand to market, advertise and promote for sale our TapouT beverages, and TapouT agrees to provide us with certain materials which we can use in connection with our advertising and promotion. We are required to spend 2% of our net sales on marketing expenditures such as expenses attributable to trade shows, catalogs and websites, point-of-sale advertising featuring TapouT products and other retail advertising. TapouT has certain relationships with certain celebrity and athletic talent and, if requested, it agrees to use its reasonable efforts to request the celebrities and/or athletes to be present at autograph signings, tradeshows and other similar events.

Manufacturing and Distribution

SBG is responsible for the manufacturing of the TapouT Performance Beverage and SALT Naturally Flavored Tequila.

Although we are responsible for manufacturing TapouT and SALT, we do not directly manufacture these products, but instead we outsource such manufacturing to third party bottlers and contract packers.

We purchase concentrates, flavors, dietary ingredients, cans, bottles, caps, labels, and other ingredients for our beverage products from our suppliers, which are delivered to our various third-party bottlers and co-packers. In some cases, certain common supplies may be purchased by our various third-party bottlers and co-packers. Depending on the product, the third-party bottlers or packers add filtered water and/or other ingredients (including dietary ingredients) for the manufacture and packaging of the finished products into our approved containers in accordance with our formulas.

The Copa di Vino and Pulpoloco brands are manufactured at our manufacturing facility in The Dalles, Oregon.

Co-Packing Arrangements

Our TapouT products are manufactured by various third-party bottlers and co-packers situated throughout the United States under separate arrangements with each party. Our co-packaging arrangements are generally on a month-to-month basis or are terminable upon request and do not typically obligate us to produce any minimum quantities of products within specified periods.

In some instances, subject to agreement, certain equipment may be purchased by us and installed at the facilities of our co-packers to enable them to produce certain of our products. In general, such equipment remains our property and is returned to us upon termination of the packing arrangements with such co-packers, unless we are reimbursed by the co-packer via a per-case credit over a predetermined number of cases that are produced at the facilities concerned.

We are generally responsible for arranging for the purchase and delivery to our third-party bottlers and co-packers the containers in which our beverage products are packaged.

We pack some of our products in multiple locations to enable us to produce finished goods closer to the markets where they are sold, with the objective of reducing freight costs as well as transportation-related product damages. As distribution volumes increase, we will continue to source additional packing arrangements closer to such markets to further reduce logistics costs. Our ability to estimate demand for our products is imprecise, particularly with new products, and may be less precise during periods of rapid growth, particularly in new markets. If we materially underestimate demand for our products and/or are unable to secure sufficient ingredients or raw materials including, but not limited to aluminum cans, PET plastic bottles, labels, flavors, juice concentrates, dietary ingredients, and other ingredients, and/or procure adequate packing arrangements and/or obtain adequate or timely shipment of our products, we might not be able to satisfy demand on a short-term basis.

Our production arrangements are generally of short duration or are terminable upon our request. For some of our products, there may be limited co-packing facilities in our domestic market with adequate capacity and/or suitable equipment to package our products. We believe a short disruption or delay in production would not significantly affect our revenues; however, as alternative co-packing facilities in our domestic market with adequate long-term capacity may not be available for such products, either at commercially reasonable rates and/or within a reasonably short time period, if at all, a lengthy disruption or delay in production of any of such products could significantly affect our revenues.

We continue to actively seek alternative and/or additional advantageously located co-packing facilities with adequate capacity and capability for the production of our various products to minimize transportation costs and transportation-related damages as well as to create redundancies to mitigate the risk of a disruption in production and/or importation.

Distribution

In the United States we operate within what is referred to as the “Three Tier Distribution System” where manufacturers do not typically sell directly to retailers, but instead contract for local and regional distribution with independent distributors. These distributors typically have geographic rights to distribute major beverage brands such as Budweiser, Pepsi, and Red Bull and call on every store in a given area such as major cities or regions. However, due to increasing costs over the last 20 years for these distributors to call on every store (sometimes referred to in the industry as “DSD” or direct store delivery), there has been a great deal of consolidation which has limited the options for new brands to gain distribution and retail shelf presence. Our management team believes that their history of success and experience working within this channel will allow SBG to be successful in building a strong network of these distributors.

In addition to working with these independent distributors, we also have distribution arrangements with national retail accounts to distribute some of our products directly through their warehouse operations.

E-commerce

“Qplash” is the consumer-packaged goods retail division of Splash Beverage Group and our first entry point into the growing e-commerce channel. The division sells beverages & groceries online through qplash.com, and third-party storefronts such as Amazon.com and Walmart.com. Inside of the division, there are two primary customer groups, B-to-B retail businesses, which in turn offer the products to their customers, and B-to-C, selling direct to end users.

Qplash sells to retailers through www.qplash.com. These retailers, generally in the high-end apparel space, are working to enhance their customers in store shopping experience. They offer high end beverages to for customers to enjoy while shopping or to take on the go. This program allows businesses to control inventory, order with payment terms, and the convenience of delivery directly to each store.

To the end user, we ship orders from our warehouses direct to their home or office. We offer competitive pricing, an easy & convenient transactional process, and a wide selection of products. Consumers can order from qplash.com, from our storefront on Amazon, or other third-party platforms. Amazon is a valuable revenue source as it allows us to access their loyal customer base and a high conversion rate as they are comfortable navigating and checking out.

Currently we offer over 350 listings and ship from Ontario, California. Later this year, we plan to activate additional warehouse partnerships, thus reducing shipping costs and the transit times while gaining access to several thousand additional items. Our objective is to offer 1,500 items by the spring of 2021.

Additionally, this vertically integrated platform affords SBG a unique opportunity to incubate, accelerate and ultimately migrate brands to traditional distribution.

Canfield Medical Supply, Inc.

Canfield Medical Supply, Inc. is a provider of home medical equipment, supplies and services (which relate to the equipment sales) in Ohio’s Mahoning Valley, Western Pennsylvania and Northern West Virginia, with an emphasis on providing for patients with mobility-related limitations who have had strokes, hip or knee replacements, and other surgeries after they are discharged from a hospital or rehab center.

Copa di Vino Wine Group, Inc. Products:

Copa Di Vino is the leading producer of premium wine by the glass in the United States. Founder and owner, James Martin discovered the concept on a bullet train adventure through the south of France. A year later he brought the technology to his hometown of The Dalles, Oregon located in the majestic Columbia River Gorge. His passion for wine led to Copa Di Vino – wine in a glass – a ready to drink wine glass that could go anywhere without the need for a bottle, corkscrew or glass. Just open and enjoy! Wine is no longer trapped in the bottle!

We currently have seven varietals of wine: Pinot Grigio, Riesling, Merlot, Chardonnay, White Zinfandel, Moscato, and Cabernet Sauvignon.

Pulpoloco is a sangria which is encased in a 100% biodegradable can made from paper.

Item 1A.   Risk Factors.

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Information Regarding Forward Looking Statements.” If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected, the value of the Company’s Common Stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations and our ability to raise capital.

The occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. This event may also limit our ability to raise capital which as noted above could trigger certain rescission rights which could result in the Company’s incurring additional debt and preferred holders who may take preference over other common holders. These factors, in turn, may not only impact our operations, financial condition and demand for our products but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Commission.

If we are unable to continue as a going concern, our securities will have little or no value.

Although our audited financial statements for the year ended December 31, 2020 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2020 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, we have sustained recurring losses and we have had a working capital and stockholders’ equity deficits. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. In addition, continued operations and our ability to continue as a going concern may be dependent on our ability to obtain additional financing in the near future and thereafter, and there are no assurances that such financing will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through sales of our products, financings or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our shareholders would likely lose most or all of their investment in us.

We have experienced recurring losses from operations and negative cash flows from operating activities and anticipate that we will continue to incur significant operating losses in the future.

We have experienced recurring losses from operations and negative cash flows from operating activities.  We expect to continue to incur significant expenses related to our ongoing operations and generate operating losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues.  We incurred a net loss of $28.7 million for the year ended December 31, 2020. Our accumulated deficit increased to $61.6 million as of December 31, 2020 compared to the prior year’s deficit of $35.6 million.

We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If our products do not achieve sufficient market acceptance and our revenues do not increase significantly, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our company could cause you to lose all or part of your investment.

If we are not able to successfully execute on our future operating plans, our financial condition and results of operation may be materially adversely affected, and we may not be able to continue as a going concern.

It is important that we meet our sales goals and increase sales going forward as our operating plan already reflects prior significant cost containment measures and may make it difficult to achieve top-line growth if further significant reductions become necessary. If we do not meet our sales goals, our available cash and working capital will decrease and our financial condition will be negatively impacted.

Demand for our products may be adversely affected by changes in consumer preferences or any inability on our part to innovate, market or distribute our products effectively, and any significant reduction in demand could adversely affect our business, financial condition or results of operations.

Our beverage portfolio is comprised of a number of unique brands with reputations and consumer imagery that have been built over time. Our investments in marketing as well as our strong commitment to product quality are intended to have a favorable impact on brand image and consumer preferences. Unfavorable publicity, or allegations of quality issues, even if false or unfounded, could tarnish our reputation and brand image and may cause consumers to choose other products. In addition, if we do not adequately anticipate and react to changing demographics, consumer and economic trends, health concerns and product preferences, our financial results could be adversely affected.

Volatility in the price or availability of the inputs we depend on, including raw materials, packaging, energy and labor, could adversely impact our financial results.

Our financial results could be adversely impacted by changes in the cost or availability of raw materials and packaging. Continued growth would require us to hire, retain and develop a highly skilled workforce and talented management team. Any unplanned turnover or our failure to develop an adequate succession plan for current positions could erode our competitiveness. In addition, our financial results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

Changes in government regulation or failure to comply with existing regulations could adversely affect our business, financial condition and results of operations.

Our business and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products. In addition, various governmental agencies have enacted or are considering additional taxes on soft drinks and other sweetened beverages. Changes in existing laws or regulations could require material expenses and negatively affect our financial results through lower sales or higher costs.

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is dependent upon awareness and market acceptance of our products and brands by our target market, trendy, young consumers looking for a distinctive tonality in their beverage choices. In addition, our business depends on acceptance by our independent distributors and retailers of our brands as beverage brands that have the potential to provide incremental sales growth. If we are not successful in the revitalization and growth of our brand and product offerings, we may not achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. In addition, we may not be able to effectively execute our marketing strategies in light of the various closures and event cancellations caused by the COVID-19 outbreak. Any failure of our brand to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

Our brands and brand images are keys to our business and any inability to maintain a positive brand image could have a material adverse effect on our results of operations.

Our success depends on our ability to maintain brand image for our existing products and effectively build up brand image for new products and brand extensions. We cannot predict whether our advertising, marketing and promotional programs will have the desired impact on our products’ branding and on consumer preferences. In addition, negative public relations and product quality issues, whether real or imagined, could tarnish our reputation and image of the affected brands and could cause consumers to choose other products. Our brand image can also be adversely affected by unfavorable reports, studies and articles, litigation, or regulatory or other governmental action, whether involving our products or those of our competitors.

Competition from traditional and large, well-financed non-alcoholic and alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

The beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic beverages and alcoholic, most of which are marketed by companies with substantially greater financial resources than ours. Some of these competitors are placing severe pressure on independent distributors not to carry competitive brands such as ours. We also compete with regional beverage producers and “private label” hydration suppliers.

Increased competitor consolidations, market-place competition, particularly among branded beverage products, and competitive product and pricing pressures could impact our earnings, market share and volume growth. If, due to such pressure or other competitive threats, we are unable to sufficiently maintain or develop our distribution channels, we may be unable to achieve our current revenue and financial targets. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our existing markets, as well as on our ability to expand the market for our products.

We compete in an industry characterized by rapid changes in consumer preferences and public perception, so our ability to continue developing new products to satisfy our consumers’ changing preferences will determine our long-term success.

Failure to introduce new brands, products or product extensions into the marketplace as current ones mature and to meet our consumers’ changing preferences could prevent us from gaining market share and achieving long-term profitability. Product lifecycles can vary and consumers’ preferences and loyalties change over time. Although we try to anticipate these shifts and innovate new products to introduce to our consumers, we may not succeed. Customer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by the negative publicity associated with these issues. In addition, there may be a decreased demand for our product as a result of the COVID-19 outbreak. If we do not adequately anticipate or adjust to respond to these and other changes in customer preferences, we may not be able to maintain and grow our brand image and our sales may be adversely affected.

Legislative or regulatory changes that affect our products, including new taxes, could reduce demand for products or increase our costs.

Taxes imposed on the sale of certain of our products by federal, state and local governments in the United States, or other countries in which we operate could cause consumers to shift away from purchasing our beverages. Several municipalities in the United States have implemented or are considering implementing taxes on the sale of certain “sugared” beverages, including non-diet soft drinks, fruit drinks, teas and flavored waters to help fund various initiatives. These taxes could materially affect our business and financial results.

Our reliance on distributors, retailers and brokers could affect our ability to efficiently and profitably distribute and market our products, maintain our existing markets and expand our business into other geographic markets.

Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their businesses. The success of this network will depend on the performance of the distributors, retailers and brokers of this network. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our products in localities that may not be receptive to our product. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other beverage companies who have greater resources than we do. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected. Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sales activities.

Our ability to maintain and expand our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, some of which are outside our control. Some of these factors include:

●	the level of demand for our brands and products in a particular distribution area;
●	our ability to price our products at levels competitive with those of competing products; and
●	our ability to deliver products in the quantity and at the time ordered by distributors, retailers and brokers.

We may not be able to successfully manage all or any of these factors in any of our current or prospective geographic areas of distribution. Our inability to achieve success with regards to any of these factors in a geographic distribution area will have a material adverse effect on our relationships in that particular geographic area, thus limiting our ability to maintain or expand our market, which will likely adversely affect our revenues and financial results.

It is difficult to predict the timing and amount of our sales because our distributors are not required to place minimum orders with us.

Our independent distributors and national accounts are not required to place minimum monthly or annual orders for our products. In order to reduce their inventory costs, independent distributors typically order products from us on a “just in time” basis in quantities and at such times based on the demand for the products in a particular distribution area. Accordingly, we cannot predict the timing or quantity of purchases by any of our independent distributors or whether any of our distributors will continue to purchase products from us in the same frequencies and volumes as they may have done in the past. Additionally, our larger distributors and national partners may make orders that are larger than we have historically been required to fill.  Shortages in inventory levels, supply of raw materials or other key supplies could negatively affect us.

If we do not adequately manage our inventory levels, our operating results could be adversely affected.

We need to maintain adequate inventory levels to be able to deliver products to distributors on a timely basis. Our inventory supply depends on our ability to correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products, seasonal promotions and new markets. If we materially underestimate demand for our products or are unable to maintain sufficient inventory of raw materials, we might not be able to satisfy demand on a short-term basis. If we overestimate distributor or retailer demand for our products, we may end up with too much inventory, resulting in higher storage costs, increased trade spend and the risk of inventory spoilage. If we fail to manage our inventory to meet demand, we could damage our relationships with our distributors and retailers and could delay or lose sales opportunities, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and retailers is too high, they will not place orders for additional products, which would also unfavorably impact our sales and adversely affect our operating results.

If we fail to maintain relationships with our independent contract manufacturers, our business could be harmed.

We do not manufacture our products but instead outsource the manufacturing process to third-party bottlers and independent contract manufacturers (co-packers). We do not own the plants or the majority of the equipment required to manufacture and package our beverage products, and we do not anticipate bringing the manufacturing process in-house in the future. Our ability to maintain effective relationships with contract manufacturers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the success of our operations within each distribution area. We may not be able to maintain our relationships with current contract manufacturers or establish satisfactory relationships with new or replacement contract manufacturers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract manufacturers for a distribution area could increase our manufacturing costs and thereby materially reduce gross profits from the sale of our products in that area. Poor relations with any of our contract manufacturers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition. In addition, our agreements with our contract manufacturers are terminable at any time, and any such termination could disrupt our ability to deliver products to our customers.

Increases in costs or shortages of raw materials could harm our business and financial results.

The principal raw materials we use include glass bottles, aluminum cans, labels and cardboard cartons, aluminum closures, flavorings, sucrose/inverted pure cane sugar and sucralose. In addition, certain of our contract manufacturing arrangements allow such contract manufacturers to increase their charges to us based on their own cost increases. These manufacturing and ingredient costs are subject to fluctuation. Substantial increases in the prices of our ingredients, raw materials and packaging materials, to the extent that they cannot be recouped through increases in the prices of finished beverage products, would increase our operating costs and could reduce our profitability. If our supply of these raw materials is impaired or if prices increase significantly, it could affect the affordability of our products and reduce sales.

If we are unable to secure sufficient ingredients or raw materials including glass, sugar, and other key supplies, we might not be able to satisfy demand on a short-term basis. Moreover, in the past there have been industry-wide shortages of certain concentrates, supplements and sweeteners and these shortages could occur again from time to time in the future, which could interfere with and delay production of our products and could have a material adverse effect on our business and financial results.

In addition, suppliers could fail to provide ingredients or raw materials on a timely basis, or fail to meet our performance expectations, for a number of reasons, including, for example, disruption to the global supply chain as a result of the COVID-19 outbreak, which could cause a serious disruption to our business, increase our costs, decrease our operating efficiencies and have a material adverse effect on our business, results of operations and financial condition.

The volatility of energy and increased regulations may have an adverse impact on our gross margin.

Over the past few years, volatility in the global oil markets has resulted in variable fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges.  If fuel prices increase, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials.  It is hard to predict what will happen in the fuel markets in 2021 and beyond. Due to the price sensitivity of our products, we may not be able to pass such increases on to our customers.

Disruption within our supply chain, contract manufacturing or distribution channels could have an adverse effect on our business, financial condition and results of operations.

Our ability, through our suppliers, business partners, contract manufacturers, independent distributors and retailers, to make, move and sell products is critical to our success. Damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as influenza and the novel coronavirus (COVID-19), labor strikes or other reasons, could impair the manufacture, distribution and sale of our products. Many of these events are outside of our control. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations.

We rely upon our ongoing relationships with our key flavor suppliers. If we are unable to source our flavors on acceptable terms from our key suppliers, we could suffer disruptions in our business.

We currently purchase our flavor concentrate from various flavor concentrate suppliers, and continually develop other sources of flavor concentrate for each of our products. Generally, flavor suppliers hold the proprietary rights to their flavor specific ingredients. Although we have the exclusive rights to flavor concentrates developed with our current flavor concentrate suppliers, while we have the rights to the ingredients for our products, we do not have the list of ingredients for our flavor extracts and concentrates. Consequently, we may be unable to obtain these exact flavors or concentrates from alternative suppliers on short notice. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

If we are unable to attract and retain key personnel, our efficiency and operations would be adversely affected; in addition, management turnover causes uncertainties and could harm our business.

Our success depends on our ability to attract and retain highly qualified employees in such areas as finance, sales, marketing and product development. We compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. We may not be able to provide our employees with competitive salaries, and our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs.

Recently, we have experienced significant changes in our key personnel, especially on our finance team, and more could occur in the future. Changes to operations, policies and procedures, which can often occur with the appointment of new personnel, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, management transition periods are often difficult as the new employees gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our financial condition and profitability may suffer.

Further, to the extent we experience additional management turnover, our operations, financial condition and employee morale could be negatively impacted.  In addition, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer. Moreover, our operations could be negatively affected if employees are quarantined as the result of exposure to a contagious illness such as COVID-19.

If we lose the services of our Chief Executive Officer, our operations could be disrupted and our business could be harmed.

Our business plan relies significantly on the continued services of Robert Nistico, our Chief Executive Officer. If we were to lose the services of Mr. Nistico, our ability to execute our business plan could be materially impaired. We are not aware of any facts or circumstances that suggest he might leave us.

If we fail to protect our trademarks and trade secrets, we may be unable to successfully market our products and compete effectively.

We rely on a combination of trademark and trade secrecy laws, confidentiality procedures and contractual provisions to protect our intellectual property rights. Failure to protect our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property rights, including our trademarks, copyrights, licenses and trade secrets, could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success, and we actively pursue the registration of our trademarks in the United States and internationally. However, the steps taken by us to protect these proprietary rights may not be adequate and may not prevent third parties from infringing or misappropriating our trademarks, trade secrets or similar proprietary rights. In addition, other parties may seek to assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated research and development costs.

As part of the licensing strategy of our brands, we enter into licensing agreements under which we grant our licensing partners certain rights to use our trademarks and other designs. Although our agreements require that the use of our trademarks and designs is subject to our control and approval, any breach of these provisions, or any other action by any of our licensing partners that is harmful to our brands, goodwill and overall image, could have a material adverse impact on our business.

If we encounter product recalls or other product quality issues, our business may suffer.

Product quality issues, real or imagined, or allegations of product contamination, even when false or unfounded, could tarnish our image and could cause consumers to choose other products. In addition, because of changing government regulations or implementation thereof, or allegations of product contamination, we may be required from time to time to recall products entirely or from specific markets. Product recalls could affect our profitability and could negatively affect brand image.

Our business is subject to many regulations and noncompliance is costly.

The production, marketing and sale of our beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, provincial, state and local health agencies. If a regulatory authority finds that a current or future product or production batch or “run” is not in compliance with any of these regulations, we may be fined, or production may be stopped, which would adversely affect our financial condition and results of operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time to time and while we closely monitor developments in this area, we cannot anticipate whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

Litigation or legal proceedings could expose us to significant liabilities and damage our reputation.

We may become party to litigation claims and legal proceedings. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our policies and procedures require strict compliance by our employees and agents with all U.S. and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, our policies and procedures may not ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation or lead to litigation or legal proceedings that could result in civil or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

We are subject to risks inherent in sales of products in international markets.

Our operations outside of the United States, contribute to our revenue and profitability, and we believe that developing and emerging markets could present future growth opportunities for us.  However, there can be no assurance that existing or new products that we manufacture, distribute or sell will be accepted or be successful in any particular foreign market, due to local or global competition, product price, cultural differences, consumer preferences or otherwise.  There are many factors that could adversely affect demand for our products in foreign markets, including our inability to attract and maintain key distributors in these markets; volatility in the economic growth of certain of these markets; changes in economic, political or social conditions, the status and renegotiations of the North American Free Trade Agreement, imposition of new or increased labeling, product or production requirements, or other legal restrictions; restrictions on the import or export of our products or ingredients or substances used in our products; inflationary currency, devaluation or fluctuation; increased costs of doing business due to compliance with complex foreign and U.S. laws and regulations. If we are unable to effectively operate or manage the risks associated with operating in international markets, our business, financial condition or results of operations could be adversely affected.

Climate change may negatively affect our business.

There is growing concern that a gradual increase in global average temperatures may cause an adverse change in weather patterns around the globe resulting in an increase in the frequency and severity of natural disasters. While warmer weather has historically been associated with increased sales of our products similar to ours, changing weather patterns could have a negative impact on agricultural productivity, which may limit availability or increase the cost of certain key ingredients. Also, increased frequency or duration of extreme weather conditions may disrupt the productivity of our facilities, the operation of our supply chain or impact demand for our products. In addition, the increasing concern over climate change may result in more regional, federal and global legal and regulatory requirements and could result in increased production, transportation and raw material costs. As a result, the effects of climate change could have a long-term adverse impact on our business and results of operations.

Our business and operations would be adversely impacted in the event of a failure or interruption of our information technology infrastructure or as a result of a cybersecurity attack.

The proper functioning of our own information technology (IT) infrastructure is critical to the efficient operation and management of our business. We may not have the necessary financial resources to update and maintain our IT infrastructure, and any failure or interruption of our IT system could adversely impact our operations. In addition, our IT is vulnerable to cyberattacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. We believe that we have adopted appropriate measures to mitigate potential risks to our technology infrastructure and our operations from these IT-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of any such IT failures or disruptions, we could potentially be subject to downtimes, transactional errors, processing inefficiencies, operational delays, other detrimental impacts on our operations or ability to provide products to our customers, the compromising of confidential or personal information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

Our results of operations may fluctuate from quarter to quarter for many reasons, including seasonality.

Our sales are seasonal and we experience fluctuations in quarterly results as a result of many factors. companies similar to ours have historically generated a greater percentage of our revenues during the warm weather months of April through September. Timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

The United States generally accepted accounting principles and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, stock-based compensation, trade spend and promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

If we are unable to maintain effective disclosure controls and procedures and internal control over financial reporting, our stock price and investor confidence could be materially and adversely affected.

We are required to maintain both disclosure controls and procedures and internal control over financial reporting that are effective. Because of their inherent limitations, internal control over financial reporting, however well designed and operated, can only provide reasonable, and not absolute, assurance that the controls will prevent or detect misstatements. Because of these and other inherent limitations of control systems, there is only the reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions. The failure of controls by design deficiencies or absence of adequate controls could result in a material adverse effect on our business and financial results, which could also negatively impact our stock price and investor confidence.

Due to the size of the Company, we have an inherent material weakness relating to Internal Controls over Financial Reporting.

We are dependent on a distiller in Mexico, to provide us with our finished SALT tequila product. Failure to obtain satisfactory performance from them or a loss of their services could cause us to lose sales, incur additional costs, and lose credibility in the marketplace.

We depend on a distiller in Mexico, a company in Jalisco, for the production, bottling, labeling, capping and packaging of our finished tequila product. We do not have a written agreement with our distiller in Mexico obligating it to produce our product. The termination of our relationship with our distiller in Mexico distiller or an adverse change in the terms of its services could have a negative impact on our business. If our distiller in Mexico increases its prices, we may not have alternative sources of supply at comparable prices and may not be able to raise the prices of our products to cover all, or even a portion, of the increased costs. In addition, if our distiller in Mexico fails to perform satisfactorily, fails to handle increased orders, or the loss of the services of our distiller in Mexico, along with delays in shipments of products, could cause us to fail to meet orders, lose sales, incur additional costs, and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with our customers and consumers, ultimately leading to a decline in our business and results of operations.

Regulatory decisions and changes in the legal, regulatory and tax environment where our tequila is produced and where we operate could limit our business activities or increase our operating costs and reduce our margins.

Our business is subject to extensive regulation regarding production, distribution, marketing, advertising and labeling of beverage alcohol products in the U.S. and in Mexico, where our tequila is produced. We are required to comply with these regulations and maintain various permits and licenses. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute, and sell spirits. We cannot assure you that these and other governmental regulations, applicable to our industry, will not change or become more stringent. Moreover, because these laws and regulations are subject to interpretation, we may not be able to predict when, and to what extent, liability may arise. Additionally, due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking, alcoholism and health consequences from the abuse of alcohol, various levels of government may seek to impose additional restrictions or limits on advertising or other marketing activities promoting beverage alcohol products. Failure to comply with any of the current or future regulations and requirements relating to our industry and products, could result in monetary penalties, suspension or even revocation of our licenses and permits. Costs of compliance with changes in regulations could be significant and could harm our business, as we may find it necessary to raise our prices in order to maintain profit margins, which could lower the demand for our products and reduce our sales and profit potential.

In addition, the distribution of beverage alcohol products is subject to extensive taxation both in the United States and internationally (and, in the United States, at both the federal and state government levels), and beverage alcohol products themselves are the subject of national import and excise duties in most countries around the world. An increase in taxation or in import or excise duties could also significantly harm our sales revenue and margins, both through the reduction of overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol.

We face substantial competition in the alcoholic beverage industry and we may not be able to effectively compete.

Consolidation among spirits producers, distributors, wholesalers, or retailers could create a more challenging competitive landscape for our products. Consolidation at any level could hinder the distribution and sale of our products as a result of reduced attention and resources allocated to our brands, both during and after transition periods, because our brands might represent a smaller portion of the new business portfolio.  Expansion into new product categories by other suppliers, or innovation by new entrants into the market, could increase competition in our product categories.  Changes to our route-to-consumer models or partners in important markets could result in temporary or longer-term sales disruption, higher implementation-related or fixed costs, and could negatively affect other business relationships we might have with that partner.  Distribution network disruption or fluctuations in our product inventory levels with distributors, wholesalers, or retailers could negatively affect our results for a particular period.

Our competitors may respond to industry and economic conditions more rapidly or effectively than we do.  Our competitors offer products that compete directly with ours for shelf space, promotional displays, and consumer purchases.  Pricing, (including price promotions, discounting, couponing, and free goods), marketing, new product introductions, entry into our distribution networks, and other competitive behavior by our competitors could adversely affect our sales margins, and profitability.

Our business operations may be adversely affected by social, political and economic conditions affecting market risks and the demand for and pricing of our tequila products.  These risks include:

●	Unfavorable economic conditions and related low consumer confidence, high unemployment, weak credit or capital markets, sovereign debt defaults, sequestrations, austerity measures, higher interest rates, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations;

●	Changes in laws, regulations, or policies – especially those that affect the production, importation, marketing, sale, or consumption of our beverage alcohol products;

●	Tax rate changes (including excise, sales, tariffs, duties, corporate, individual income, dividends, capital gains), or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur;

●	Dependence upon the continued growth of brand names;

●	Changes in consumer preferences, consumption, or purchase patterns – particularly away from tequila, and our ability to anticipate and react to them; bar, restaurant, travel, or other on premise declines;

●	Unfavorable consumer reaction to our products, package changes, product reformulations, or other product innovation;

●	Decline in the social acceptability of beverage alcohol products in our markets;

●	Production facility or supply chain disruption;

●	Imprecision in supply/demand forecasting;

●	Higher costs, lower quality, or unavailability of energy, input materials, labor, or finished goods;

●	Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher implementation-related or fixed costs;

●	Inventory fluctuations in our products by distributors, wholesalers, or retailers;
Competitors’ consolidation or other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets;

●	Insufficient protection of our intellectual property rights;

●	Product recalls or other product liability claims; product counterfeiting, tampering, or product quality issues;

●	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices);

●	Failure or breach of key information technology systems;

●	Negative publicity related to our company, brands, marketing, personnel, operations, business performance or prospects; and

●	Business disruption, decline, or costs related to organizational changes, reductions in workforce, or other cost-cutting measures, or our failure to attract or retain key executive or employee talent.

Uncertainty in the financial markets and other adverse changes in general economic or political conditions in any of the major countries in which we do business could adversely affect our industry, business and results of operations.

Global economic uncertainties, including foreign currency exchange rates, affect businesses such as ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. There can be no assurance that economic improvements will occur, or that they would be sustainable, or that they would enhance conditions in markets relevant to us.

Our limited operating history makes it difficult to forecast our future results, making any investment in us highly speculative.

We have a limited operating history, and our historical financial and operating information is of limited value in predicting our future operating results. We may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts. Our current and future expense levels are based largely on our investment plans and estimates of future revenue. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which could then force us to curtail or cease our business operations.

An investment in the Securities is speculative and there can be no assurance of any return on any such investment.

An investment in the Securities is speculative and there is no assurance that investors will obtain any return on their investment. Investors will be subject to substantial risks involved in an investment in the Company, including the risk of losing their entire investment.

Future sales of common stock, or the perception of such future sales, by some of our existing stockholders could cause our stock price to decline.

The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales may occur. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell shares in the future at a time and at a price that we deem appropriate.

There is currently a limited liquid trading market for the Company’s Common Stock.

Our common stock is quoted on the OTCQB tier under the symbol “SBEV.” Trading in stocks quoted on the OTCQB is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

OTCQB securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTCQB securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTCQB issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Our Board of Directors may issue and fix the terms of shares of our Preferred Stock without stockholder approval, which could adversely affect the voting power of holders of our Common Stock or any change in control of our Company.

Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock, with no par value per share, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our Common Stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company.

Because certain principal stockholders own a large percentage of our voting stock, other stockholders’ voting power may be limited.

As of December 31, 2020 our ten (10) largest shareholders own or controlled approximately 52% of our outstanding common stock. If those stockholders act together, they would have the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. These stockholders may make decisions that are adverse to your interests.

We do not expect to pay dividends and investors should not buy our Common Stock expecting to receive dividends.

We do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in establishing an orderly trading market for our shares, then you may not have any manner to liquidate or receive any payment on your investment. Therefore, our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

Our common stock may be considered a “penny stock”, and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our common stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5 per share; (ii) it is not traded on a “recognized” national exchange; or (iii) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

Our common stock could be further diluted as the result of the issuance of additional Common Shares, convertible securities, warrants or options.

Our issuance of additional common stock, convertible securities, options and warrants could affect the rights of our stockholders, result in a reduction in the overall percentage holdings of our stockholders, could put downward pressure on the market price of our common stock, could result in adjustments to conversion and exercise prices of outstanding notes and warrants, and could obligate us to issue additional Common Stock to certain of our stockholders.

Common Shares eligible for future sale may adversely affect the market.

From time to time, certain of our stockholders may be eligible to sell all or some of their Common Shares by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), and current public information and notice requirements.

If we are not able to achieve our objectives for our business, the value of an investment in our company could be negatively affected.

In order to be successful, we believe that we must, among other things:

●	increase the sales volume and gross margins for our products;

●	maintain efficiencies in operations;

●	manage our operating expenses to sufficiently support operating activities;

●	maintain fixed costs at or near current levels; and

●	avoid significant increases in variable costs relating to production, marketing and distribution.

We may not be able to meet these objectives, which could have a material adverse effect on our results of operations. We have incurred significant operating expenses in the past and may do so again in the future and, as a result, will need to increase revenues in order to improve our results of operations. Our ability to increase sales will depend primarily on success in expanding our current markets, improving our distribution base, entering into Direct-To-Retail (DTR) arrangements with national accounts, and introducing new brands, products or product extensions to the market. Our ability to successfully enter new distribution areas and obtain national accounts will, in turn, depend on various factors, many of which are beyond our control, including, but not limited to, the continued demand for our brands and products in target markets, the ability to price our products at competitive levels, the ability to establish and maintain relationships with distributors in each geographic area of distribution and the ability in the future to create, develop and successfully introduce one or more new brands, products, and product extensions.

Any future equity or debt issuances by us may have dilutive or adverse effects on our existing shareholders.

From time to time, we may issue additional shares of common stock or convertible securities. The issuance of these securities could dilute our shareholders’ ownership in our company and may include terms that give new investors rights that are superior to those of our current shareholders. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our common stock and in any event may have a dilutive impact on our shareholders’ ownership interest, which could cause the market price of our common stock to decline.

You should consult your independent tax advisor regarding any tax matters arising with respect to the Securities.

All prospective purchasers of the Securities are advised to consult their own tax advisors regarding the U.S. federal, state, local and non-U.S. tax consequences relevant to the purchase, ownership and disposition of the Securities.

Our operations are susceptible to changing weather patterns and other environmental factors.

Over the past several years, changing weather patterns and climatic conditions have added to the unpredictability and frequency of natural disasters, such as hail storms, wildfires and wind, snow and ice storms. Any such extreme weather condition could negatively impact the harvest of grapes at our vineyards and/or the other vineyards that supply us with grapes for our wine. In particular, Oregon has an unpredictable rainfall pattern particularly in early autumn. If significantly above-average rains occur just prior to the autumn grape harvest, the quality of harvested grapes is often materially diminished, thereby affecting that year’s wine quality.

Additionally, long-term changes in weather patterns could adversely affect the Company, especially if such changes impacted the amount or quality of grapes harvested. We cannot anticipate changes in weather patterns/conditions, and we cannot predict their impact on our operations if they were to occur.

As weather patterns evolve, the contracted vineyards, have become susceptible to potential smoke damage as a result of wildfires within the region. In extreme events, smoke can produce effects on grapes that make them unusable in the production of wine. The Company cannot predict smoke events or their potential impact were they to occur.

Fluctuations in quantity and quality of grape supply could adversely affect the Company.

A shortage in the supply of quality grapes may result from a variety of factors that determine the quality and quantity of the Company’s grape supply, including weather conditions, pruning methods, diseases and pests, the ability to buy grapes on long and short term contracts and the number of vines producing grapes. Any shortage in the Company’s grape production could cause a reduction in the amount of wine the Company is able to produce, which could reduce sales and adversely impact the Company’s results from operations. Factors that reduce the quantity of the Company’s grapes may also reduce their quality, which in turn could reduce the quality or amount of wine the Company produces. Deterioration in the quality of the Company’s wines could harm its brand name and could reduce sales and adversely impact the Company’s results of operations.

Contamination of the Company’s wines would harm the Company’s business.

The Company is subject to certain hazards and product liability risks, such as potential contamination, through tampering or otherwise, of ingredients or products. Contamination of any of the Company’s wines could cause it to destroy its wine held in inventory and could cause the need for a product recall, which could significantly damage the Company’s reputation for product quality. The Company maintains insurance against certain of these kinds of risks, and others, under various insurance policies. However, the insurance may not be adequate or may not continue to be available at a price or on terms that are satisfactory to the Company and this insurance may not be adequate to cover any resulting liability.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.    Properties.

Splash’s physical office is located at 1500 Cordova Rd; Fort Lauderdale, FL 33316 and 1491 2nd Street, Sarasota FL 34236 while our business office is located at 1314 East Las Olas Blvd, Suite 221, Fort Lauderdale, FL 33301. Copa’s office/manufacturing facility is located at 901 E. 2nd Street; The Dalles, OR 97058.

Item 3.    Legal Proceedings.

On April 24, 2017, a note holder filed a complaint against the Company for a promissory note in default. The note holder is requesting summary judgment in the amount of $271,215. As of the filing date, no new information has come to our attention.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is quoted on the OTCQB under the symbol “SBEV”.

Aggregate Number of Holders of Common Stock

As of March 5, 2021, there were 76,093,546 shares of Common Stock issued and outstanding. As of March 5, 2020, there were approximately 310 holders of record of our Common Stock.

Dividends

We have not declared any cash dividends on our common stock since inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payment of cash dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Equity Compensation Plan Information

The following table gives information as of December 31, 2020, the end of the most recently completed fiscal year, about shares of common stock that may be issued under our Splash Beverage Group, Inc. 2020 Incentive Plan, our 2012 Equity Plan (which was terminated but has quantity number of shares on granted awards which remain outstanding in accordance with their existing terms). Under the 2012 Incentive Plan we still have 1,124,410 options still outstanding as of December 31, 2020. See Note 7.

Plan Category	No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options and Warrants	Weighted Average Exercise Price of Outstanding Stock Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities
Equity compensation plan approved by board of directors	2,634,500	4.6	4,304,898

Total	2,634,500	4.6	4,304,898

Purchases of Equity Securities by the Issuer.

There were no repurchase of our common stock during the year ended December 31, 2020.

Item 6.    Selected Financial Data.

This item is not required for Smaller Reporting Companies.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Unless the context otherwise requires, references in this Form 10-K to “we,” “us,” “our,” or the “Company” refer to Splash Beverage Group, Inc.

The following discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements and Notes to Audited Consolidated Financial Statements filed herewith.

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

On December 24, 2020, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Copa di Vino Corporation an Oregon company for a purchase price of $5,980,000.

Results of Operations for the Year Ended December 31, 2020 compared to Year Ended December 31, 2019.

Revenue

Revenues for the year ended December 31, 2020 were $2,975,939 compared to revenues of $20,387 for the year ended December 31, 2019. The $2,955,552 increase in sales was due to Salt Tequila $240,786, Qplash – our vertically integrated B2B and B2C e-commerce distribution platform which sells their products on Amazon and Shopify $1,957,797 Canfield’s medical device business $675,213 and Copa di Vino business $101,544. Cost of goods sold for year ended December 31, 2020 were $2,521,816 compared to cost of goods sold for the year ended December 31, 2019 of $245,500. The $2,006,816 increase in cost of goods sold for the year ended December 31, 2020 was primarily due to our increased sales, and as our sales increased, our cost of sales for those sales correspondingly increased.

Operating Expenses

Operating expenses for the year ended December 31, 2020 were $18,025,359 compared to $4,261,946 for the year ended December 31, 2019. The $23,212,265 increase in our operating expenses was primarily a result of recording expenses relating to warrants and share-based compensation for shares issued in exchange for services. The net loss for the year ended December 31, 2020 was $28,674,556 as compared to a net loss of $ $5,135,731 for the year ended December 31, 2019. The increase in net loss is due to our increase in operating expenses slightly offset by our increase in revenues.

Other Income/(Expense)

Other expense for the year ended December 31, 2020 were $1,926,467 compared to $648,672 for the year ended December 31, 2019. The $1,276,795 increase in our interest expenses was primarily a result of recording a finance charge of $1,236,254 associated with warrants issued to one of our note holders.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of December 31, 2020, we had total cash and cash equivalents of $380,000, as compared with $42,639 at December 31, 2019. The increase was primarily due to issuances of notes payable and subscription agreements offset by expenses relating to the operating the business.

Net cash used for continuing operating activities during the year ended December 31, 2020 was $21,316,556 as compared to the net cash used by continuing operating activities for the year ended December 31, 2019 of $2,658,328. The primary reasons for the change in net cash used was due to losses sustained and increases for stock-based compensation, offset by other non-cash expenses. Net cash used for discontinued operating activities during the year ended December 31, 2020, was $9,794.

Net cash used for continuing investing activities during the year ended December 31, 2020 was $768,624 as compared to the net cash used by continuing investing activities for the year ended December 31, 2019 of $12,552. The net cash used in the year 2020 was primarily due to the $250,000 payment made to SALT Tequila USA and $500,000 of cash paid relating to the Copa di Vino acquisition offset by $72,422 of cash obtained in the acquisition of Canfield Medical Supply, Inc. Net cash used for discontinued investing activities was $11,628.

Net cash provided by financing activities during the year ended December 31, 2020 was $22,494,984 compared to $1,775,479 provided from financing activities for the year ended December 31, 2019. During the year ended December 31, 2020, we received $20,182,503 from investors and related parties and we issued $2,439,472 of debt used for the Copa di Vino acquisition offset by $46.3k is repayments to shareholder advances and $80.7K. of the right of use liability.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Splash Beverage Group, Inc.

Fort Lauderdale, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Splash Beverage Group, Inc. (f/k/a Canfield medical supply, Inc.) (the “Company”) at December 31, 2020 and 2019, and the related consolidated statements operations, deficiency in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has sustained recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Intangible Assets Impairment Assessments

As described in Notes 2 and 8 to the consolidated financial statements, the Company has goodwill of $5.7 million at December 31, 2020. In most cases, no directly observable market inputs are available to measure the fair value to determine if the asset is impaired. Therefore, an estimate is derived indirectly and is based on net present value techniques utilizing post-tax cash flows and discount rates. The estimates that management used in calculating the net present values depend on assumptions specific to the nature of the management service activities with regard to the amount and timing of projected future cash flows; long-term professional service forecasts; actions of competitors (competing services), future tax and discount rates.

The principal considerations for our determination that performing procedures relating to the intangible assets impairment assessment is a critical audit matter are the significant judgment by management when developing the net present value of the intangible assets. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the amount and timing of projected future cash flows and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing management’s process for developing the fair value estimate; evaluating the appropriateness of the net present value techniques; testing the completeness and accuracy of underlying data used in the model; and evaluating the significant assumptions used by management, including the amount and timing of projected future cash flows and the discount rate. Evaluating management’s assumptions related to the amount and timing of projected future cash flows and the discount rate involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the intangible assets, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

We have served as the Company’s auditor since 2020

Fort Lauderdale, Florida

March 5, 2021

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Consolidated Balance Sheets

December 31, 2020 and December 31, 2019

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$380,000	$42,639
Accounts Receivable, net	484,858	11,430
Prepaid Expenses	173,414	5,449
Inventory, net	798,273	304,012
Other receivables	90,919	7,132
Assets from discontinued operations	316,572	-
Total current assets	2,244,036	370,662

Non-current assets:
Deposit	$77,686	$34,915
Goodwill	5,672,823	-
Investment in Salt Tequila USA, LLC	250,000	-
Right of use asset, net	80,479	162,008
Quart Vin License	219,512	-
Property and equipment, net	681,352	37,729
Total non-current assets	6,981,852	234,652

Total assets	$9,225,888	$605,314

Liabilities and Deficiency in Stockholders' Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$1,521,818	$703,905
Right of use liability - current	57,478	81,502
Due to related parties	368,904	429,432
Bridge loan payable, net	-	2,200,000
Related party notes payable	1,333,333	1,505,100
Convertible Loan Payable	100,000	2,202,664
Notes payable, current portion	999,736	875,000
Royalty payable	-	39,000
Revenue financing arrangements	-	45,467
Shareholder advances	-	46,250
Accrued interest payable	442,748	1,604,498
Accrued interest payable - related parties	-	546,362
Liabilities from discontinued operations	591,642
Total current liabilities	5,415,659	10,279,180

Long-term Liabilities:
Related party notes payable - noncurrent	666,667	-
Notes payable - noncurrent	1,240,044	-
Liability to issue shares in APA	1,980,000	-
Right of use liability - noncurrent	25,521	82,238
Total long-term liabilities	3,912,232	82,238

Total liabilities	9,327,891	10,361,398

Common stock, (mezzanine shares) 12,605,283 shares, contingently convertible to notes payable at December 31, 2020	9,248,720	-

Deficiency in stockholders' equity:
Common Stock, $0.001 par, 150,000,000 shares authorized, 63,471,129 and 44,021,382 shares issued 63,471,129 and 43,885,090 outstanding, at December 31, 2020 and 2019, respectively	63,471	44,021
Additional paid in capital	52,175,541	22,095,403
Treasury Stock, $0.001 par, 100,000 shares at cost	-	(50,000)
Accumulated deficit	(61,589,735)	(31,845,506)
Total deficiency in stockholders' equity	(9,350,724)	(9,756,083)

Total liabilities, mezzanine shares and deficiency in stockholders' equity	$9,225,888	$605,314

The accompanying notes are an integral part of these consolidated financial statements.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Consolidated Statements of Operations

For the Year Ended December 31, 2020 and 2019

	2020	2019
Net revenues	$2,975,939	$20,387
Cost of goods sold	(2,251,816)	(245,500)
Gross margin	724,123	(225,113)

Operating expenses:
Contracted services	5,606,335	2,109,146
Salary and wages	7,925,609	1,078,730

Other general and administrative	4,346,836	1,006,603
Sales and marketing	146,579	67,467
Total operating expenses	18,025,359	4,261,946

Loss from operations	(17,301,236)	(4,487,059)

Other income/(expense):
Other Income	17,786	-
Interest income	8	132
Interest expense	(1,980,871)	(665,195)
Gain from debt extinguishment	36,610	16,391
Total other (expense)	(1,926,467)	(648,672)

Provision for income taxes	-	-

Net loss from continuing operations	(19,227,703)	(5,135,731)

Net income from discontinued operations, net of tax	(9,446,853)	-

Net loss	$(28,674,556)	$(5,135,731)

Net loss per share (basic diluted)
Continuing operations	(0.35)	(0.13)
Discontinued operations	(0.17)	-
Net loss per share	$(0.52)	$(0.13)

Weighted average number of common shares outstanding	55,615,276	41,064,985

The accompanying notes are an integral part of these consolidated financial statements.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Consolidated Statement of Deficiency in Stockholders’ Equity

For the year ended December 31, 2020 and 2019

							Total
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2018	40,165,002	40,165	272,585	$(100,000)	$18,938,480	$(26,709,776)	$(7,831,132)

Issuance of Common stock for cash	2,146,601	2,146	0	-	1,572,854	-	$1,575,000
Issuance of Common stock for services	1,709,785	1,709	0	-	1,252,914	-	1,254,623
Issuance of series B convertible preferred stock	-	-	0	-	-	-	-
Issuance of Common stock from treasury	-	-	(136,292)	50,000	49,900	-	99,900
Warrants issued in connection with debt modification	-	-	0	-	15,667	-	15,667
Share-based compensation	-	-	0	-	265,589	-	265,589
Net loss	-	-	-	-	-	(5,135,730)	(5,135,730)

Balances at December 31, 2019	44,021,389	44,021	136,293	$(50,000)	$22,095,403	$(31,845,506)	$(9,756,083)

Issuance of common stock for convertible debt	-	-	-	-	145,579	-	145,579
Incremental beneficial conversion for preferred A	-	-	-	-	240,770	(240,770)	-
Issuance of warrants on convertible instruments	-	-	-	-	11,999,415	(828,903)	11,170,512
Issuance of options	180,936	181	-	-	(181)	-	-
Issuance of common stock for services	2,669,598	2,670	(136,293)	50,000	5,292,350	-	5,345,020
Issuance of common stock for cash	4,686,006	4,686	-	-	3,240,954	-	3,245,640
Issuance of common stock for acquisition	11,913,200	11,913	-	-	9,161,251	-	9,173,164

Net loss	-	-	-	-	-	(28,674,556)	(28,674,556)

Balances at December 31, 2020	63,471,129	63,471	-	-	52,175,541	(61,589,735)	(9,350,725)

The accompanying notes are an integral part of these consolidated financial statements.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Consolidated Statement Cash Flows

For the Year Ended December 31, 2020 and 2019

	2020	2019
Net loss	$(28,674,556)	$(5,135,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113,299	9,334
Amortization of ROU Asset	81,529	53,194
Gain from debt extinguishment	-	(16,391)
Non-cash interest expense	(1,790,438)	15,667
Share-based compensation	2,329,280	1,620,092
Liability to issue shares in APA	1,980,000	-
Non-cash acquisition costs	3,578,212	-
Other noncash changes	1,976,09	360,923
Changes in working capital items:
Accounts receivable, net	(385,297)	(11,428)
Inventory, net	(220,310)	(27,224)
Prepaid expenses and other current assets	(251,752)	(1,233)
Deposits	(31,535)	(20,513)
Accounts payable and accrued expenses	(64,364)	(127,167)
Royalty payable	(39,000)	17,938
Accrued Interest payable	82,326	604,211
Net cash used in operating activities – continuing operations	(21,316,556)	(2,658,328)

Net cash used in operating activities – discontinued operations	(9,794)	-

Cash Flows from Investing Activities:
Capital Expenditures	(91,066)	(12,552)
Investment in Salt Tequila USA, LLC	(250,000)	-
Cash used for Copa acquisition	(500,000)	-
Net cash acquired in Canfield merger	72,442	-
Net cash used in investing activities – continuing operations	(768,624)	(12,552)

Net cash used in investing activities – discontinued operations	(11,628)	-

Cash Flows from Financing Activities:
Proceeds from issuance of Common stock	20,182,503	1,575,000
Cash advance from shareholder	-	153,582
Repayment of cash advance	(46,250)	-
Proceeds from issuance of debt	2,439,472	130,000
Principal repayment of debt	-	(31,641)
Reduction of ROU Liability	(80,741)	(51,462)
Net cash provided by financing activities – continuing operations	22,494,984	1,775,479

Net cash provided by financing activities – discontinued operations	-	-

Net Change in Cash and Cash Equivalents	388,381	(895,401)

Cash and Cash Equivalents, beginning of year	42,639	938,040

Cash and Cash Equivalents, end of year	$431,020	$42,639

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$-	$23,851

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable and accrued interest converted to common stock (12,605,283 shares)	$9,248,720	$-

The accompanying notes are an integral part of these consolidated financial statements.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Consolidated Financial Statements

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

On December 24, 2020, SBG consummated an Asset Purchase Agreement(the “APA”) with Copa di Vino Corporation (“CdV”), to purchase certain assets and assume certain liabilities that comprise the Copa di Vino business for a total purchase price of $5,980,000, payable in the combination of $2,000,000 in cash (“Cash Consideration”), $2,000,000 convertible promissory note (the “Convertible Note”) to Seller and a variable number of shares of the Company’s common stock based on a attainment of revenue hurdles. CdV is one of the leading producers of premium wine by the glass in the United States with its primary offices and facilities in The Dalles, Oregon.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements include the accounts of Splash Beverage Group and its wholly owned subsidiaries, Holdings and Splash Mex, in addition to the accounts of the CMS from March 31, 2020, and Copa from December 1, 2020 the merger/acquisition effective date. All intercompany balances have been eliminated in consolidation.

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP).

The accompanying consolidated financial statements have been prepared by us. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the year ended December 31, 2020 and 2019 have been made.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Concentration of Cash Balance

We consider all highly liquid securities with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at December 31, 2020 and 2019.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At December 31, 2020 we had bank accounts over the federally insured limits by approximately $29,300. Our bank deposit accounts in Mexico ($2,400) are uninsured.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. We establish provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions.  At December 31, 2020 and 2019, our accounts receivable amounts are reflected net of allowances of $0 and $11,430, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at December 31, 2020 and 2019 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. We establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. We manage inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $366,109 and $150,974 at December 31, 2020 and 2019, respectively.

Excise taxes

The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau (TTB). The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which decreases based upon the number of gallons of wine production in a year rather than the quantity sold.

Property and Equipment

We record property and equipment at cost when purchased. Depreciation is recorded for property, equipment, leasehold improvements, and software using the straight-line method over the estimated economic useful lives of assets, which range from 3-39 years. Company management reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable.

Depreciation expense totaled $55,616 and $19,781 for the year ended December 31, 2020 and 2019, respectively. Property and equipment as of December 31, 2020 and 2019 consisted of the following:

	2020	2019
Property and equipment, at cost	718,884	88,758
Accumulated depreciation	(37,532)	(51,029)
Property and equipment, net	681,352	37,729

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

In connection with the Copa APA, we acquired the license to certain patents from 1/4 Vin SARL (“1/4 Vin”) 1/4 Vin has the right to license certain patents and patent applications relating to inventions, systems, and methods used in the Company’s manufacturing process. In exchange for notes payable, 1/4 Vin granted the Company a nonexclusive, royalty-bearing, non-assignable, nontransferable, terminable license which would continue until the subject equipment is no longer in service or the patents expire. Amortization will be approximately $31,000 annually until the license agreement is fully amortized. The asset is being amortized over a 10 year useful life.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Consolidated Financial Statements

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

The liabilities and indebtedness presented on the consolidated financial statements approximate fair values at December 31, 2020 and 2019, consistent with recent negotiations of notes payable and due to the short duration of maturities.

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

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Consolidated Financial Statements

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at December 31, 2020 and 2019.

Net loss per share

The net loss per share is computed by dividing the net loss by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s convertible debt or preferred stock (if any), are not included in the computation if the effect would be anti-dilutive.

	2020	2019
Numerator
Net loss from continuing applicable to common shareholders	$(19,227,703)	$(5,135,731)

Net loss from discontinued applicable to common shareholders	$(9,446,853)	$-

Denominator
Weighted average number of common shares outstanding	55,615,276	41,064,985

Net loss per share from continuing operations (basic diluted)	$(0.35)	$(0.13)

Net income per share from discontinued operations (basic diluted)	$(0.17)	$-

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Weighted average number of shares outstanding excludes anti-dilutive common stock equivalents, including warrants to purchase 3 million shares of common stock for nominal consideration.

Advertising

We conduct advertising for the promotion of our products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. We recorded advertising expense of $146,579 and $4,767 for the years ended December 31, 2020 and 2019, respectively.

Related Parties

We are indebted to certain members of our Board of Directors at December 31, 2020 and 2019. Transactions between us and the Board members are summarized in Notes 4 and 8.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired and is not subject to amortization. The Company reviews goodwill annually in the fourth quarter for impairment or when circumstances indicate carrying value may exceed the fair value. This evaluation is performed at the reporting unit level. If a qualitative assessment indicates that it is more likely than not that the fair value is less than carrying value, a quantitative analysis is completed using either the income or market approach, or a combination of both. The income approach estimates fair value based on expected discounted future cash flows, while the market approach uses comparable public companies and transactions to develop metrics to be applied to historical and expected future operating results. During 2020, the company recorded an impairment charge associated with the CMS acquisition. See Note 17.

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

Recent Accounting Pronouncements

In June 2016, that FASB issued ASU 2016-13, “Financial Instruments – Credit Losses” (Topic 326). This ASU provides financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date.

Management is currently assessing the new standard but does not believe that it would have a material effect.

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our business operations have not yet generated significant revenues, and we have sustained net losses of approximately $28.7 million during the year ended December 31, 2020 and have an accumulated deficit of approximately $61.6 million at December 31, 2020. In addition, we have current liabilities in excess of current assets of approximately $3.2 million at December 31, 2020. Further, we are in default on approximately $1.0 million of indebtedness, including accrued interest.

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

These factors, among others, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Consolidated Financial Statements

Note 4 – Debt

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	December 31, 2020	December 31, 2019
Notes Payable

In October 2013, we entered into a short-term loan agreement with an entity in the amount of $25,000. The note matured and in March 2020 the full outstanding principal balance of $25,000 and unpaid accrued interest of $11,345 was converted into 234,767 shares of common stock.	7%	$-	$25,000

In February 2014, we entered into a 12-month term loan agreement with an individual in the amount of $200,000. The note included warrants for 66,146 shares of common stock at $0.73 per share. The warrants expired and were not exercised by February 28, 2017. The note matured and remains in default.	15%	150,000	150,000

In March 2014, we entered into a 12-month term loan agreement with an individual in the amount of $500,000. The note included warrants for 681,461 shares of common stock at $0.92 per share. The warrants expired and unexercised by February 28, 2017. The note matured and in March 2020 the full outstanding principal balance of $500,000 and unpaid accrued interest of $373,065 was converted into 1,124,802 shares of common stock.	15%	-	500,000

In March 2014, we entered into a short-term loan agreement with an entity in the amount of $200,000. The note included warrants for 272,584 shares of common stock at $0.94 per share. The warrants expired and unexercised by February 28, 2017. The loans matured and remains in default.	8%	200,000	200,000

In May 2020, we entered into a two year loan with an entity under the Paycheck Protection Program established by the CARES Act in the amount of $89,612. The note requires monthly payments of principal and interest starting in December 2020 and maturing in May 2020. We expect $73,167 of the loan amount to be forgiven in accordance with the CARES Act.	1%	89,612	-

In June 2020, we entered into a six-month loan with an individual in the amount of $100,000. The loans matured and remains in default.	12%	100,000	-

In August 2020, we entered into a nine-month loan with a company in the amount of $112,000. The loan requires 9 monthly payments of principal and interest in the amount of $12,246.66 with the final payment due May 2021.	4.8%	62,719	-

Notes payable for license agreements due in 36 monthly payments of $10,000, interest imputed at 10%, maturing in January 2021.	N/A	59,212	-

In December 2020, we entered into a 56 month loan with a company in the amount of $1,578,237. The loan requires variable payments and performance interest based on a percentage of revenue.	Various	1,578,237	-

		$2,239,780	$875,000

Interest expense on notes payable was $50,592 and $105,966 for the years ended December 31, 2020 and 2019, respectively. Accrued interest was $271,533 and $581,693 at 31, 2020 and December 31, 2019, respectively.

Concurrently with the consummation of the Merger with CMS, notes payable of $525,000 and accrued interest were converted to shares of Splash common stock, which were exchanged for Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.] shares. Pursuant to the terms of the conversion agreements, these investors have the right to rescind the common shares received and receive replacement notes payable if we fail to raise $9 million in a secondary initial public offering by September 30, 2020 (subsequently extended to April 30, 2021). As a result, these shares are classified as mezzanine equity in our consolidated balance sheet. See Note 18.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Consolidated Financial Statements

Note 4 –Debt, continued

	Interest Rate	December 31, 2020	December 31, 2019
Related Parties Notes Payable

During 2012, we entered into two 6-month term loan agreements with an entity, totaling $150,000. The notes included warrants for 68,146 shares of common stock at $0.73 per share which expired unexercised in 2017. The note matured and in March 2020 the full outstanding principal balance of $41,500 and unpaid accrued interest of $31,515 was converted into 98,726 shares of common stock.	7%	$-	$41,500

In March 2014, we entered into a $50,000 12-month term loan agreement. The note included warrants for 136,292 shares of common stock at $0.92 per share. The warrants expired unexercised on February 28, 2017. The note matured and in March 2020 the full outstanding principal balance of $50,000 and unpaid accrued interest of $24,145 was converted into 99,252 shares of common stock.	8%	-	50,000

During 2015, we entered into a 12-month term loan agreement with an individual in the amount $250,000. The note matured and in March 2020 the full outstanding principal balance of $250,000 and unpaid accrued interest of $101,850 was converted into 98,726 shares of common stock.	8%	-	250,000

In February 2012, we entered into a loan agreement with an officer of the Company in the amount of $100. On September 25, 2018 an additional $10,500 loan agreement was entered into. The note matured and in March 2020 the full outstanding principal balance of $10,600 and unpaid accrued interest of $1,189 was converted into 15,734 shares of common stock.	7%	-	10,600

During 2013, 2014, 2015, and 2016, we entered into several 12-month term loan agreements with an officer of the Company in the amounts of $57,000, $225,000, $105,000, and $9,000, respectively. The note matured and in March 2020 the full outstanding principal balance of $396,000 and unpaid accrued interest of $146,828 was converted into 727,344 shares of common stock.	7%	-	396,000

Continued on next page

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Consolidated Financial Statements

Note 4 –Debt, continued

	Interest Rate	December 31, 2020	December 31, 2019
Related Parties Notes Payable, continued

During 2012, 2013, 2014, and 2016, we entered into 6-month term loan agreements with an officer of the Company in the amounts of $155,000, $210,000, $150,000 and $40,000, all respectively. The notes included warrants for issuances of 204,438 shares of common stock at $.092 per share. The warrants expired unexercised on March 1, 2017. The note matured and in March 2020 the full outstanding principal balance of $495,000 and unpaid accrued interest of $213,010 was converted into 942,504 shares of common stock.	7%	-	495,000

During 2013, 2014 and 2017, we entered into 12-month term loan agreements with an officer of the Company in the amounts of $60,000, $50,000 and $10,000. The note matured and in March 2020 the full outstanding principal balance of $120,000 and unpaid accrued interest of $50,305 was converted into 228,328 shares of common stock.	7%	-	120,000

During 2018, we entered into a long term note payable with an entity owned by an officer for $12,000 to be payable on July 10, 2020. The note matured and in March 2020 the full outstanding principal balance of $12,000 and unpaid accrued interest of $1,050 was converted into 17,407 shares of common stock.	12%	-	12,000

In December 2020, we entered into a 18 month loan with an individual in the amount of $2,000,000. The loan requires 18 monthly amortized payments of principal and interest in the amount of $144,444 with the final payment due June 2022.	2%	2,000,000	-

During 2019, we entered into a term note payable with an entity owned by an officer for $130,000 to be paid on August 8, 2019. The note matured and in March 2020 the full outstanding principal balance of $130,000 and unpaid accrued interest of $9,078 was converted into 182,525 shares of common stock.	12%	-	130,000

		$2,000,000	$1,505,100

Interest expense on related party notes payable was $37,967 and $95,183 for the year ended December 31, 2020 and 2019, respectively. Accrued interest was $0 and $546,362 as of December 31, 2020 and December 31, 2019.

Concurrently with the consummation of the Merger with CMS, notes payable of $1,505,100 and accrued interest were converted to shares of Splash common stock, which were exchanged for Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.] shares. Pursuant to the terms of the conversion agreements, these investors have the right to rescind the common shares received and receive replacement notes payable if we fail to raise $9 million in a secondary initial public offering by September 30, 2020 (subsequently extended to April 30, 2021). As a result, these shares are classified as mezzanine equity in our consolidated balance sheet. See Note 18.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Consolidated Financial Statements

Note 4 –Debt, continued

	Interest Rate	September 30, 2020	December 31, 2019
Convertible Bridge Loans Payable

In May 2015, we entered into a 3-month term loan agreement with an individual in the amount of $100,000. The annual interest rate for this bridge loan was 32% for the first 90 days, and 4% thereafter, compounded monthly. This loan matured and remains in default.	See left	$100,000	$100,000

In October 2015, we entered into a 3-month term loan agreement with two individuals in the amount of $25,000. On December 26, 2018, the outstanding principal and accrued interest of $14,388 was consolidated into a new $39,388 term loan due August 26, 2020. In March 2020 the full outstanding principal balance of $39,388 and unpaid accrued interest of $5,973 was converted into 59,694 shares of common stock.	12%	-	39,388

In June 2015, we entered into a 3-month term loan with two individuals in the amount of $100,000. On December 26, 2018, the outstanding principal amount of $100,000 and accrued interest of $64,307 was consolidated into a new $164,307 term loan due August 26, 2020. In March 2020 the full outstanding principal balance of $164,307 and unpaid accrued interest of $24,916 was converted into 249,013 shares of common stock.	12%	-	164,307

During 2016, 2017 and 2018, we entered into multiple loan agreements with an entity in varying amounts. On December 26, 2018, the outstanding principal of $235,500 and accrued interest of $155,861 was consolidated into a new $391,361 term due August 26, 2020. In March 2020 the full outstanding principal balance of $391,361 and unpaid accrued interest of $43,823 was converted into 435,184 shares of common stock.	12%	-	391,361

During 2016, we entered into 3-month term loan agreements with an individual totaling $20,000. The loan was extended to August 14, 2020. In March 2020 the full outstanding principal balance of $20,000 and unpaid accrued interest of $10,096 was converted into 41,336 shares of common stock.	9%	-	20,000

During 2014 through 2018, we entered into convertible promissory note agreements with various terms ranging from 90 days to 18 months at 18% interest with an entity which were consolidated into one loan at 12% in 2018 totaling $795,137 with a due date of August 26, 2020. In March 2020 the full outstanding principal balance of $795,137 and unpaid accrued interest of $89,037 was converted into 884,174 shares of common stock.	12%	-	795,137

During 2015 and 2016, we entered into a series of 3-month term convertible promissory note agreements at 18% interest with an entity which were consolidated into one loan at 12% in 2018 totaling $692,471 with a due date of August 26, 2020. In March 2020 the full outstanding principal balance of $692,471 and unpaid accrued interest of $77,541 was converted into 770,012 shares of common stock.	12%	-	692,471
		$100,000	$2,202,664

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Consolidated Financial Statements

Note 4 –Debt, continued

Interest expense on the convertible bridge loans payable was $117,785 and $310,865 for the year ended December 31, 2020 and 2019, respectively. Accrued interest was $117,785 and $439,344 as of December 31, 2020 and December 31, 2019.

On April 24, 2017, a note holder filed a complaint against the Company for a promissory note in default. The note holder is requesting summary judgment in the amount of $271,215.

Concurrently with the consummation of the Merger, notes payable of $2,102,664 and accrued interest were converted to shares of Splash common stock, which were exchanged for Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.] shares. Pursuant to the terms of the conversion agreements, these investors have the right to rescind the common shares received and receive replacement notes payable if we fail to raise $9 million in a secondary initial public offering by September 30, 2020 (subsequently extended to April 30, 2021). As a result, these shares are classified as mezzanine equity in our consolidated balance sheet. See Note 18.

	Interest Rate	2020	2019
Revenue Financing Arrangements

During August 2015, we entered into a 3-month term loan agreement with an entity in the amount of $50,000, with required daily payments of $999. we entered into two additional 3-month loan agreements with the entity in 2016 in the amounts of $60,000 and $57,000, with required daily payments of $928 and $713, respectively. The term loans have been paid.	10%	-	28,032

During November 2016, we entered into a short-term loan agreement with an entity in the amount of $55,000 with required daily payments of $1,299. The note was in default as of December 31, 2018. In 2019, we entered into a settlement agreement with monthly installment payments of $6,000. The loan was fully repaid in 2020.	12%	-	17,435
		$-	$45,464

Interest expense on the revenue financing arrangements was $25,067 and $2,557 for the year ended December 31, 2020 and 2019, respectively. Accrued interest was $0 and $32,154 at December 31, 2020 and December 31, 2019.

Bridge Loan Payable

We issued a bridge loan in October 2018 for $2 million with a one-year maturity to GMA Bridge Fund LLC (“GMA”). This bridge loan contains a 10% administration fee of which the full $200,000 was accrued at December 31, 2019 and included in bridge loan payable, net. We incurred $271,670 of loan costs, which was fully amortized at December 31, 2019. Interest on the bridge loan was 0.5% monthly for the first six months and 0.75% monthly for the next six months. At the same time the debt was issued, we entered into a separate agreement in which GMA provided consulting services for one year (“Consulting Agreement”). We compensated GMA for the Consulting Agreement services by issuance of a warrant with a 5-year term to acquire 1,362,922 shares of our common stock at an exercise price of $0.01 per share. The warrant vested immediately. The value of the warrant, based on a Black-Scholes option pricing model, was $991,423 and was expensed in full in 2018. Interest expense on the bridge loan for the year ended December 31, 2020 and 2019 was $0 and $137,637 and accrued interest at December 31, 2020 and 2019 was $0 and $166,240.

As part of GMA’s conversion agreement, we reissued the original warrants to purchase 1 million shares and granted additional warrants. To purchase 1 million shares. The value of the warrants based on a Black-Scholes option pricing model, was $1,657,805, and was expensed.

Concurrently with the consummation of the Merger, the $2,500,000 note payable of was converted to shares of Splash common stock, which were exchanged for Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.] shares. Pursuant to the terms of the conversion agreements, GMA has the right to rescind the common shares received and receive replacement notes payable if we fail to raise $9 million in a secondary initial public offering by September 30, 2020 (subsequently extended to April 30, 2021). As a result, these shares are classified as mezzanine equity in our consolidated balance sheet. See Note 18

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Consolidated Financial Statements

Note 5 – Licensing Agreement and Royalty Payable

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

There were no unpaid royalties at December 31, 2020. We paid the guaranteed minimum royalty payments of $540,000 and $468,000 for the years ended December 31, 2020 and 2019, which is included in general and administrative expenses.

In connection with the Copa APA, we acquired the license to certain patents from 1/4 Vin SARL (“1/4 Vin”)On February 16, 2018, the Copa di Vino entered into three separate license agreements with 1/4 Vin SARL, (1/4 Vin). 1/4 Vin has the right to license certain patents and patent applications relating to inventions, systems, and methods used in the Company’s manufacturing process. In exchange for notes payable, 1/4 Vin granted the Company a nonexclusive, royalty-bearing, non-assignable, nontransferable, terminable license which would continue until the subject equipment is no longer in service or the patents expire. Amortization will be approximately $31,000 annually until the license agreement is fully amortized. The asset is being amortized over a 10 year useful life.

Note 6 – Deficiency in Stockholders’ Equity

Common Stock

In 2019, we issued 1,846,078 shares of our common stock in exchange for services provided to us. The shares were valued at $0.73 per share. We recognized share-based compensation expense of $1,354,500, which is classified within the contracted services line on the Statement of Operations.

In 2020, we issued 490,652 shares to an existing shareholder under a 3-year consulting agreement dated December 2019. The shareholder fulfilled his performance obligation in full and the board approved issuance of the shares.

In 2020, we entered into multiple subscription and consulting agreements for $8,540,659 in exchange for 7,355,604 of our common stock.

Private Placement Memorandum (PPM)

Our Board of Directors has determined that it is in the best interests of the Corporation and its stockholders to obtain working capital by conducting a private placement offering of 2,727,272 shares of the common stock of the Company, $0.001 value per share at a purchase price of $1.10 per share for aggregate gross proceeds of $3,000,000. As part of the PPM, each purchaser will receive a warrant to purchase one share for every two shares purchased. We completed our PPM by issuing a total of 2,790,909 of shares with gross proceeds of $3,070,000. The shares listed in this section is already included in the 7.4 million shares listed within the Common Stock section of this note.

Treasury Stock

From time to time, we have repurchased shares from our shareholders.

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

As an incentive to convert their Series A preferred stock we issued 1,000,000 new warrants to purchase shares of SBG common stock at $0.18 per share. Concurrently with the consummation of the Merger, these warrants were exchanged for warrants to purchase 1,362,922 of Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.] shares. These warrants have a 3-year term.

Warrant Issuance-Common Stock

As part of the sale and issuance of 5,333,675 shares of our Series B Convertible Preferred Stock, we issued 2,666,839 warrants to purchase shares our common stock at a price of $1.10 per share. The warrants have a 5-year term. At December 31, 2020, there are 912,052 warrants outstanding.

As part of the sale of 300,000 shares of common stock, we issued 975,000 warrants to purchase shares of our common stock at a price of $0.25 per share. These warrants have a 3-year term. During the third quarter of 2020, the holder exercised these warrants and received 975,000 shares of the Company’s common stock.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Consolidated Financial Statements

Note 7 – Share-Based Payments

Warrant Issuance-GMA Consulting Services

We issued 1,362,922 warrants to purchase shares of our common stock at $0.007 per share as part of our consulting agreement with GMA, at December 31, 2020, the weighted average life of the outstanding warrants is 2.75 years.

The warrants entitle the holder to purchase one share per warrant of our common stock at a price of $0.01 per share during the five-year period commencing on October 2, 2018, or, if greater, the number of common shares with a market value equivalent to two percent of the enterprise value of the Company at an exercise price of $0.008 per share.

As an incentive for GMA to convert their debt and accrued interest into shares of common stock, we retired the original 1,362,922 warrants and issued 2,725,844 pre-merger new warrants to purchase shares of our common stock at $0.18 per share. These warrants have a 3-year term starting March 31, 2020.

Stock Plan

We have adopted the 2012 Stock Incentive Plan for SBG (the “Plan”), which provides for the grant of common stock and stock options to employees. We have reserved 4,088,765 shares for issuance under the Plan. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of the grant and generally have a term of ten years. On December 7, 2019, our Board of Directors granted 1,124,410 options to certain employees and consultants. None of these options were exercised at December 31, 2020. As of December 31, 2020, the total number of options available for grant is 306,657 under this plan.

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

We recognized stock-based compensation expense of $265,589 for the year ended December 31, 2019. There was no unrecognized compensation cost related to stock option awards for the year ended December 31, 2020.

Concurrently with the consummation of the Merger, options to purchase 825,000 SBG shares were converted to options to purchase 1,124,410 Splash Beverage Group, Inc. [Formerly known as Canfield Medical Supply, Inc.] shares.

		Weighted Average
	Options	Exercise Price

Outstanding - Beginning of 2019	-	$-
Granted	1,124,410	$0.77
Exercised	-	$-
Cancelled/forfeited	-	$-
Outstanding - December 31, 2019	1,124,410	$0.77

Granted	2,634,500	$0.75
Exercised	-	$-
Cancelled/forfeited	-	$-
Outstanding - December 31, 2020	3,758,910	$0.76

Exercisable at December 31, 2020	3,758,910	$0.76

Weighted average grant date fair value of options during year	2,634,500

Weighted average duration to expiration of outstanding options at December 31, 2020	4.6

In August 2020, we adopted a new incentive plan. The 2020 Long-Term Incentive Compensation Plan (the “Plan”) is established by Splash Beverage Group, Inc., a Colorado corporation (the “Company”), to create incentives which are designed to motivate Participants to put forth maximum effort toward the success and growth of the Company and to enable the Company to attract and retain experienced individuals who by their position, ability and diligence are able to make important contributions to the Company’s success. Toward these objectives, the Plan provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights (“SARs”), Performance Units and Performance Bonuses to Eligible Employees and the grant of Nonqualified Stock Options, Restricted Stock Awards, SARs and Performance Units to Consultants and Eligible Directors, subject to the conditions set forth in the Plan. At December 31, 2020, the board approved the granting of 2,634,500 warrants were issued under this new plan. These warrants expire in 5 years.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Consolidated Financial Statements

Note 8 – Related Parties

During the normal course of business, we incurred expenses related to services provided by our CEO or Company expenses paid by our CEO, resulting in related party payables, net of $368,904 and $429,432 as of December 31, 2020 and 2019. The related party payable to the CEO bears no interest payable and is due on demand.

There are related party notes payable of $2,000,000 outstanding as of December 31, 2020 as discussed in Note 4.

Note 9 – Investment in Salt Tequila USA, LLC

On December 9, 2013, we entered into a marketing and distribution agreement with SALT Tequila USA, LLC (“SALT”) in Mexico for the manufacturing of our SALT product line. The agreement was for a one-year term with an additional two-year renewal. On December 28, 2015, the agreement was extended through 2020. In the December 9, 2013 agreement, we received a 5% ownership interest in SALT, 12 months after the date of the agreement we received an additional 5% ownership interest in SALT, and 24 months after the date of the agreement we received an additional 5% interest, resulting in a total interest of 15% in SALT.

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

On March 26, 2020, we entered into an amended stock sale and purchase agreement. The agreement is for $1,000,000 to be paid in 4 tranches of $250,000 and entitles us to additional equity interest in Salt Tequila USA, LLC as follows:

●	Tranche 1 – 7.5%

●	Tranche 2 – 5.0%

●	Tranche 3 – 5.0%

●	Tranche 4 – 5.0%

Once all tranches are paid-out we will have a total equity stake of 37.5% of Salt Tequila USA, LLC.

During 2020, we paid the first tranche of $250,000 resulting in a total interest of 22.5%.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Consolidated Financial Statements

Note 10 – Operating Lease Obligations

Effective July 2018, we entered into a lease agreement for the right to use and occupy office space. The lease term commenced July 1, 2018 and is scheduled to expire after 36 months, on June 30, 2021.

Effective November 2019, we entered into a 6-month lease agreement for our NY affiliate which expired on April 30, 2020.

Effective November 2019, we entered into a new lease with Interport Logistics, LLC. The lease term commenced on November 11, 2019 and is scheduled to expire on November 11, 2020. We are in the process of negotiating a new lease with Interport Logistics, LLC.

Effective May 2019, we entered into a new lease in Mexico. The lease commenced May 1, 2019 and is scheduled to expire after 24 months, on April 1, 2021. We are in the process of negotiating a new lease for our Mexican warehouse.

The following table presents the discounted present value of minimum lease payments for our office and warehouses to the amounts reported as financial lease liabilities on the consolidated balance sheet at December 31, 2020:

Undiscounted Future Minimum Lease Payments	Operating Lease

2021	$59,291
Thereafter	26,673
Total	85,964
Amount representing imputed interest	(2,965)
Total operating lease liability	82,999
Current portion of operating lease liability	57,478
Operating lease liability, non-current	$25,521

The table below presents information for lease costs related to our operating leases at December 31, 2020:

Operating lease cost:
Amortization of leased assets	$114,032
Interest of lease liabilities	10,776
Total operating lease cost	$124,808

The table below presents lease-related terms and discount rates at December 31, 2020:

Remaining term on leases	9 to 25 months
Incremented borrowing rate	5.0%

Note 11 – Line of Credit

At December 31, 2020 SBG owed $68,000 to a financial institution under a revolving line of credit. The line of credit is secured by the assets of SBG is due on demand, and bears interest at variable rates approximately 6.1% at December 31, 2020. As part of the acquisition of Copa di Vino the LOC was paid off.

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

In response to the COVID-19 outbreak in the United States, the CARES Act (the “Act”) was passed by Congress and signed into law on March 27, 2020. In connection with the CARES Act, the Company and its subsidiary applied for and received loans with an original aggregate principal balance of approximately $158,000. These loans and interest will be forgiven as long as the funds are used for qualifying expenditures as outlined in the Act. The loans bear interest at 1%, with an 18 month term, and has a 6-month initial payment deferral. See Note 4.

Splash Beverage Group, Inc.

[f/k/a Canfield Medical Supply, Inc.]

Notes to the Consolidated Financial Statements

Note 13 – Business Combinations

CMS-SGB Merger:

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

During 2020, the goodwill associated with the CMS merger was impaired. See Note 17.

SBG-Copa Acquisition:

As stated in Note 1, we consummated the acquisition of Copa di Vino Company on December 24, 2020. The purchase price consideration was comprised of $1.5 million in debt, $0.5 million in cash and $2.0 million in contingent shares, for total consideration of approximately $6.0 million.

The following summarizes our allocation of the purchase price for the acquisition:

Purchase Accounting
Accounts receivable, net	88,131
Other current assets	11,236
Inventory	273,951
Property and equipment, net	663,273
License agreement, net	222,095
Goodwill	5,672,823
Total identifiable assets	6,931,509

Accounts payable and accrued expenses	882,279
Note payable	69,212
Equity	5,980,000
Total liabilities and equity	6,931,509

Note 14 – Segment Reporting

The Company evaluates segment reporting in accordance with the FASB Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Executive Officer and Chief Financial Officer.

Note: The Copa di Vino business is included in our Splash Beverage Group segment.

Revenue	2020	2019
Splash Beverage Group	404,128	20,387
E-Commerce	1,896,599	-
Medical Devices (Discontinued)	675,213	-

Total Revenues	2,975,940	20,387

Total assets	2020	2019
Splash Beverage Group	8,403,670	446,288
B2C Business	505,646	159,026
Medical Devices (Discontinued)	316,572	-

Total Assets	9,225,888	605,314

Note 15 – Commitment and Contingencies

We are a party to asserted claims and are subject to regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but we do not anticipate that the outcome, if any, arising out of any such matter will have a material adverse effect on its business, financial condition or results of operations.

Capital Raise

In connection with the CMS merger we are committed to our previous preferred stock and debt holders to raise $9 million in a secondary IPO, private placement and debt as defined in the agreements. See Note 18.

Stock Price Guarantee

We have a commitment to issue additional shares associated with specific stock price guarantee granted to an investor. See Note 4.

Note 16 – Income Taxes

The Company has evaluated the positive and negative evidence in assessing the realizability of its deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax planning strategies to determine which deferred tax assets are more likely than not to be realized in the future. Due to uncertainty to the Company’s ability to utilize its deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets.

At December 31, 2020, the Company’s net operating loss carryforward for Federal income tax purposes was $49,495,907, which will be available to offset future taxable income. If not used, these carry forwards will begin to expire in 2032, except for the net operating losses generated January 1, 2018 and after, which can be carried forward indefinitely.

There was no income tax expense or benefit for the years ended December 31, 2020 and 2019 due to the full valuation allowance recorded.

The reconciliation of the income tax benefit is computed at the U.S. federal statutory rate as follows:

	2020	2019
Federal Statutory Tax Rate	21.00%	21.00%
Permanent Differences	(4.63%)	(6.56%)
Change in Valuation Allowance	(16.37%)	(14.44%)
Net deferred tax asset	-	-

The tax effects of temporary differences which give rise to the significant portions of deferred tax assets or liabilities at December 31 are as follows:

	2020	2019
Deferred Tax Assets:
Net Operating Losses	$12,544,738	$5,887,022
Deferred Rent	380	1,381
Accrued Interest/Interest Expense Limitation	1,031,967	962,838
Total deferred tax assets	13,577,085	6,851,241

Deferred Tax Liabilities:
Depreciation	(179,561)	(7,354)
Total deferred tax liabilities	(179,561)	(7,354)

Less: Valuation allowance	(13,397,525)	(6,843,887)
Total Net Deferred Tax Assets	$-	$-

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The open tax years subject to examination with respect to the Company's operations are 2015 through 2020.

Note 17 – Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other, we test goodwill for impairment for each reporting unit on an annual basis, or when events or circumstances indicate the fair value of a reporting unit is below its carrying value.

Our goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in business combinations. The goodwill generated from the business combinations is primarily related to the value placed on the employee workforce and expected synergies. Judgment is involved in determining if an indicator or change in circumstances relating to impairment has occurred. Such changes may include, among others, a significant decline in expected future cash flows, a significant adverse change in the business climate, and unforeseen competition.

We have the option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. The option of whether or not to perform a qualitative assessment is made annually and may vary by reporting unit. Factors we consider in the qualitative assessment include general macroeconomic conditions, industry and market conditions, cost factors, overall financial performance of our reporting units, events or changes affecting the composition or carrying amount of the net assets of its reporting units, sustained decrease in its share price, and other relevant entity specific events. If the management determines on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying value, then we perform a quantitative test for that reporting unit. The fair value of each reporting unit is compared to the reporting unit’s carrying value, including goodwill. Subsequent to the adoption on January 1, 2017 of Accounting Standards Update (“ASU”) No. 2017-04, Intangibles—Goodwill and Other: Simplifying the Test for Goodwill Impairment, if the fair value of a reporting unit is less than its carrying value, we recognize an impairment equal to the excess carrying value, not to exceed the total amount of goodwill allocated to that reporting unit.

At December 31, 2020, our management determined that an impairment charge of approximately $9.5 million, was necessary to reduce the goodwill relating to our Medical Device Segment The impairment charge was primarily related to the net cash flow projection of that business unit.

Note 18 – Subsequent Events

During the first quarter of 2021 we initiated a private sale of securities pursuant to a Private Placement Memorandum (“PPM”) to raise $4,000,000 in exchange of the for the issuance of shares of our common stock at a price of $1.10 per share. Pursuant to the PPM, participants also received warrants to purchase additional shares (one warrant for each two shares purchased) at a strike price of $1.10 per share. As of the date of this filing, we issued 3,637,064 shares, and received proceeds of $4.0 million.

As of February 22, 2021, we have raised more $9 million, which resulted in the cancellation of the rescission rights held by certain investors as part of the terms of their conversion agreements.

In June 2020, we entered into a six-month loan with an individual in the amount of $100,000. During the first quarter of 2021, we paid back the entire note plus accrued interest in the amount of $108,000.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(1)       Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities and Exchange Commission Act of 1934 reports is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2020. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

We hired a consulting firm to advise on technical issues related to U.S. generally accepted accounting principles as related to the maintenance of our accounting books and records and the preparation of our consolidated financial statements. Although we are aware of the risks associated with not having dedicated accounting personnel, we are also at an early stage in the development of our business. We anticipate expanding our accounting functions with dedicated staff and improving our internal accounting procedures and separation of duties when we can absorb the costs of such expansion and improvement with additional capital resources. In the meantime, management will continue to observe and assess our internal accounting function and make necessary improvements whenever they may be required. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

(2)       Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was ineffective as of December 31, 2020 and 2019.

(3)       Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

The following table sets forth our executive officers and directors, their ages and position(s) with the Company.

Name	Age	Position

Robert Nistico	57	CEO, and Chairman of the Board

Dean Huge	64	Chief Financial Officer

Justin Yorke	54	Director

Peter McDonough	62	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

Robert Nistico, age 57, on March 31, 2020 became the Chief Executive Officer and a member of the board of directors of the Company. Since 2012, Mr. Nistico has served as the Chief Executive Officer and a member of the board of directors of Splash Beverage Group, Inc. Mr. Nistico also served as the president of Viva Beverages, LLC. Mr. Nistico was the fifth employee at Red Bull North America, Inc. where he worked for 10 years and served as Vice President of Field Marketing and Sr. Vice President/General Manager. Mr. Nistico was instrumental in building the Red Bull brand in North and Central America and the Caribbean from no revenues to $1.45 billion in annual revenues. Earlier, he held the brand position of Regional Portfolio V.P and Division Manager for Diageo (formerly I.D.V. / Heublein), General Sales Manager for Republic National (formerly The Julius Schepps Company) and North Texas State Manager for The E & J Gallo Winery (and a variety of other management positions for those companies). Mr. Nistico serves as a Director of Apollo Brands. Mr. Nistico has more than 27 years of experience in the beverage industry, including direct and indirect sales management, strategic brand management & marketing, finance, operations, production and logistics. Mr. Nistico holds a B.A. from the University of Colorado.

Dean Huge, age 64, became the Chief Financial Officer of the Company on March 31, 2020 and since June 2018 has been the Chief Financial Officer of Splash Beverage Group, Inc. From 2017 to June 2018 Mr. Huge was the Interim Chief Financial Officer of Splash Beverage Group, Inc. Mr. Huge was the President of D&H Energy Development, Inc. where he developed a toxic waste processing plant to create electrical energy from May 2013 to May 2017. With 35 years of experience, Mr. Huge’s career started on Wall Street in the private and public sectors. Mr. Huge has been involved with in-depth work in accounting, audits, IPOs, secondary offerings and complex partnership matters. Mr. Huge’s experience includes expertise in financial services, manufacturing, distribution and SAAS type programs and he has degrees in Accounting and Finance from Northern Illinois.

Justin Yorke, age 54, became a member of the board of directors of the Company on the Merger date and serves as Director of Splash Beverage Group, Inc. Since March 31, 2020, Mr. Yorke has also served as the Company’s Secretary. Mr. Yorke has over 25 years of experience in finance. Based in Hong Kong for a little over 10 years, he managed funds for a private Swiss Bank, Darier Henstch. Prior to that, Mr. Yorke managed funds for Peregrine Investments and Unifund, a high net worth family based in Switzerland. For the past 10 years, Mr. Yorke has been a partner in San Gabriel Advisors and is the manager of the San Gabriel Fund, JMW Fund and Richland Fund. He has a B.A. degree from UCLA. Mr. Yorke is the principal of WesBev LLC, which prior to the Merger was the majority shareholder of the Company.

Peter J. McDonough, age 62, has served as an independent director of the Company since March 31, 2020 and previously served as a member of the board of directors of Splash Beverage Group, Inc. beginning in 2014. Mr. McDonough currently serves as Chief Executive Officer of Trait Biosciences, Inc. and previously served as President, Chief Marketing and Innovation Officer for Diageo North America from 2006 to 2015. Prior to joining Diageo, Mr. McDonough was Vice President, European Marketing at The Procter & Gamble Company from 2004 to 2006, where he led the Duracell Battery and Braun Appliance marketing organizations. From 2002 to 2004, Mr. McDonough was a member of the business school faculty and lecturer at the University of Canterbury in Christchurch, New Zealand. Prior to this academic post he served as Vice President of Marketing for Gillette North America’s Blade Razor & Grooming Products Business where he directed the market launch of industry leading shaving brands like Mach3 Turbo Razors, Venus Razors and Right Guard Extreme Antiperspirants . Earlier in his career, Mr. McDonough served as Director of North American Marketing at Black & Decker where he was involved in launching the DeWalt Power Tool Company. Mr. McDonough received a B.A. from Cornell University and a Master of Business Administration from the Wharton School of Business.

Family Relationships

None.

Committees of the Board of Directors

Our shares are currently quoted on the OTCQB under the symbol “SBEV.”   We have no separately designated standing audit committee, compensation committee, nominating committee, executive committee or any other committees of our Board of Directors. The functions of those committees are currently undertaken by our Board of Directors.

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

Meetings of the Board of Directors

Our Board held no live meetings during the year ended December 31, 2020 but we did act via board consent.

Director Independence

Pursuant to Item 407(a)(1)(ii) of Regulation S-K promulgated under the Securities Act, we have adopted the definition of “independent director” as set forth in Rules 5000(a)(19) and 5605(a)(2) of the rules of the Nasdaq Stock Market. The Board determined that Peter McDonough qualifies as “independent directors” pursuant to such rules.

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

Board leadership structure and role in risk oversight

Our Board consists of three members who are stated in Item 10.

Code of Ethics

We have adopted a business conduct and ethics that applies to our directors, officers (including our Chief Executive Officer, Chief Financial Officer an any person performing similar functions) and employees. Our Code of Ethics is available at our website at www.splashbeveragegroup.com.

Item 11.   Executive Compensation.

The following table sets forth information for our two most recently completed fiscal years concerning all of the compensation awarded to, earned by or paid to the executive officers named below.  No other employees earned a salary over $100,000 in the last two completed fiscal years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings($)	All Other Compensation ($)	Total($)

Robert Nistico	2019	275,000	137,500	350,000	367,307	-	-	-	1,129,807
	2020	325,000	162,500	-	1,000,000	-	-	-	1,487,500
Dean Huge	2019	140,000	28,000	180,000	157,417	-	-	-	505,417
	2020	150,000	30,000	105,000	75,000	-	-	-	360,000
William Meissner	2019	-	-	-	-	-	-	-	-
	2020	272,500	-	-	437,500	-	-	-	710,000

Directors Compensation

Our directors have not been paid any compensation for serving as Directors of the Company and there are no present plans or understandings with respect to future compensation.

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards	Option(1) Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total

Outstanding Equity Awards at Fiscal Year-End

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards	Option(1) Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other Compensation	Total
Robert Nistico	2019	275,000	137,500	350,000	152,647	-	-	915,147
	2020	325,000	162,500	-	2,799,999	-	-	3,287,499
Dean Huge	2019	140,000	28,000	180,000	65,420	-	-	413,420
	2020	150,000	30,000	364,000	210,000	-	-	754,000
William Meissner	2019	-	-	-	-	-	-	-
	2020	272,500	-	-	1,224,999	-	-	1,497,499

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of December 31, 2020, and as adjusted to reflect the sale of common stock in this offering, for:

●	each of our current directors and executive officers;

●	all of our current directors and executive officers as a group; and

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially owned, subject to applicable community property laws.

Name and Address of Beneficial Owner	Beneficial Ownership(1)(2)	Approximate Percent Owned

Robert Nistico	5.2%	5.2%

Justin Yorke	24.7%	24.7%

Peter McDonough	0.1%	0.1%

Dean Huge	1.2%	1.2%

5% or greater owners:
James Sjoerdsma	5.7%	5.7%

* less than one percent.

Item 13.   Certain Relationships and Related Transactions and Director Independence.

The following is a description of the transactions and series of similar transactions, since January 1, 2020, that were a participant or will be a participant, in which:

●	transactions in which the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers, holders of more than 5% of our capital stock (which we refer to as “5% stockholders”) or any member of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers.

Item 14.   Principal Accounting Fees and Services.

Audit	$120,352.00
Audit related	101,389.00
Tax	2,750.00
Total	$224,491.00

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

1.           Financial Statements.  See the Financial Statements starting on page F-1.

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

SPLASH BEVERAGE GROUP, INC. (Registrant)

Date: March 8, 2021	By:	/s/ Robert Nistico
	Name:	Robert Nistico
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Signature	Title	Date

/s/ Robert Nistico
Robert Nistico	President, Chief Executive Officer and Director	March 8, 2021
(Principle Executive Officer)

/s/ Dean Huge
Dean Huge	Chief Financial Officer, Treasurer, Secretary	March 8, 2021
(Principal Financial and Accounting Officer)
/s/ Justin Yorke
Justin Yorke	Director	March 8, 2021

/s/ Peter McDonough	Director	March 8, 2021
Peter McDonough

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1

Agreement and Plan of Merger dated December 31, 2019 by and among Canfield Medical Supply, Inc., SBG Acquisition, Inc., and Splash Beverage Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated January 7, 2020)

2.2	Form of Amendment No. 1 to the Agreement and Plan of Merger (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 7, 2020)

3.1	Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 filed with Form S-1 filed with the SEC on July 12, 2012)

3.2	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form S-1 filed with the SEC on July 12, 2012)

3.3	Certificate of Amendment of Articles of Incorporation of Canfield Medical Supply, Inc.

4.1	Description of Registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (filed herewith).

10.1	Canfield Medical Supply, Inc. 2020 Long-Term Incentive Compensation Plan (incorporated by reference herein to the Schedule 14C Information Statement filed on June 8, 2020)

10.2	Form of Replacement Promissory Note (incorporated by reference herein to Exhibit 2.1 filed with Form 8-K filed with the SEC on April 6, 2020)

10.3	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on August 18, 2020)

10.4	Form of Promissory Note Conversion Agreement (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on April 6, 2020)

10.4	Form of Preferred Stock Conversion Agreement (incorporated by reference herein to Exhibit 10.3 filed with Form 8-K filed with the SEC on April 6, 2020)

10.5	Form of SBG Warrant (incorporated by reference herein to Exhibit 10.4 filed with Form 8-K filed with the SEC on April 6, 2020)

10.6	Form of New Warrant (incorporated by reference herein to Exhibit 10.5 filed with Form 8-K filed with the SEC on April 6, 2020)

10.7	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on August 18, 2020)

10.8	Form of Amendment No. 1 the Promissory Note Conversion Agreement (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on October 7, 2020)

10.9	Form of Amendment No. 1 to the Preferred Stock Conversion Agreement (incorporated by reference herein to Exhibit 10.3 filed with Form 8-K filed with the SEC on October 7, 2020)

10.10	Revenue Loan and Security Agreement dated (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on December 31, 2020)

10.11	Asset Purchase Agreement dated (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on December 31, 2020)

10.12	Convertible Promissory Note dated (incorporated by reference herein to Exhibit 10.3 filed with Form 8-K filed with the SEC on December 31, 2020)

10.13	An Agreement Regarding Other Accounts Payable dated (incorporated by reference herein to Exhibit 10.4 filed with Form 8-K filed with the SEC on December 31, 2020)

10.14	Martin Employment Agreement dated (incorporated by reference herein to Exhibit 10.5 filed with Form 8-K filed with the SEC on December 31, 2020)

10.15	Non-Competition, Non-Solicitation and Confidential Information Agreement (incorporated by reference herein to Exhibit 10.6 filed with Form 8-K filed with the SEC on December 31, 2020)

1016	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on January 21, 2021)

10.17	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on January 21, 2021)

10.18	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on February 2, 2021)

10.19	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on February 2, 2021)

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification by CEO (filed herewith electronically)

31.2	Certification by CFO (filed herewith electronically)

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

*101.INS	Inline XBRL Instance Document (filed herewith)
*101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.