Form 10-Q
period 2021-03-31
SPLASH BEVERAGE GROUP, INC.
filed 2021-05-12
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

☐ Yes     ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes    ☐ No

As of May 12, 2021, there were 80,212,883 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.
FORM 10-Q
March 31, 2020

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.
Condensed Consolidated Financial Statements

March 31, 2021

Splash Beverage Group, Inc.
Condensed Consolidated Balance Sheets
March 31, 2021 and December 31, 2020
(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,225,406	$380,000
Accounts Receivable, net	803,052	484,858
Prepaid Expenses	148,456	173,414
Inventory	868,663	798,273
Other receivables	93,424	90,919
Assets of discontinued operations	357,893	316,572
Total current assets	3,496,894	2,244,036

Non-current assets:
Deposits	$275,694	$77,686
Goodwill	5,672,823	5,672,823
Investment in Salt Tequila USA, LLC	250,000	250,000
Right of use asset, net	1,161,476	80,479
Quart Vin License, net	211,762	219,512
Property and equipment, net	641,291	681,352
Total non-current assets	8,213,045	6,981,852

Total assets	$11,709,940	$9,225,888

Liabilities and Deficiency in Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$1,090,986	$1,521,818
Right of use liability - current	270,771	57,478
Due to related parties	252,904	368,904

Related party notes payable	1,331,762	1,333,333
Convertible Loan Payable	100,000	100,000
Notes payable, current portion	837,477	999,736

Shareholder advances	416,201	—
Accrued interest payable	469,001	442,748
Liabilities of discontinued operations	592,882	591,642
Total current liabilities	5,361,984	5,415,659

Long-term Liabilities:
Related party notes payable - noncurrent	332,940	666,667
Notes payable - noncurrent	1,240,044	1,240,044
Liability to issue shares in APA	1,980,000	1,980,000
Right of use liability - noncurrent	890,939	25,521
Total long-term liabilities	4,443,923	3,912,232

Total liabilities	9,805,907	9,327,891

Common stock, (mezzanine shares) 0 and 12,605,283 shares, contingently convertible to notes payable at March 31, 2021 and December 31, 2020	—	9,248,720

Stockholders’ equity:
Common Stock, $0.001 par, 150,000,000 shares authorized, 80,104,839 and 63,471,129 shares issued and outstanding, at March 31, 2021 and December 31, 2020.	80,105	63,471
Additional paid in capital	67,855,882	52,175,541

Accumulated deficit	(66,031,954)	(61,589,735)
Total deficiency in stockholders’ equity	1,904,033	(9,350,724)

Total liabilities, mezzanine shares and deficiency in stockholders’ equity	$11,709,940	$9,225,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2021 and March 31, 2020
(Unaudited)

	Three months ended March 31,
	2021	2020
Net revenues	$2,417,701	$112,003
Cost of goods sold	(1,742,875)	(107,214)
Gross margin	674,826	4,789

Operating expenses:
Contracted services	276,511	257,981
Salary and wages	2,020,447	241,676
Other general and administrative	2,727,513	1,031,264
Sales and marketing	41,878	23,012
Total operating expenses	5,066,349	1,553,933

Loss from operations	(4,391,523)	(1,549,144)

Other income/(expense):

Interest income	114	16,151
Interest expense	(92,211)	(1,913,637)
Gain from debt extinguishment	1,319	—
Total other income/(expense)	(90,778)	(1,897,486)

Provision for income taxes	—	—

Net loss from continuing operations	(4,482,301)	(3,446,630)

Net income from discontinued operations, net of tax	40,082	—

Net loss	$(4,442,219)	$(3,446,630)

Earnings//(Loss)per share (basic diluted)
Continuing operations	(0.06)	(0.08)

Weighted average number of common shares outstanding	73,927,596	44,021,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

For the three months ended March 31, 2021 and 2020

							Total
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)

Balances at December 31, 2019	44,021,389	44,021	136,293	$(50,000)	$22,095,403	$(31,845,506)	$(9,756,083)

Issuance of common stock for convertible debt	—	—	—	—	145,579	—	145,579
Incremental beneficial conversion for preferred A	—	—	—	—	240,770	(240,770)	—
Issuance of warrants on convertible instruments	—	—	—	—	2,486,706	(828,903)	1,657,803
Issuance of options
Issuance of common stock for services	817,753	818	(136,293)	50,000	549,182	—	600,000
Issuance of common stock for cash
Issuance of common stock for acquisition	11,913,200	11,913	—	—	9,161,251	—	9,173,164
Net loss	—	—	—	—	—	(3,446,630)	(3,446,630)

Balances at March 31, 2020	56,752,342	56,752	—	—	34,678,891	(36,361,809)	(1,626,167)

Issuance of warrants on convertible instruments	—	—	—	—	8,996,844	—	8,996,844
Issuance of options	—	—	—	—	—	—	—
Issuance of common stock for services	1,159,900	1,160	—	—	3,014,580	—	3,015,740
Issuance of common stock for cash	1,736,356	1,736	—	—	1,401,016	—	1,402,753
Net loss		—	—	—	—	(22,570,893)	(22,570,893)

Balances at December 31, 2020	63,471,129	63,471	—	$—	$52,175,541	$(61,589,735)	$(9,350,725)

Issuance of warrants for services	—	—	—	—	1,186,596	—	1,186,596
Issuance of common stock for services	505,000	505	—	—	730,530	—	731,035
Issuance of common stock and warrants for cash	3,523,427	3,523	—	—	4,527,101	—	4,530,624
Mezzanine shares	12,605,283	12,605	—	—	9,236,115	—	9,248,720
Net loss	—	—	—	—	—	(4,442,219)	(4,442,219)

Balances at March 31, 2021	80,104,839	80,105	—	$—	$67,855,882	$(66,031,954)	$1,904,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Consolidated Statement Cash Flows
For the Three Months Ended March 31, 2021 and 2020
(Unaudited)

	Three months ended March 31,
	2021	2020
Net loss	$(4,442,219)	$(3,446,630)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,061	2,294
ROU asset, net	36,445	20,192
Gain from debt extinguishment	—	(763)
Interest on notes payable converted to common stock	—	231,692
Interest expense due to the issuance of warrants	—	1,657,805
Non-cash warrant expense	1,186,596	—
Share-based compensation	731,035	600,000
Other noncash changes	(362,515)	(14,400)
Changes in working capital items:
Accounts receivable, net	(318,194)	(80,198)
Inventory, net	(70,391)	(153,836)
Prepaid expenses and other current assets	22,453	2,467
Deposits	—	190
Accounts payable and accrued expenses	(430,831)	226,187
Royalty payable	—	6,000
Accrued Interest payable	26,253	24,140
Net cash used in operating activities - continuing operations	(3,581,308)	(924,860)

Net cash used in operating activities - discontinued operations	(40,082)

Cash Flows from Investing Activities:
Capital Expenditures	—	(2,419)
Investment in Salt Tequila USA, LLC	—	(150,000)
Net cash used in investing activities - continuing operations	—	(79,977)

Net cash used in investing activities - discontinued operations	—	72,442

Cash Flows from Financing Activities:
Proceeds from issuance of Common stock	4,530,624	1,500,000
Cash advance from shareholder	416,201	240,000
Repayment of cash advance	(107,966)	(120,000)
Principal repayment of debt	(333,333)	(18,000)
ROU liability, net	(38,731)	(19,788)
Net cash provided by financing activities - continuing operations	4,466,796	1,582,212

Net cash provided by financing activities - discontinued operations	—	—

Net Change in Cash and Cash Equivalents	845,406	577,375

Cash and Cash Equivalents, beginning of year	380,000	42,639

Cash and Cash Equivalents, end of year	$1,225,406	$620,014

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$—	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable and accrued interest converted to common stock (12,605,283 shares)	—	9,248,721
Series A & B preferred stock and declared dividends converted to common stock	—	14,587,623
Liability issued for investment in SALT Tequila USA, LLC	—	100,000

The accompanying notes are an integral part of these financial statements.

Splash Beverage Group, Inc.

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

On December 24, 2020, SBG consummated an Asset Purchase Agreement (the “Copa APA”) with Copa di Vino Corporation (“CdV”), to purchase certain assets and assume certain liabilities that comprise the Copa di Vino business for a total purchase price of $5,980,000, payable in the combination of $2,000,000 in cash (“Cash Consideration”), $2,000,000 convertible promissory note (the “Convertible Note”) to Seller and a variable number of shares of the Company’s common stock based on a attainment of revenue hurdles. CdV is one of the leading producers of premium wine by the glass in the United States with its primary offices and facilities in The Dalles, Oregon.

On February 2021, Management initiated a plan to divest its CMS business. As a result, the assets and operations of CMS are reflected as discontinued operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements include the accounts of Splash Beverage Group and its wholly owned subsidiaries, Holdings and Splash Mex, CMS (as discontinued operations), and Copa. All intercompany balances have been eliminated in consolidation.

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP).

The accompanying financial statements have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three months ended March 31, 2021 and 2020 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in GAAP have been condensed or omitted. The results of operations for the period ended March 31, 2021 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Concentration of Cash Balance

We consider all highly liquid securities with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at March 31, 2021 or December 31, 2020.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At March 31, 2021 we had $511,146 over the federally insured limits. Our bank deposit accounts in Mexico $2,447 are uninsured.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. We establish provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions.  At March 31, 2021 and December 31, 2020, our accounts receivable amounts are reflected net of allowances of $6,507 and $0, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at March 31, 2021 and December 31, 2020 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. We establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. We manage inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $355,780 and $366,109 at March 31, 2021 and December 31, 2020, respectively.

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

Depreciation expense totaled $43,487 and $2,294 for the three months ended March 31, 2021 and March 31, 2020, respectively. Property and equipment as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Property and equipment, at cost	2,076,710	718,884
Accumulated depreciation	(1,435,419)	(37,532)
Property and equipment, net	641,291	681,352

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

Paycheck Protection Program

The Company records Paycheck Protection Program (“PPP”) loan proceeds in accordance with Accounting Standards Codification (“ASC”) 470, Debt. Debt is extinguished when either the debtor pays the creditor or the debtor is legally released from being the primary obligor, either judicially or by the creditor.

Splash Beverage Group, Inc.

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

The liabilities and indebtedness presented on the consolidated financial statements approximate fair values at March 31, 2021 and December 31, 2020, consistent with recent negotiations of notes payable and due to the short duration of maturities.

Splash Beverage Group, Inc.

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at March 31, 2021 and December 31, 2020.

Splash Beverage Group, Inc.

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

Numerator	2021	2020
Net loss from continuing applicable to common shareholders	$(4,482,301)	$(3,446,630)

Earnings from discontinued applicable to common shareholders	$40,082	$—

Denominator
Weighted average number of common shares outstanding	73,927,596	44,021,393

Net loss per share from continuing operations (basic diluted)	$(0.06)	$(0.08)

Net income per share from discontinued operations (basic diluted)	$0.00	$0.00

Weighted average number of shares outstanding excludes anti-dilutive common stock equivalents, including warrants to purchase 3 million shares of common stock for nominal consideration.

Advertising

We conduct advertising for the promotion of our products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. We recorded advertising expense of $47,785 and $23,012 for the three-months ended March 31, 2021 and 2020, respectively.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired and is not subject to amortization. The Company reviews goodwill annually in the fourth quarter for impairment or when circumstances indicate carrying value may exceed the fair value. This evaluation is performed at the reporting unit level. If a qualitative assessment indicates that it is more likely than not that the fair value is less than carrying value, a quantitative analysis is completed using either the income or market approach, or a combination of both. The income approach estimates fair value based on expected discounted future cash flows, while the market approach uses comparable public companies and transactions to develop metrics to be applied to historical and expected future operating results. During 2020, the company recorded an impairment charge associated with the CMS acquisition. See Note 16.

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

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our business operations have not yet generated significant revenues, and we have sustained net losses of approximately $4.4 million during the three months ended March 31, 2021 and have an accumulated deficit of approximately $66.0 million at March 31, 2021. In addition, we have current liabilities in excess of current assets of approximately $1.9 million at March 31, 2021. Further, we are in default on approximately $0.9 million of indebtedness, including accrued interest.

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

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan  Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	March 31, 2021	December 31, 2020
Notes Payable

In February 2014, we entered into a 12-month term loan agreement with an individual in the amount of $200,000. The note included warrants for 66,146 shares of common stock at $0.73 per share. The warrants expired on February 28, 2017 and none were exercised at that date. The note matured and remains in default.	15%	150,000	150,000

In March 2014, we entered into a short-term loan agreement with an entity in the amount of $200,000. The note included warrants for 272,584 shares of common stock at $0.94 per share. The warrants expired on February 28, 2017 and none were exercised at that date. The loan matured and remains in default.	8%	200,000	200,000

In May 2020, we entered into a two year loan with the SBA under the Paycheck Protection Program established by the CARES Act in the amount of $94,833. The note requires monthly payments of principal and interest starting in December 2020 and maturing in May 2021. See note 13.	1%	94,833	89,612

In June 2020, we entered into a six-month loan with an individual in the amount of $100,000. The loan matures in December 2020 with principal and interest due at maturity.	12%	—	100,000
In August 2020, we entered into a nine-month loan with a company in the amount of $112,000. The loan requires 9 amortized payments of principal and interest in the amount of $12,246 with the final payment due September 2020.	4.8%	25,238	62,719
Notes payable for license agreements due in 36 monthly payments of $10,000, interest imputed at 10%, maturing in January 2021.	10.0%	29,212	59,212
In December 2020, we entered into a 56 month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% of the previous months revenue.	Various	1,578,237	1,578,237

	Total notes payable	$2,077,520	$2,239,780

	Less current portion	(837,477)	(999,736)

	Long-term notes payable	$1,240,044	$1,240,044

Interest expense on notes payable was $9,625 and $49,430 for the three months ended March 31, 2021 and 2020, respectively. Accrued interest was $273,880 at March 31, 2021.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

Related Parties Notes Payable

In December 2020, we entered into a 18 month loan with an individual in the amount of $2,000,000. The loan requires 18 monthly amortized payments of principal and interest in the amount of $144,444 with the final payment due June 2022.	2.0%	1,664,702	2,000,000

	Less current portion	(1,331,762)	(1,333,333)

	Long-term notes payable	$ 332,940	$ 666,667

Interest expense on related party notes payable was $0 and $37,967 for the three months ended March 31, 2021 and 2020, respectively. Accrued interest was $0 as of March 31, 2021.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

	Interest	March 31,	December 31,
	Rate	2021	2020
Convertible Bridge Loans Payable

In May 2015, we entered into a 3-month term loan agreement with an individual in the amount of $100,000. The annual interest rate for this bridge loan was 32% for the first 90 days, and 4% thereafter, compounded monthly.	Variable	$100,000	$100,000

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

Interest expense on the convertible bridge loans payable was $32,000 and $93,785 for the three months ended March 31, 2021 and 2020, respectively. Accrued interest was $179,215 at March 31, 2021.

On April 24, 2017, a note holder filed a complaint against the Company for a promissory note in default. The note holder is requesting summary judgment in the amount of $279,215.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 5 – Licensing Agreement and Royalty Payable

We have a licensing agreement with ABG TapouT, LLC (“TapouT”), providing us with licensing rights to the brand “TapouT” on energy drinks, energy shots, water, teas and sports drinks for beverages sold in the United States of America, its territories, possessions, U.S. military bases and Mexico. Under the terms of the agreement, we are required to pay a 6% royalty on net sales, as defined. In 2021 and 2020, we are required to make monthly payments of $49,500 and $45,000, respectively.

There were no unpaid royalties at March 31, 2021. We paid the guaranteed minimum royalty payments of $148,500 and $135,000 for the three-months ended March 31, 2021 and 2020, which is included in general and administrative expenses.

In connection with the Copa APA, we acquired the license to certain patents from 1/4 Vin SARL (“1/4 Vin”) On February 16, 2018, the Copa di Vino entered into three separate license agreements with 1/4 Vin SARL, (1/4 Vin). 1/4 Vin has the right to license certain patents and patent applications relating to inventions, systems, and methods used in the Company’s manufacturing process. In exchange for notes payable, 1/4 Vin granted the Company a nonexclusive, royalty-bearing, non-assignable, nontransferable, terminable license which would continue until the subject equipment is no longer in service or the patents expire. Amortization will be approximately $31,000 annually until the license agreement is fully amortized. The asset is being amortized over a 10-year useful life.

Note 6 – Deficiency in Stockholders’ Equity

Common Stock

At March 31, 2020, we issued 817,753 shares of common stock in exchange for services provided to us. The shares were valued at $0.73 per share. We recognized share-based compensation expense of $600,000, which is classified within the contracted services line on the Statement of Operations. At March 31, 2021, we issued 505,000 shares of common stock in exchange for services provided to us. The shares were valued at a fair market value stock price based on the agreement date. We recognized share-based compensation expense of $731,035, which is classified within the contracted services line on the Statement of Operations.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 6 – Deficiency in Stockholders’ Equity, continued

Private Placement Memorandum (PPM)

Our Board of Directors has determined that it is in the best interests of the Corporation and its stockholders to obtain working capital by conducting a private placement offering of 3,636,364 shares of the common stock of the Company, $0.001 value per share at a purchase price of $1.10 per share for aggregate gross proceeds of $4,000,000. As part of the PPM, each purchaser received a warrant to purchase one share for every two shares purchased. In February 2021, we completed our PPM by issuing a total of 3,637,065 of shares and warrants with gross proceeds of $4,000,771.

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

Warrant Issuance-Series A Convertible Preferred Stock

As an incentive to convert their Series A preferred stock we issued 1,000,000 new warrants to the holders of our Series A preferred stock to purchase shares of SBG common stock at $0.18 per share. Concurrently with the consummation of the Merger, these warrants were exchanged for warrants to purchase 1,362,922 of Splash Beverage Group, Inc. shares all of which were outstanding as of March 31, 2021. These warrants have a 3-year term.

Warrant Issuance-Series B Convertible Preferred Stock

As part of the sale and issuance of 5,333,675 shares of our Series B Convertible Preferred Stock, we issued 2,666,839 warrants to purchase shares our common stock at a price of $1.10 per share. The warrants have a 5-year term. At March 31, 2021, there are 565,819 warrants outstanding.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 7 – Share-Based Payments

Warrant Issuance-GMA Consulting Services

We issued 1,362,922 warrants to purchase shares of our common stock at $0.007 per share as part of our consulting agreement with GMA, at December 31, 2019.

The warrants entitle the holder to purchase one share per warrant of the Company’s common stock at a price of $0.01 per share during the five-year period commencing on October 2, 2018, or, if greater, the number of common shares with a market value equivalent to two percent of the enterprise value of the Company at an exercise price of $0.008 per share.

As an incentive for GMA to convert their debt and accrued interest into shares of common stock, we retired the original 1,362,922 warrants and issued 2,725,844 pre-merger new warrants to purchase shares of our common stock at $0.18 per share. These warrants have a 3-year term and remain outstanding as of March 31, 2021.

Stock Plan

We have adopted the 2012 Stock Incentive Plan for SBG (the “Plan”), which provides for the grant of common stock and stock options to employees. We have reserved 4,088,765 shares for issuance under the Plan. The option exercise price generally may not be less than the underlying stock’s fair market value at the date of the grant and generally have a term of ten years. On December 7, 2019, our Board of Directors granted 1,124,410 options to certain employees and consultants. None of these options were exercised at March 31, 2021. As of March 31, 2021, the total number of options available for grant is 306,657 under this plan.

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

Concurrently with the consummation of the Merger, options to purchase 825,000 SBG shares were converted to options to purchase 1,124,410 Splash Beverage Group, Inc. shares.

		Weighted Average
	Options	Exercise Price
Outstanding - Beginning of 2021	3,758,910	$0.76
Granted	-	$-
Exercised	-	$-
Cancelled/forfeited	-	$-
Outstanding - March 31, 2021	3,758,910	$0.76

Exercisable at March, 31 2021	3,758,910	$0.76

Weighted average grant date fair value of options during year	-

Weighted average duration to expiration of outstanding options at March 31, 2021	4.3

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

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

Note 8 – Related Parties

During the normal course of business, we incurred expenses related to services provided by our CEO or Company expenses paid by our CEO, resulting in related party payables, net of $252,904 at March 31, 2021. The related party payable to the CEO bears no interest payable and is due on demand. We also assumed a $50,000 note for the President of WesBev who is the majority shareholder of SBG.

There are related party notes payable of $1.6 million outstanding as of March 31, 2021 as discussed in Note 4.

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

On March 26, 2020, we entered into a new amended stock sale and purchase agreement. The agreement is for $1,000,000 to be paid in 4 tranches of $250,000 and entitles us to receive additional equity interest in Salt Tequila USA, LLC as follows:

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

Effective November 2019, we entered into a new lease with Interport Logistics, LLC. The lease term commenced on November 11, 2019 and is scheduled to expire on November 11, 2022.

Effective May 2019, we entered into a new lease in Mexico. The lease commenced May 1, 2019 and is scheduled to expire after 24 months, on April 1, 2021. We are in the process of negotiating a new lease for our Mexican warehouse.

Effective January 2021, we entered into a lease agreement for the right to use and occupy office space. The lease term commenced January 18, 2021 and is scheduled to expire after 18 months, on July 31, 2022.

Effective January 2021, we entered into a lease agreement for the right to use and occupy office and manufacturing space. The lease term commenced January 1, 2021 and is scheduled to expire after 60 months, on December 31, 2025.

The following table presents the discounted present value of minimum lease payments for our office and warehouses to the amounts reported as financial lease liabilities on the consolidated balance sheet at March 31, 2021:

Undiscounted Future Minimum Lease Payments	Operating Lease

2021 (nine months)	$246,339
2022	294,347
2023	252,000
2024	252,000
2025	249,357
Total	1,294,043
Amount representing imputed interest	(132,333)
Total operating lease liability	1,161,710
Current portion of operating lease liability	270,771
Operating lease liability, non-current	$890,939

The table below presents information for lease costs related to our operating leases at March 31, 2021:

Operating lease cost:
Amortization of leased assets	$211,913
Interest of lease liabilities	26,825
Total operating lease cost	$238,738

The table below presents lease-related terms and discount rates at March 31, 2021:

Remaining term on leases	1 to 57 months
Incremented borrowing rate	5.0%

Splash Beverage Group, Inc.

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

As of March 31, 2021, we have a balance of $94,833. In April 2021, we received notification of forgiveness for the entire outstanding balance.

Note 13 – Business Combinations

As stated in Note 1, we consummated the merger of CMS on March 31, 2020 which was accounted for as a reverse merger.

The value of our merger was approximately $9.2 million based on the valuation of the CMS equity on the date of consummation.

The following summarizes our allocation of the purchase price for the acquisition:

Cash and cash equivalents	$72,442
Accounts receivable	311,586
Inventory	21,415
Property and equipment	38,110
Goodwill	9,448,832
Accounts payable, accrued expenses and other liabilities	719,221
Purchase price	$9,173,164

During 2020, the goodwill associated with the CMS merger was impaired. See Note 16.

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

Note: The Copa di Vino business is included in our Splash Beverage Group segment.

Revenue	2021	2020
Splash Beverage Group	825,742	112,003
E-Commerce	1,313,182	-
Medical Devices - Discontinued	278,777	-

Total Revenues	2,417,701	112,003

Total assets	2021	2020
Splash Beverage Group	10,605,847	8,403,670
E-Commerce	746,198	505,646
Medical Devices - Discontinued	357,893	316,572

Total Assets	11,709,940	9,225,888

Note 15 – Commitment and Contingencies

We are a party to asserted claims and are subject to regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but we do not anticipate that the outcome, if any, arising out of any such matter will have a material adverse effect on its business, financial condition or results of operations.

Capital Raise

In connection with the merger we are committed to our previous preferred stock and debt holders to raise $9 million in a secondary IPO or debt, as defined in the agreements.

In February 2021, we successfully raised the $9 million required.

Stock Price Guarantee

We have a commitment to issue additional shares associated with specific stock price guarantee granted to an investor. See Note 4.

Note 16 – Goodwill

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

Note 17 – Subsequent Events

In April 2021, SBG received notification that its PPP loan has been forgiven in full.

In April 2021 we filed a registration statement on Form S-1 for the sale of up to $60 million of common stock.

In May 2021, our board of directors approved the Company to increase the amount of authorized shares from 150,000,000 to 250,000,000. In addition, the board has approved the Company the right to affect a reverse stock split with a range from 1 to 1.5 up to 1 to 10. The Company’s Articles of Incorporation have not yet been amended with respect to either of the a above-referenced actions.

In May 2021, we received $718,000 in convertible notes which has an annual interest rate of 7%. All notes mature October 2021.

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

Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” “our,” or the “Company” refer to Splash Beverage Group and its subsidiaries.

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

Prior to the Merger, CMS was in the business of home health services, primarily the selling of durable medical equipment and medical supplies to the public, nursing homes, hospitals and other end users and the Company continues to operate the home health supply business as a separate division.

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

In July, 2020, the Company changes its name from Canfield Medical Supply, Inc. to Splash Beverage Group, Inc. Our new ticker symbol is SBEV.

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

Results of Operations for the Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020.

Revenue

Revenues for the three months ended March 31, 2021 were $2,417,701 compared to revenues of $112,003 for the three months ended March 31, 2020. The $2,305,698 increase in sales is due to an increase within our vertically integrated B2B and B2C e-commerce distribution platform called Qplash ($1,313,182). This platform sells goods on both Amazon and Shopify. In addition, we had increased sales from our single-serve wine business ($742,355). Cost of goods sold for the three months ended March 31, 2021 were $1,742,875 compared to cost of goods sold for the three months ended March 31, 2020 of $107,214. The $1,635,661 increase in cost of goods sold for the three-month period ended March 31, 2021 is primarily due to our increased sales, and as our sales increased, our cost of sales for those sales correspondingly increased.

Operating Expenses

Operating expenses for the three months ended March 31, 2021 were $5,066,349 compared to $1,553,933 for the three months ended March 31, 2020. The $3,512,416 increase in our operating expenses was primarily a result of recording the warrants issued pursuant to certain private placements conducted by the Company, increased headcount from the Copa acquisition and the addition of new sales reps, professional fees ($1,100,000) and shipping costs ($325,160). The net loss for the three months ended March 31, 2021 was $4,442,219 as compared to a net loss of $3,446,630 for the three months ended March 31, 2020. The decrease in net loss is due to our increase in operating expenses offset by our increase in revenues.

Interest Expense

Interest expenses for the three months ended March 31, 2021 were $92,211 compared to $1,913,637 for the three months ended March 31, 2020. The $1,821,426 decrease in our interest expenses was primarily a result of recording a finance charge of $1,821,426   associated with warrants issued to one of our note holders in Q1 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2021, we had total cash and cash equivalents of $1,225,406, as compared with $380,000 at December 31, 2020. The increase is primarily due to cash received from private placements conducted by us.

Net cash used for operating activities during the three months ended March 31, 2021 was $3,581,308 as compared to the net cash used by operating activities for the three months ended March 31, 2020 of $924,860. The primary reasons for the change in net cash used is due to losses sustained and increases in inventory, offset by non-cash expenses relating to warrant expense ($1,186,596) and share-based compensation ($731,035).

Net cash used for investing activities during the three months ended March 31, 2021 was $0 as compared to the net cash used by operating activities for the three months ended March 31, 2020 of $152,419. The net cash used in the first quarter of 2020 was primarily due to the $150,000 payment made to SALT Tequila USA.

Net cash provided by financing activities during the three months ended March 31, 2021 was $4,466,796 compared to $1,582,212 provided from financing activities for the three months ended March 31, 2020. During the three months ended March 31, 2021, we received $4,946,825 from investors, which was offset by repayments to shareholders and debt holders of $441,299.

CONTRACTUAL OBLIGATIONS

Minimum Royalty Payments:

We have a licensing agreement with ABG TapouT, LLC (“TapouT”). Under the licensing agreement, we have minimum royalty payments to TapouT for the next two years.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2021. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

(b)	Changes in Internal Controls over Financial Reporting

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

SPLASH BEVERAE GROUP, INC.

Date: May 12, 2021	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO

Date: May 12, 2021	By:	/s/ Dean Huge
Dean Huge, CFO