Form 10-Q/A
period 2021-03-31
SPLASH BEVERAGE GROUP, INC.
filed 2021-05-26
CIK 1553788

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

Explanatory Note

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Splash Beverage Group, Inc. (the “Company”) for the quarter ended March 31, 2021, originally filed with the Securities and Exchange Commission on May 12, 2021 (the “Original Form 10-Q”), is being filed solely to correct typographical errors on the cover page of the Original Form 10-Q. More specifically, (i) the “Emerging Growth Company” box was incorrectly checked instead of leaving it blank for the question regarding the registrant’s filer type and (ii) the box concerning whether the registrant, if an emerging growth company, has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act, was incorrectly checked instead of leaving it blank .

No other parts of the Original Form 10-Q presented incorrect information.

This Amendment is limited in scope to the corrections described above and does not amend, update, or change any other items or disclosures contained in the Original Form 10-Q. Accordingly, all other items that remain unaffected are omitted in this filing. Except as described in the preceding paragraph, this Amendment does not update any of the information contained in the Original Form 10-Q, which continues to speak as of the original filing date of the Original Form 10-Q.

This Amendment contains new certifications by the Company’s principal executive officer and principal financial officer which are being filed as exhibits to the Amendment.

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

SPLASH BEVERAGE GROUP, INC.

Date: May 26, 2021	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO

Date: May 26, 2021	By:	/s/ Dean Huge
Dean Huge, CFO