Form 10-Q
period 2021-06-30
SPLASH BEVERAGE GROUP, INC.
filed 2021-08-16
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, No par value per share	SBEV	NYSE American LLC
Warrants to purchase one whole share of common stock at an exercise price of $4.60	SBEV- WT	NYSE American LLC

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes    ☐ No

As of August 16, 2021, there were 30,481,916 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.
FORM 10-Q
March 31, 2020

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.
Condensed Consolidated Financial Statements

June 30, 2021

Splash Beverage Group, Inc.
Condensed Consolidated Balance Sheets
June 30, 2021 and December 31, 2020
(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash	$11,943,753	$380,000
Accounts Receivable, net	775,274	484,858
Prepaid Expenses	37,147	173,414
Inventory, net	1,194,085	798,273
Other receivables	32,102	90,919
Assets from discontinued operations	551,809	316,572
Total current assets	14,534,170	2,244,036

Non-current assets:
Deposits	$385,874	$77,686
Goodwill	5,672,823	5,672,823
Investment in Salt Tequila USA, LLC	250,000	250,000
Right of use asset, net	1,190,296	80,479
Quart Vin License, net	204,012	219,512
Property and equipment, net	601,304	681,352
Total non-current assets	8,304,309	6,981,852

Total assets	$22,838,479	$9,225,888

Liabilities and Stockholders’ Equity (Deficiency)

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$1,238,938	$1,521,818
Right of use liability – current portion	320,662	57,478
Due to related parties	3,000	368,904
Sales tax payable	8,119	—
Related party notes payable – current portion	1,329,175	1,333,333
Convertible Loan Payable	100,000	100,000
Notes payable, current portion	1,438,000	999,736
Shareholder advances	469,500	—
Accrued interest payable	312,419	442,748
Liabilities from discontinued operations	551,809	591,642
Total current liabilities	5,771,622	5,415,659

Long-term Liabilities:
Related party notes payable - noncurrent	—	666,667
Notes payable - noncurrent	1,215,807	1,240,044
Liability to issue shares in APA	1,980,000	1,980,000
Right of use liability - noncurrent	871,161	25,521
Total long-term liabilities	4,066,968	3,912,232

Total liabilities	9,838,590	9,327,891

Common stock, (mezzanine shares) 4,201,761 shares, contingently convertible to notes payable at December 31, 2020	—	9,248,720

Stockholders’ equity (deficiency):

Common Stock, $0.001 par, 150,000,000 shares authorized, 30,481,916 and 21,157,043 shares issued 30,481,916 and 21,157,043 outstanding, at June 30, 2021 and December 31, 2020, respectively	30,482	21,157
Additional paid in capital	85,561,961	52,217,855
Accumulated deficit	(72,592,554)	(61,589,735)
Total stockholders’ equity (deficiency)	12,999,887	(9,350,724)

Total liabilities, mezzanine shares and stockholders’ equity (deficiency)	$22,838,479	$9,225,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2021 and June 30, 2020
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net revenues	$3,287,760	$412,729	$5,426,684	$524,732
Cost of goods sold	(2,382,707)	(218,751)	(4,004,211)	(325,965)
Gross margin	905,053	193,978	1,422,473	198,767

Operating expenses:
Contracted services	190,606	167,894	467,117	405,875
Salary and wages	2,073,530	303,060	4,019,756	544,736
Other general and administrative	5,173,896	115,491	7,575,943	1,167,686
Sales and marketing	174,727	23,012	216,605	47,242
Total operating expenses	7,612,759	609,457	12,279,421	2,165,539

Loss from continuing operations	(6,707,706)	(415,479)	(10,856,948)	(1,966,772)

Other income/(expense):
Interest income	1	205	115	16,356
Interest expense	(149,376)	(21,854)	(241,587)	(1,935,491)
Gain from debt extinguishment	96,077	34,962	97,396	34,962
Total other income/(expense)	(53,298)	13,313	(144,076)	(1,884,173)

Provision for income taxes	—	—	—	—

Net loss from continuing operations, net of tax	(6,761,004)	(402,166)	(11,001,024)	(3,850,945)

Net income from discontinued operations, net of tax	200,404	28,816	240,486	28,816

Net loss	$(6,560,600)	$(373,350)	$(10,760,538)	$(3,822,129)

Loss per share - continuing operations
Basic	(0.25)	(0.02)	(0.42)	(0.23)
Dilutive	(0.25)	(0.02)	(0.42)	(0.23)

Weighted average number of common shares outstanding - continuing operations
Basic	27,356,918	18,969,568	26,003,605	16,809,392
Dilutive	27,356,918	18,969,568	26,003,605	16,809,392

Earnings per share - discontinued operations
Basic	0.01	0.00	0.01	0.00
Dilutive	0.01	0.00	0.01	0.00

Weighted average number of common shares outstanding - discontinued operations
Basic	27,356,918	18,969,568	26,003,605	16,809,392
Dilutive	30,482,999	19,682,460	29,061,257	17,472,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

Consolidated Statement of Changes in Deficiency in Stockholders’ Equity (Deficit)

For the three and Six months ended June 30, 2021 and 2020

	Common Stock		Treasury Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)

Balances at December 31, 2019	14,673,796	14,674	45,431	$(50,000)	$22,124,750	$(31,845,506)	$(9,756,083)

Issuance of common stock for convertible debt	—	—	—	—	145,579	—	145,579
Incremental beneficial conversion for preferred A	—	—	—	—	240,770	(240,770)	—
Issuance of warrants on convertible instruments	—	—	—	—	2,486,706	(828,903)	1,657,803
Issuance of common stock for services	272,584	273	(45,431)	50,000	549,727	—	600,000
Issuance of common stock for acquisition	3,971,067	3,971	—	—	9,169,193	—	9,173,164
Net loss	—	—	—	—	—	(3,446,630)	(3,446,630)

Balances at March 31, 2020	18,917,447	18,917	0	—	34,716,725	(36,361,809)	(1,626,168)

Issuance of warrants on convertible instruments	—	—	—	—	77,434	—	77,434
Issuance of common stock for cash	83,304	83	—	—	142,483	—	142,566
Net loss	—	—	—	—	—	(373,350)	(373,350)

Balances at June 30, 2020	19,000,751	19,001	0	$—	$34,936,642	$(36,735,159)	$(1,779,518)

Balances at December 31, 2020	21,157,043	21,157	0	$—	$52,217,855	$(61,589,735)	$(9,350,724)

Issuance of warrants for services	—	—	—	—	1,186,596	—	1,186,596
Issuance of common stock for services	168,333	168	—	—	730,867	—	731,035
Issuance of common stock and warrants or cash	1,174,476	1,174	—	—	4,529,450	—	4,530,624
Mezzanine shares	4,201,761	4,202	—	—	9,244,519	—	9,248,720
Net loss	—	—	—	—	—	(4,442,219)	(4,442,219)

Balance at March 31, 2021	26,701,613	26,702	0	$—	$67,909,286	$(66,031,954)	$1,904,003

Issuance of warrants for services	—	—	—	—	1,186,596	—	1,186,596
Issuance of common stock for services	—	—	—	—	1,369,918	—	1,369,918
Issuance of common stock and warrants or cash	3,780,303	3,780	—	—	15,096,160	—	15,099,940
Net loss	—	—	—	—	—	(6,560,600)	(6,560,600)

Balance at June 30, 2021	30,481,916	30,482	0	$—	$85,561,961	$(72,592,554)	$12,999,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statement Cash Flows
For the Six Months Ended June 30, 2021 and 2020
(Unaudited)

	Six months ended	Six months ended
	June 30, 2021	June 30, 2020
Net loss	$(11,001,024)	$(3,850,945)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,048	13,045
ROU asset, net	—	39,684
Gain from debt extinguishment	(97,396)	(34,962)
Interest on notes payable converted to common stock	—	231,692
Interest expense due to the issuance of warrants	—	1,657,805
Share-based compensation - warrants	2,373,192	—
Share-based compensation	2,100,953	600,000
Other noncash changes	(283,139)	(257,502)
Changes in working capital items:
Accounts receivable, net	(732,998)	(36,641)
Inventory, net	(437,827)	(153,804)
Prepaid expenses and other current assets	195,084	(16,077)
Deposits	—	(39,451)
Accounts payable and accrued expenses	268,930	(56,268)
Royalty payable	—	51,000
Accrued Interest payable	(130,329)	40,601
Net cash used in operating activities - continuing operations	(7,664,506)	(1,811,823)

Net cash from operating activities - discontinued operations	(240,486)	28,816

Cash Flows from Investing Activities:
Capital Expenditures	—	(5,439)
Proceeds from the sale of fixed assets	—	1,098
Investment in Salt Tequila USA, LLC	—	(150,000)
Net cash used in investing activities - continuing operations	—	(154,341)

Net cash from investing activities - discontinued operations	—	72,442

Cash Flows from Financing Activities:
Proceeds from issuance of Common stock	19,630,565	1,610,000
Cash advance from shareholder	469,500	288,000
Repayment of cash advance	(360,870)	(120,106)
Proceeds from issuance of debt	928,000	264,249
Principal repayment of debt	(1,189,832)	(61,248)
ROU liability, net	(8,618)	(39,877)
Net cash provided by financing activities - continuing operations	19,468,746	1,941,018

Net cash from financing activities - discontinued operations	—	—

Net Change in Cash and Cash Equivalents	11,563,753	76,112

Cash and Cash Equivalents, beginning of year	380,000	42,639

Cash and Cash Equivalents, end of year	$11,943,753	$118,751

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$173,363	$3,424

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable and accrued interest converted to common stock	—	9,248,720

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

In July 2020 the Company filed a Certificate of Amendment of Articles of Incorporation of Canfield Medical Supply, Inc. with the Secretary of State of the State of Colorado, pursuant to which the Company changed its name from Canfield Medical Supply, Inc. to Splash Beverage Group, Inc.. On July 31, 2020, we received approval from FINRA to change the Company’s name from Canfield Medical Supply, Inc. to Splash Beverage Group, Inc. Our new ticker symbol is SBEV.

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

On February 2021, Management initiated a plan to divest its CMS business. As a result, the assets and operations of CMS have been retrospectively reflected as discontinued operations.

In coordination with uplisting to the NYSE on June 11, 2021 the Company consummated a 1.0 for 3.0 reverse stock split. All common stock shares stated herein have been adjusted to reflect the split.

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

Our investment in Salt Tequila USA, LLC is accounted for at cost, as the company does not have the ability to exercise significant influence.

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP).

The accompanying condensed consolidated financial statements have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three and six months ended June 30, 2021 and 2020 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in GAAP have been condensed or omitted. The results of operations for the period ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Concentration of Cash Balance

We consider all highly liquid securities with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at June 30, 2021 or December 31, 2020.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At June 30, 2021 we had $11,115,182 over the federally insured limits.

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. We establish provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions.  At June 30, 2021 and December 31, 2020, our accounts receivable amounts are reflected net of allowances of $775,274 and $484,858, respectively.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at June 30, 2021 and December 31, 2020 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. We establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. We manage inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $319,622 and $366,109 at June 30, 2021 and December 31, 2020, respectively.

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

Depreciation expense totaled $44,465 and $10,750 for the three months ended June 30, 2021 and June 30, 2020, respectively. Depreciation expense totaled $80,048 and $13,045 for the six months ended June 30, 2021 and June 30, 2020, respectively. Property and equipment as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Property and equipment, at cost	2,170,899	843,097
Accumulated depreciation	(1,569,585)	(161,745)
Property and equipment, net	601,304	681,352

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

Paycheck Protection Program

The Company records Paycheck Protection Program (“PPP”) loan proceeds in accordance with Accounting Standards Codification (“ASC”) 470, Debt. Debt is extinguished when either the debtor pays the creditor or the debtor is legally released from being the primary obligor, either judicially or by the creditor. See note 11.

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

The liabilities and indebtedness presented on the consolidated financial statements approximate fair values at June 30, 2021 and December 31, 2020, consistent with recent negotiations of notes payable and due to the short duration of maturities.

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

We measure stock-based awards at the grant-date fair value for employees, directors and consultants and recognizes compensation expense on a straight-line basis over the vesting period of the award. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, including the fair value of our common stock, and for stock options and warrants, the expected life of the option and warrant, and expected stock price volatility and exercise price. We used the Black-Scholes option pricing model to value its stock-based awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards. The expected life of stock options/warrants were estimated using the “simplified method,” which calculates the expected term as the midpoint between the weighted average time to vesting and the contractual maturity, we have limited historical information to develop reasonable expectations about future exercise patterns. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, we use comparable public companies as a basis for its expected volatility to calculate the fair value of award. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the award. The estimation of the number of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are recognized as an adjustment in the period in which estimates are revised.

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at June 30, 2021 and December 31, 2020.

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

Numerator	2021	2020
Net loss from continuing applicable to common shareholders	$(11,001,024)	$(402,166)

Net loss from discontinued applicable to common shareholders	$240,486	$28,816

Denominator
Weighted average number of common shares outstanding
Basic	26,003,605	16,809,392
Dilutive	26,003,605	16,809,392

Net loss per share from continuing operations
Basic	(0.42)	(0.23)
Dilutive	(0.42)	(0.23)

Net income per share from discontinued operations
Basic	0.01	0.00
Dilutive	0.01	0.00

Weighted average number of shares outstanding excludes anti-dilutive common stock equivalents, including warrants to purchase 3 million shares of common stock for nominal consideration. The weighted average number of common shares calculation excludes 10,068,836 warrants which have been granted by our Board but have not been exercised.

Advertising

We conduct advertising for the promotion of our products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. We recorded advertising expense of $150,753 and $23,962.11 for the three-months ended June 30, 2021 and 2020, respectively. We recorded advertising expense of $198,538 and $46,768.45 for the six-months ended June 30, 2021 and 2020, respectively.

Goodwill

Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired and is not subject to amortization. The Company reviews goodwill annually in the fourth quarter for impairment or when circumstances indicate carrying value may exceed the fair value. This evaluation is performed at the reporting unit level. If a qualitative assessment indicates that it is more likely than not that the fair value is less than carrying value, a quantitative analysis is completed using either the income or market approach, or a combination of both. The income approach estimates fair value based on expected discounted future cash flows, while the market approach uses comparable public companies and transactions to develop metrics to be applied to historical and expected future operating results. At December 31, 2020, our management determined that an impairment charge of approximately $9.5 million, was necessary to reduce the goodwill relating to our Medical Device Segment. The impairment charge was primarily related to the net cash flow projection of that business unit.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

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

Note 3 – Liquidity, Capital Resources and Going Concern Considerations

At December 31, 2020, the Company had liabilities in excess of assets in the amount of approximately $9.4 million. During the six month period of 2021, the Company received approximately $19.6 million from the proceeds from the issuance common stock. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern.

Based on this analysis the Company concluded it has the ability to continue as a going concern for at least the next 12 months.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	June 30, 2021	December 31, 2020
Notes Payable

In February 2014, we entered into a 12-month term loan agreement with an individual in the amount of $200,000. The note included warrants for 22,049 shares of common stock at $2.19 per share. The warrants expired on February 28, 2017 and none were exercised at that date. The note was paid all in Q2 2021.	15%	—	150,000

In March 2014, we entered into a short-term loan agreement with an entity in the amount of $200,000. The note included warrants for 90,161 shares of common stock at $2.82 per share. The warrants expired on February 28, 2017 and none were exercised at that date. The loan matured and remains in default.	8%	200,000	200,000

In May 2020, we entered into a two year loan with the SBA under the Paycheck Protection Program established by the CARES Act in the amount of $94,833. The note requires monthly payments of principal and interest starting in December 2020 and maturing in May 2021. We received 100% forgiveness in Q2 2021. See note 13.	1%	—	89,612

In June 2020, we entered into a six-month loan with an individual in the amount of $100,000. The loan matures in December 2020 with principal and interest due at maturity.	12%	—	100,000

In August 2020, we entered into a nine-month loan with a company in the amount of $112,000. The loan requires 9 amortized payments of principal and interest in the amount of $12,246 with the final payment due September 2020.	4.8%	—	62,719

Notes payable for license agreements due in 36 monthly payments of $10,000, interest imputed at 10%, maturing in July 2021.	10.0%	10,000	59,212

In December 2020, we entered into a 56 month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% of the previous months revenue.	Various	1,515,807	1,578,237

In April 2021, we entered into a six-month loan with an individual in the amount of $84,000. The loan matures in October 2021 with principal and interest due at maturity.	7%	84,000	—

In April 2021, we entered into a six-month loan with a individual in the amount of $84,000. The loan matures in October 2021 with principal and interest due at maturity.	7%	84,000	—

In May 2021, we entered into a six-month loan with a individual in the amount of $50,000. The loan matures in October 2021 with principal and interest due at maturity.	7%	50,000	—

In May 2021, we entered into a six-month loan with a individual in the amount of $500,000. The loan matures in October 2021 with principal and interest due at maturity.	7%	500,000	—

In May 2021, we entered into a six-month loan with a individual in the amount of $10,000. The loan matures in October 2021 with principal and interest due at maturity.	7%	10,000	—

In May 2021, we entered into a six-month loan with a individual in the amount of $200,000. The loan matures in October 2021 with principal and interest due at maturity.	7%	200,000	—

	Total notes payable	$2,653,807	$2,239,780

	Less current portion	(1,438,000)	(999,736)

	Long-term notes payable	$1,215,807	$1,240,044

Interest expense on notes payable was $133,702 and $10,429 for the three months ended June 30, 2021 and 2020, respectively.

Interest expense on notes payable was $203,236 and $59,859 for the six months ended June 30, 2021 and 2020, respectively. Accrued interest was $125,205 at June 30, 2021

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

	Interest Rate	June 30, 2021	December 31, 2020
Related Parties Notes Payable

In December 2020, we entered into a 18 month loan with an individual in the amount of $2,000,000. The loan requires 18 monthly amortized payments of principal and interest in the amount of $114,444 with the final payment due June 2022.	2.0%	1,329,175	2,000,000

	Less current portion	(1,329,175)	(1,333,333)

	Long-term notes payable	$(0)	$666,667

Interest expense on related party notes payable was $7,804 and $0 for the three months ended June 30, 2021 and 2020, respectively. Interest expense on related party notes payable was $15,839 and $0 for the six months ended June 30, 2021 and 2020, respectively. Accrued interest was $0 as of June 30, 2021.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

	Interest Rate	June 30, 2021	December 31, 2020
Convertible Bridge Loans Payable

In May 2015, we entered into a 3-month term loan agreement with an individual in the amount of $100,000. The annual interest rate for this bridge loan was 32% for the first 90 days, and 4% thereafter, compounded monthly.	See left	$100,000	$100,000

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

Interest expense on the convertible bridge loans payable was $8,000 and $8,000 for the three months ended June 30, 2021 and 2020, respectively. Interest expense on the convertible bridge loans payable was $16,000 and $101,785 for the three months ended June 30, 2021 and 2020, respectively. Accrued interest was $187,215 at June 30, 2021.

On April 24, 2017, a note holder filed a complaint against the Company for a promissory note in default. The note holder is requesting summary judgment in the amount of $287,215.

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

There were no unpaid royalties at June 30, 2021. We paid the guaranteed minimum royalty payments of $297,000 and $270,000 for the six-months ended June 30, 2021 and 2020, which is included in general and administrative expenses.

In connection with the Copa APA, we acquired the license to certain patents from 1/4 Vin SARL (“1/4 Vin”) On February 16, 2018, the Copa di Vino entered into three separate license agreements with 1/4 Vin SARL, (1/4 Vin). 1/4 Vin has the right to license certain patents and patent applications relating to inventions, systems, and methods used in the Company’s manufacturing process. In exchange for notes payable, 1/4 Vin granted the Company a nonexclusive, royalty-bearing, non-assignable, nontransferable, terminable license which would continue until the subject equipment is no longer in service or the patents expire. Amortization is approximately $31,000 annually until the license agreement is fully amortized. The asset is being amortized over a 10-year useful life.

Note 6 – Stockholders’ Equity (Deficiency)

Common Stock

At March 31, 2020, we issued 272,584 shares of common stock in exchange for services provided to us. The shares were valued at $2.19 per share. We recognized share-based compensation expense of $600,000, which is classified within the other general and administrative line on the Statement of Operations. At March 31, 2021, we issued 168,333 shares of common stock in exchange for services provided to us. The shares were valued at a fair market value stock price based on the agreement date. We recognized share-based compensation expense of $2,100,953, which is classified within the other general and administrative line on the Statement of Operations.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 6 – Deficiency in Stockholders’ Equity, continued

Private Placement Memorandum (PPM)

In July 2020, the Board of Directors has determined that it is in the best interests of the Corporation and its stockholders to obtain working capital by conducting a private placement offering of 930,303 shares of the common stock and 650,000 warrants to purchase common stock of the Company, $0.001 par value per share at a purchase price of $3.30 per share for aggregate gross proceeds of $3,070,000.

In January 2021, the Board of Directors approved a private placement offering of 1,212,121 shares of the common stock of the Company, $0.001 value per share at a purchase price of $3.30 per share for aggregate gross proceeds of $4,000,000 (“PPM”). As part of the PPM, each purchaser received a warrant to purchase one share for every two shares purchased. In February 2021, we completed our PPM by issuing a total of 1,212,355 of shares and 606,179 warrants receiving gross proceeds of $4,000,771.

Stock Plans

2012 Plan

On May 2012, the Board adopted the 2012 Stock Incentive Plan (the “2012 Plan”), which provided for the grant of Incentive Stock Options, Non-Qualified Stock Options, Restricted Stock Awards, Restricted Stock Units and Stock Appreciation Rights to eligible recipients. The total number of shares that may be issued under the 2012 plan was 1,362,920.

The Board previously granted options to purchase 885,897 shares of common stock, which were exercised prior to 2019. In December, 2019, the Board granted options to purchase 374,804 shares to certain employees and consultants at an exercise price of $2.20.

Concurrently with the consummation of the Merger, the outstanding options to purchase 374,803 shares were cancelled and replaced with warrants to purchase 374,804 shares at an exercise price of $2.20, and the 2012 Plan was retired.

2020 Plan

On August 2020, the Board adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights, Performance Units and Performance Bonuses to consultants and eligible recipients. The total number of shares that may be issued under the 2020 plan was 2,313,133.

No awards have been granted under the 2020 Plan.

Warrants

The total amount of outstanding warrants are summarized below:

[A]	454,064
[B]	124,162
[C]	908,129
[D]	650,000
[E]	606,179
[F]	374,803
[G]	1,884,833
[H]	833,333
[I]	333,333
[J]	3,900,000
Total	10,068,836

[A] Warrant Issuance-Series A Convertible Preferred Stock

As an incentive to convert their Series A preferred stock, in March 2020, we issued 333,333 new warrants to the holders of our Series A preferred stock to purchase shares of SBG common stock. Concurrently with the consummation of the Merger, these warrants were exchanged for warrants to purchase 454,064 of Splash Beverage Group, Inc. shares all of which were outstanding as of June 30, 2021. These warrants have a 3-year term and expire March 2023.

[B] Warrant Issuance-Series B Convertible Preferred Stock

As part of the sale and issuance of 1,777,892 shares of our Series B Convertible Preferred Stock, we issued 888,946 warrants to purchase shares our common stock. The warrants have a 5-year term and at June 30, 2021, there are 124,162 warrants outstanding.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

[C] Warrant Issuance-GMA Bridge Holdings, LLC Consulting Services

We issued 454,307 warrants to purchase shares of our common stock as part of our consulting agreement with GMA Bridge Holdings, LLC (“GMA), at December 31, 2019. These warrants subsequently were exchanged for 908,615 warrants in March 2020 as an incentive for GMA to convert indebtedness and accrued interest into shares of our common stock. At June 30, 2021 all 908,615 warrants remain outstanding.

[D] We issued 650,000 warrants to purchase common stock of the Company in connection with the July 2020 private placement offering of 930,303 shares of common stock

[E] We issued 606,179 warrants to purchase common stock of the Company in connection with the January 2021 private placement offering of 1,212,121 shares of common stock.

[F] We issued 374,803 warrants to purchase common stock, as a replacement of cancelled outstanding options concurrent with the March 2020 Merger

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

[G] In December 2020 we granted 1,884,833 warrants to purchase common stock of the Company to employees, consultants and directors. These warrants vest over three years

[H] In December 2020 we granted 833,333 warrants to purchase common stock of the Company to our board of directors. These warrants vest over two - three years

[I] In May 2021 we granted 333,333 warrants to purchase common stock of the Company to a director. These warrants vest, equally, over three years

[J] We issued 3,750,000 warrants to purchase common stock of the Company in connection with the June 2021 underwritten public offering of 3,750,000 shares of common stock, in addition to 150,000 warrants to purchase common stock of the Company to the representative underwriter.

Shareholder Advances and Liability to Issue Stock and Warrants

During the first quarter of 2021, we entered into a marketing agreement with a consultant, to be paid by issuance of 150,000 shares of common stock of the company. The liability was measured at $214,500, the value of the Company’s common stock at the date of the agreement.

During the first quarter of 2021, the Company received $245,000 pursuant to subscription agreements for the issuance of 81,667 shares of common stock and warrants to purchase 40,833 shares of common stock.

We have an agreement with a consultant, to be paid by the issuance of 3,333 shares of common stock of the company. The liability was measured at $10,000, the value of the company’s common stock at the date we became obligated to issue the shares.

Note 7 – Related Parties

During the normal course of business, we incurred expenses related to services provided by our CEO or Company expenses paid by our CEO, resulting in related party payables, net of $0 at June 30, 2021. The related party payable to the CEO bears no interest payable and is due on demand. We also assumed a $50,000 note for the President of WesBev, who is the majority shareholder of SBG.

There are related party notes payable of $1.3 million outstanding as of June 30, 2021 as discussed in Note 4.

Note 8 – Investment in Salt Tequila USA, LLC

The Company has a marketing and distribution agreement with SALT in Mexico for the manufacturing of our Tequila product line.

The Company has a 22.5% percentage interest in SALT Tequila USA, LLC (“SALT”), and has the right to increase its ownership to 37.5%.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 9 – Operating Lease Obligations

Effective July 2018, we entered into a lease agreement for the right to use and occupy office space. The lease term commenced July 1, 2018 and is scheduled to expire after 36 months, on June 30, 2021. We renewed the lease under the same terms.

Effective November 2019, we entered into a lease with Interport Logistics, LLC. The lease term commenced on November 11, 2019 and is scheduled to expire on November 11, 2022.

Effective May 2019, we entered into a lease in Mexico. The lease commenced May 1, 2019 and is scheduled to expire after 24 months, on April 1, 2021. We have negotiated a one year lease term for our Mexican warehouse.

Effective January 2021, we entered into a lease agreement for the right to use and occupy office space in Sarasota Florida. The lease term commenced January 18, 2021 and is scheduled to expire after 18 months, on July 31, 2022.

Effective January 2021, we entered into a lease agreement for the right to use and occupy office and manufacturing space located in Miami Florida. The lease term commenced January 1, 2021 and is scheduled to expire after 60 months, on December 31, 2025.

The following table presents the discounted present value of minimum lease payments for our office and warehouses to the amounts reported as operating lease liabilities on the consolidated balance sheet at June 30, 2021:

Undiscounted Future Minimum Lease Payments	Operating Lease

2021 (six months)	$178,592
2022	342,273
2023	276,318
2024	265,493
2025	252,000
Total	1,314,676
Amount representing imputed interest	(122,853)
Total operating lease liability	1,191,823
Current portion of operating lease liability	320,662
Operating lease liability, non-current	$871,161

The table below presents information for lease costs related to our operating leases at June 30, 2021:

Operating lease cost:
Amortization of leased assets	$157,923
Interest of lease liabilities	32,568
Total operating lease cost	$190,492

The table below presents lease-related terms and discount rates at June 30, 2021:

Remaining term on leases	13 to months 54
Incremented borrowing rate	5.0%

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 10 – Line of Credit

At December 31, 2020 SBG owed $68,000 to a financial institution under a revolving line of credit. The line of credit is secured by the assets of SBG is due on demand, and bears interest at variable rates approximately 6.1% at December 31, 2020. As part of the acquisition of Copa di Vino the LOC was paid off.

Note 11 – PPP Loan

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

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 12 – Segment Reporting

The Company evaluates segment reporting in accordance with the FASB Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Executive Officer and Chief Financial Officer.

Note: The Copa di Vino business is included in our Splash Beverage Group segment.

	Three-Months Ended		Six-Months Ended
Revenue	Q2 2021	Q2 2020	Q2 2021	Q2 2020
Splash Beverage Group	1,565,865	121,392	2,391,608	121,392
E-Commerce	1,721,895	291,337	3,035,077	403,340

Total Revenues continuing operations	3,287,760	412,729	5,426,684	524,732

Total Revenues discontinued operations	369,442	199,579	648,219	199,579

Total assets	2021	2020
Splash Beverage Group	21,547,558	8,403,670
E-Commerce	739,112	505,646
Medical Devices - Discontinued	551,809	316,572

Total Assets	22,838,479	9,225,888

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 13 – Commitment and Contingencies

We are a party to asserted claims and are subject to regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but we do not anticipate that the outcome, if any, arising out of any such matter will have a material adverse effect on its business, financial condition or results of operations.

Capital Raise

In connection with the CMS merger we were committed to our previous preferred stock and debt holders to raise $9 million in a secondary IPO or debt, as defined in the agreements.

In February 2021, we successfully raised the $9 million required.

Stock Price Guarantee

We have a commitment to issue additional shares associated with specific stock price guarantee granted to an investor. The stock price guarantee expired March 2021.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 14 – Registration Statement

Underwriting Agreement

On June 10, 2021, the Company entered into an underwriting agreement ( “Underwriting Agreement”) relating to an underwritten public offering (the “Offering”) of common stock, no par value per share (the “Common Stock”) and warrants to purchase one share of Common Stock (the “Warrants”). Pursuant to the Offering, the Company sold 3,750,000 shares of Common Stock and 4,312,500 Warrants, which include 562,500 Warrants sold upon the partial exercise of the Underwriters’ over-allotment, for total gross proceeds of approximately $15 million. After deducting the underwriting commissions, discounts, and offering expenses payable by the Company, the Company received net proceeds of approximately $13.2 million.

Representative’s Warrants

On June 15, 2021, pursuant to the Underwriting Agreement, the Company issued the Representative’s Warrants to purchase up to an aggregate of 150,000 shares of Common Stock. The Representative’s Warrants may be exercised beginning on December 10, 2021 until June 10, 2026. The initial exercise price of each Representative Warrant is $4.60 per share, which represents 115% of the Offering Price.

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

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements (unaudited) and Related Notes herewith.

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

Results of Operations for the Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020.

Revenue

Revenues for the three months ended June 30, 2021 were $3,287,760 compared to revenues of $412,729 for the three months ended June 30, 2020. The $2,875,031 increase in sales is due to an increase within our vertically integrated B2B and B2C e-commerce distribution platform called Qplash ($1,430,558). This platform sells goods on both Amazon and Shopify. In addition, we had increased sales from Copa di Vino Wine Group, Inc., our single-serve wine and Pulpoloco Sangria businesses ($1,462,000). Cost of goods sold for the three months ended June 30, 2021 were $2,382,707 compared to cost of goods sold for the three months ended June 30, 2020 of $218,751. The $2,163,956 increase in cost of goods sold for the three-month period ended June 30, 2021 is primarily due to our increased sales, and as our sales increased, our cost of sales for those sales correspondingly increased.

Operating Expenses

 Operating expenses for the three months ended June 30, 2021 were $7,612,759 compared to $609,457 for the three months ended June 30, 2020. The $7,003,302 increase in our operating expenses was primarily a result of recording the warrants issued pursuant to certain private placements conducted by the Company, increased headcount from the Copa acquisition and the addition of new sales reps, professional fees ($1,446,946) and shipping costs ($557,815). The net loss for the three months ended June 30, 2021 was $6,761,004 as compared to a net loss of $402,166 for the three months ended June 30, 2020. The increase in net loss is due to our increase in operating expenses offset by our increase in revenues.

Interest Expense

Interest expenses for the three months ended June 30, 2021 were $149,376 compared to $21,854 for the three months ended June 30, 2020. The $127,522 increase in our interest expenses was primarily a result of additional debt taken on in Q2 2021.

Results of Operations for the Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020.

Revenue

Revenues for the six months ended June 30, 2021 were $5,426,684 compared to revenues of $524,732 for the six months ended June 30, 2020. The $4,901,952 increase in sales is due to an increase within our vertically integrated B2B and B2C e-commerce distribution platform called Qplash ($2,631,737). This platform sells goods on both Amazon and Shopify. In addition, we had increased sales from Copa di Vino Wine Group, Inc., our single-serve wine and Pulpoloco Sangria businesses ($2,212,300). Cost of goods sold for the six months ended June 30, 2021 were $4,000,211 compared to cost of goods sold for the six months ended June 30, 2020 of $325,965. The $3,674,246 increase in cost of goods sold for the six-month period ended June 30, 2021 is primarily due to our increased sales, and as our sales increased, our cost of sales for those sales correspondingly increased.

Operating Expenses

Operating expenses for the six months ended June 30, 2021 were $12,279,421 compared to $2,165,539 for the six months ended June 30, 2020. The $10,113,882 increase in our operating expenses was primarily a result of recording the warrants issued pursuant to certain private placements conducted by the Company, increased headcount from the Copa acquisition and the addition of new sales reps, professional fees ($6,666,141) and shipping costs ($882,795). The net loss for the six months ended June 30, 2021 was $11,241,510 as compared to a net loss of $3,850,945 for the six months ended June 30, 2020. The decrease in net loss is due to our increase in operating expenses offset by our increase in revenues.

Interest Expense

Interest expenses for the six months ended June 30, 2021 were $241,587 compared to $1,935,491 for the six months ended June 30, 2020. The $1,693,904 decrease in our interest expenses was primarily a result of recording a finance charge of $1,821,426 associated with warrants issued to one of our note holders in Q1 2020 offset by interest expense recorded in the period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2021, we had total cash and cash equivalents of $11,943,753, as compared with $380,000 at December 31, 2020. The increase is primarily due to cash received from private placements conducted by us and our S1/A registration statement where we raised $15,000,000.

Net cash used for operating activities during the six months ended June 30, 2021 was $7,664,506 as compared to the net cash used by operating activities for the six months ended June 30, 2020 of $1,783,007. The primary reasons for the change in net cash used is due to losses sustained and increases in inventory, offset by non-cash expenses relating to warrant expense ($2,010,615) and share-based compensation ($2,100,953).

Net cash used for investing activities during the six months ended June 30, 2021 was $0 as compared to the net cash used by operating activities for the six months ended June 30, 2020 of $154,341. The net cash used in the first quarter of 2020 was primarily due to the $150,000 payment made to SALT Tequila USA.

Net cash provided by financing activities during the six months ended June 30, 2021 was $19,468,746 compared to $1,941,018 provided from financing activities for the six months ended June 30, 2020. During the six months ended June 30, 2021, we received $21,028,065 from investors, which was offset by repayments to shareholders and debt holders of $1,159,319.

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

We hired a consulting firm to advise us on technical issues related to U.S. generally accepted accounting principles as related to the maintenance of our accounting books and records and the preparation of our consolidated financial statements. Although we are aware of the risks associated with not having dedicated accounting personnel, we are also at an early stage in the development of our business. We anticipate expanding our accounting functions with dedicated staff and improving our internal accounting procedures and separation of duties when we can absorb the costs of such expansion and improvement with additional capital resources. In the meantime, management will continue to observe and assess our internal accounting function and make necessary improvements whenever they may be required. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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

SPLASH BEVERAGE GROUP, INC.

Date: August 16, 2021	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO

Date: August 16, 2021	By:	/s/ Dean Huge
Dean Huge, CFO