Form 10-Q
period 2021-09-30
SPLASH BEVERAGE GROUP, INC.
filed 2021-11-15
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 000-55114

SPLASH BEVERAGE GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	34-1720075
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

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

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  ☐  Yes  ☐  No

As of November 15, 2021, there were 32,618,735 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.
FORM 10-Q
September 30, 2020

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.
Condensed Consolidated Financial Statements

September 30, 2021

Splash Beverage Group, Inc.
Condensed Consolidated Balance Sheets
September 30, 2021 and December 31, 2020
(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$8,144,171	$380,000
Accounts receivable, net	811,674	484,858
Prepaid expenses	395,350	173,414
Inventory. net	1,491,073	798,273
Other receivables	102,838	90,919
Assets from discontinued operations	410,279	316,572
Total current assets	11,355,385	2,244,036

Non-current assets:
Deposits	$324,259	$77,686
Goodwill	5,672,823	5,672,823
Investment in Salt Tequila USA, LLC	250,000	250,000
Right of use assets, net	1,111,222	80,479
Quart Vin License	196,262	219,512
Property and equipment, net	561,505	681,352
Total non-current assets	8,116,071	6,981,852

Total assets	$19,471,456	$9,225,888

Liabilities and Stockholders’ Equity (Deficit)

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$903,969	$1,521,818
Right of use liabilities - current	313,982	57,478
Sales tax payable	11,688	—
Due to related parties	46,625	368,904
Related party notes payable	991,837	1,333,333
Convertible loan payable	100,000	100,000
Notes payable, current portion	1,638,754	999,736
Shareholder advances	834,500	—
Accrued interest payable	340,659	442,748
Liabilities from discontinued operations	410,279	591,642
Total current liabilities	5,592,293	5,415,659

Long-term Liabilities:
Related party notes payable - noncurrent	—	666,667
Notes payable - noncurrent	1,148,751	1,240,044
Liability to issue shares in APA	1,980,000	1,980,000
Right of use liability - noncurrent	798,494	25,521
Total long-term liabilities	3,927,245	3,912,232

Total liabilities	9,519,538	9,327,891

Common stock, (mezzanine shares) 12,605,283 shares, contingently convertible to notes payable at December 31, 2020	—	9,248,720

Stockholders’ equity (deficit):
Common Stock, $0.001 par, 150,000,000 shares authorized, 32,618,735 and 21,157,043 shares issued and outstanding, at September 30, 2021 and December 31, 2020, respectively	32,619	21,157
Additional paid in capital	94,681,747	52,217,855
Accumulated deficit	(84,762,448)	(61,589,735)
Total stockholders’ equity (deficit)	9,951,917	(9,350,723)

Total liabilities, mezzanine shares and (deficit) stockholders’ equity	$19,471,456	$9,225,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net revenues	$2,827,393	$692,974	$8,254,078	$1,217,709
Cost of goods sold	(2,007,544)	(349,037)	(6,011,755)	(744,024)
Gross margin	819,849	343,937	2,242,323	473,685

Operating expenses:
Contracted services	354,355	1,954,165	821,471	2,377,843
Salary and wages	1,246,253	293,133	2,892,818	309,539
Salary and wages – non-cash share-based compensation	1,315,261	—	3,688,453	590,283
Other general and administrative	2,214,274	221,442	7,767,241	1,411,113
Other general and administrative – non-cash share-based compensation	7,512,836	—	9,537,608	—
Sales and marketing	249,100	38,551	465,705	85,793
Total operating expenses	12,892,079	2,507,291	25,173,296	4,774,571

Loss from continuing operations	(12,072,230)	(2,163,354)	(22,930,973)	(4,300,886)

Other income/(expense):
Other Income	3,632	16,351	3,632	16,351
Interest income	527	16,354	642	32,710
Interest expense	(100,128)	(23,110)	(341,715)	(1,958,601)
Gain /( loss) from debt extinguishment	(1,695)	1,521	95,701	36,483
Total other income/(expense)	(97,664)	11,116	(241,740)	(1,873,057)

Provision for income taxes	—	—	—	—

Net loss from continuing operations, net of tax	(12,169,894)	(2,152,238)	(23,172,713)	(6,173,943)

Net (loss) income from discontinued operations, net of tax	(22,077)	68,132	218,410	68,132

Net loss	$(12,191,971)	$(2,084,106)	$(22,954,303)	$(6,105,811)

Income(loss) per share - continuing operations
Basic	(0.40)	(0112)	(0.83)	(0.34)
Dilutive	(0.40)	(0.112)	(0.83)	(0.34)

Weighted average number of common shares outstanding - continuing operations
Basic	30,515,251	19,465,898	27,512,776	17,702,667
Dilutive	30,515,251	19,465,898	27,512,776	17,702,667

Income(loss) per share - discontinued operations
Basic	0.00	0.00	0.01	0.00
Dilutive	0.00	0.00	0.01	0.00

Weighted average number of common shares outstanding - discontinued operations
Basic	30,515,251	19,465,898	27,512,776	17,702,667
Dilutive	30,515,251	21,410,019	30,809,267	19,001,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three and Nine months ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Total stockholders’ equity (deficit), beginning balances	12,999,888	(1,779,516)	(9,350,723)	(9,756,083)

Common stock and additional paid-in capital
Beginning balances	85,592,443	34,955,643	52,239,012	22,139,424
Issuance of common stock for convertible debt	—	—	—	145,579
Incremental beneficial conversion for preferred A	—	—	—	240,770
Issuance of warrants on convertible instruments	—	438,431	—	3,002,571
Issuance of warrants for services	3,010,012	—	5,383,204	—
Issuance of common stock for services	6,111,911	1,729,280	8,212,864	2,279,280
Issuance of common stock for cash	—	1,700,321	19,630,565	1,842,887
Reclassification of Mezzanine shares	—	—	9,248,720	—
Issuance of common stock for acquisition	—	—	—	9,173,164
Ending balances	94,714,365	38,823,675	94,714,365	38,823,675

Treasury stock
Beginning balances	—	—	—	(50,000)
Issuance of common stock for services	—	—	—	50,000
Ending balances	—	—	—	—

Accumulated deficit
Beginning balances	(72,592,554)	(36,735,159)	(61,589,735)	(31,845,506)
Incremental beneficial conversion for preferred A	—	—	—	(240,770)
Issuance of warrants on convertible instruments	—	—	—	(828,903)
Net loss	(12,169,894)	(2,283,683)	(23,172,713)	(6,103,663)
Ending balances	(84,762,448)	(39,018,842)	(84,762,448)	(39,018,842)

Net loss	(12,169,894)	(2,283,683)	(23,172,713)	(6,103,663)
Total stockholders’ equity (deficit), ending balances	9,951,917	(195,167)	9,951,917	(195,167)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statement Cash Flows
For the Nine Months Ended September 30, 2021 and 2020
(Unaudited)

	Nine months ended	Nine months ended
	September 30, 2021	September 30, 2020
Net loss	$(23,172,713)	$(6,105,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,847	26,339
ROU assets, net	86,699	61,341
Gain from debt extinguishment	(95,701)	(36,483)
Interest on notes payable converted to common stock	—	—
Interest expense due to the issuance of warrants	—	—
Non-cash warrant expense	5,383,204	—
Share-based compensation	8,212,864	2,329,280
Other noncash changes	(222,317)	590,283
Changes in working capital items:
Accounts receivable, net	(716,370)	(243,369)
Inventory, net	(732,529)	(269,172)
Prepaid expenses and other current assets	(168,622)	(206,994)
Deposits	—	(4,174)
Accounts payable and accrued expenses	(207,570)	(474,940)
Royalty payable	—	(39,000)
Accrued interest payable	(102,089)	61,530
Net cash used in operating activities - continuing operations	(11,615,297)	(4,311,170)

Net cash used in operating activities - discontinued operations	(218,410)	28,816

Cash Flows from Investing Activities:
Capital Expenditures	—	(9,693)
Proceeds from the sale of fixed assets	—	—
Investment in Salt Tequila USA, LLC	—	(150,000)
Net cash used in investing activities - continuing operations	—	(159,693)

Net cash used in investing activities - discontinued operations	—	72,442

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	19,630,565	3,574,002
Cash advance from shareholder	834,500	1,097,995
Funds in escrow	—	(1,000,000)
Repayment of cash advance	(322,279)	—
Proceeds from issuance of debt	928,000	1,470,099
Principal repayment of debt	(1,384,944)	—
ROU liability, net	(87,965)	(60,502)
Net cash provided by financing activities - continuing operations	19,597,877	5,081,594

Net cash provided by financing activities - discontinued operations	—	—

Net Change in Cash and Cash Equivalents	7,764,170	711,989

Cash and Cash Equivalents, beginning of year	380,000	42,639

Cash and Cash Equivalents, end of year	$8,144,171	$754,628

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$173,363	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable and accrued interest converted to common stock (12,605,283 shares)	—	9,248,720
Liability issued for investment in SALT Tequila USA, LLC	—	100,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

Splash Beverage Group (“SBG” or “Splash”), f/k/a Canfield Medical Supply, Inc. (the “CMS”), was incorporated in the State of Ohio on September 3, 1992, and changed domicile to Colorado on April 18, 2012. CMS was in the business of home health services, primarily the selling of durable medical equipment and medical supplies to the public, nursing homes, hospitals and other end users.

On December 31, 2019, CMS entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SBG Acquisition Inc. (“Merger Sub”), a Nevada Corporation wholly owned by CMS, and Splash Beverage Group, Inc. a Nevada corporation (“Splash”) pursuant to which Merger Sub merged with and into Splash (the “Merger”) with Splash as the surviving company and a wholly-owned subsidiary of CMS. The Merger was consummated on March 31, 2020.

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

In July 2020 the Company filed a Certificate of Amendment of Articles of Incorporation of CMS with the Secretary of State of the State of Colorado, pursuant to which the Company changed its name from CMS. to Splash Beverage Group, Inc. On July 31, 2020, we received approval from FINRA to change the Company’s name from CMS to Splash Beverage Group, Inc. Our new ticker symbol is SBEV.

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

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These condensed consolidated financial statements include the accounts of Splash and its wholly owned subsidiaries, Holdings and Splash Mex, CMS (as discontinued operations), and Copa. All intercompany balances have been eliminated in consolidation.

Our investment in Salt Tequila USA, LLC is accounted for at cost, as the company does not have the ability to exercise significant influence.

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP).

The accompanying condensed consolidated financial statements have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in GAAP have been condensed or omitted. The results of operations for the period ended September 30, 2021 are not necessarily indicative of the operating results for the full year.

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

Cash Equivalents and Concentration of Cash Balance

We consider all highly liquid securities with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at September 30, 2021 or December 31, 2020.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At September 30, 2021 we had $7,403,481 over the federally insured limits.

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. We establish provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions. At September 30, 2021 and December 31, 2020, our accounts receivable amounts are reflected net of allowances of $26,578 and $0, respectively.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at September 30, 2021 and December 31, 2020 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. We establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. We manage inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $351,285 and $366,109 at September 30, 2021 and December 31, 2020, respectively.

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

Depreciation expense totaled $44,465 and $10,750 for the three months ended September 30, 2021 and September 30, 2020, respectively. Depreciation expense totaled $80,048 and $13,045 for the nine months ended September 30, 2021 and September 30, 2020, respectively. Property and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Property and equipment, at cost	2,076,711	843,097
Accumulated depreciation	(1,515,206)	(161,745)
Property and equipment, net	561,505	681,352

Excise taxes

The Company pays alcohol excise taxes based on product sales to both the Oregon Liquor Control Commission and to the U.S. Department of the Treasury, Alcohol and Tobacco Tax and Trade Bureau (TTB). The company also pays taxes to the State of Florida – Division of Alcoholic Beverages and Tobacco. The Company is liable for the taxes upon the removal of product from the Company’s warehouse on a per gallon basis. The federal tax rate is affected by a small winery tax credit provision which decreases based upon the number of gallons of wine production in a year rather than the quantity sold.

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

The liabilities and indebtedness presented on the consolidated financial statements approximate fair values at September 30, 2021 and December 31, 2020, consistent with recent negotiations of notes payable and due to the short duration of maturities.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation”. Under the fair value recognition provisions, cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the option vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options. We early adopted ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which aligns accounting treatment for such awards to non-employees with the existing guidance on employee share-based compensation in ASC 718.

Income Taxes

We use the liability method of accounting for income taxes as set forth in ASC 740, "Income Taxes”. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. We record a valuation allowance when it is not more likely than not that the deferred tax assets will be realized.

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at September 30, 2021 and December 31, 2020.

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

Weighted average number of shares outstanding excludes anti-dilutive common stock equivalents, including warrants to purchase 3 million shares of common stock for nominal consideration. The weighted average number of common shares calculation excludes 11,163,834 warrants which have been granted by our Board but have not been exercised.

Advertising

We conduct advertising for the promotion of our products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. We recorded advertising expense of $249,831 and $23,962 for the three-months ended September 30, 2021 and 2020, respectively. We recorded advertising expense of $465,608 and $46,768 for the nine-months ended September 30, 2021 and 2020, respectively.

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

Note 3 – Liquidity, Capital Resources and Going Concern Considerations

At December 31, 2020, the Company had liabilities in excess of assets in the amount of approximately $9.4 million. During the nine-month period of 2021, the Company received approximately $19.6 million from the proceeds from the issuance common stock. These events served to mitigate the conditions that historically raised substantial doubt about the Company’s ability to continue as a going concern.

Based on this analysis the Company concluded it has the ability to continue as a going concern for at least the next 12 months.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	September 30, 2021	December 31, 2020
Notes Payable

In February 2014, we entered into a 12-month term loan agreement with an individual in the amount of $200,000. The note included warrants for 66,146 shares of common stock at $0.73 per share. The warrants expired on February 28, 2017 and none were exercised at that date. The note was paid off in Q2 2021.	15%	—	150,000

In March 2014, we entered into a short-term loan agreement with an entity in the amount of $200,000. The note included warrants for 272,584 shares of common stock at $0.94 per share. The warrants expired on February 28, 2017 and none were exercised at that date. The loan matured and remains in default.	8%	200,000	200,000

In May 2020, we entered into a two year loan with the SBA under the Paycheck Protection Program established by the CARES Act in the amount of $94,833. The note requires monthly payments of principal and interest starting in December 2020 and maturing in May 2021. We received 100% forgiveness in Q2 2021. See note 11.	1%	—	89,612

In June 2020, we entered into a six-month loan with an individual in the amount of $100,000. The loan matured in December 2020 with principal and interest due at maturity. The note remains in default.	12%	—	100,000

In August 2020, we entered into a nine-month loan with a company in the amount of $112,000. The loan requires 9 amortized payments of principal and interest in the amount of $12,246 with the final payment due May 2021.	4.8%	—	62,719

In September 2021, we entered into a twelve-month loan with a company in the amount of $208,000. The loan requires 12 amortized payments with the final payment due August 2022.	4.8%	208,000	—

Notes payable for license agreements due in 36 monthly payments of $10,000, interest imputed at 10%, matured in January 2021 and remains in default.	10.0%	10,000	59,212

In December 2020, we entered into a 56 month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% of the previous months’ revenue.	Various	1,441,505	1,578,237

In April 2021, we entered into a six-month convertible note with an individual in the amount of $84,000. The note matured in October 2021.	7%	84,000	—

In April 2021, we entered into a six-month convertible note with an individual in the amount of $84,000. The note matured in October 2021.	7%	84,000	—

In May 2021, we entered into a six-month convertible note with an individual in the amount of $50,000. The note matured in October 2021.	7%	50,000	—

In May 2021, we entered into a six-month convertible note with an individual in the amount of $500,000. The note matured in October 2021.	7%	500,000	—

In May 2021, we entered into a six-month convertible note with an individual in the amount of $10,000. The note matured in October 2021.	7%	10,000	—

In May 2021, we entered into a six-month convertible note with an individual in the amount of $200,000. The note matured in October 2021.	7%	200,000	—

	Total notes payable	$2,794,751	$2,239,780

	Less current portion	(1,638,754)	(999,736)

	Long-term notes payable	$1,148,751	$1,240,044

Interest expense on notes payable was $82,871 and $13,337 for the three months ended September 30, 2021 and 2020, respectively.

Interest expense on notes payable was $340,653 and $73,236 for the nine months ended September 30, 2021 and 2020, respectively. Accrued interest was $145,445 at September 30, 2021

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

	Interest Rate	September 30, 2021	December 31, 2020
Related Parties Notes Payable

In December 2020, we entered into an 18 month loan with an individual in the amount of $2,000,000. The loan requires 18 monthly amortized payments of principal and interest in the amount of $114,444 with the final payment due June 2022.	2.0%	991,837	2,000,000

	Less current portion	(991,837)	(1,333,333)

	Long-term notes payable	$—	$666,667

Interest expense on related party notes payable was $5,995 and $0 for the three months ended September 30, 2021 and 2020, respectively. Interest expense on related party notes payable was $21,833 and $37,967 for the nine months ended September 30, 2021 and 2020, respectively. Accrued interest was $0 as of September 30, 2021.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

	Interest Rate	September 30, 2021	December 31, 2020
Convertible Bridge Loans Payable

In May 2015, we entered into a 3-month term loan agreement with an individual in the amount of $100,000. The annual interest rate for this bridge loan was 32% for the first 90 days, and 4% thereafter, compounded monthly.	See left	$100,000	$100,000

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

Interest expense on the convertible bridge loans payable was $8,000 and $8,000 for the three months ended September 30, 2021 and 2020, respectively. Interest expense on the convertible bridge loans payable was $24,000 and $109,785 for the nine months ended September 30, 2021 and 2020, respectively. Accrued interest was $195,215 at September 30, 2021.

On April 24, 2017, a note holder filed a complaint against the Company for a promissory note in default. The note holder is requesting summary judgment in the amount of $287,215. In September 2021 a summary judgement was initiated against the Company in the amount of $263,215. As of October 2021, the Company has negotiated and paid $217,500 to the plaintiff.

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

There were no unpaid royalties at September 30, 2021. We paid the guaranteed minimum royalty payments of $445,500 and $405,000 for the nine-months ended September 30, 2021 and 2020, which is included in general and administrative expenses.

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

Note 6 – Stockholders’ Equity (Deficiency)

Common Stock

At March 31, 2020, we issued 272,584 shares of common stock in exchange for services provided to us. The shares were valued at $2.19 per share. We recognized share-based compensation expense of $600,000, which is classified within the other general and administrative line on the Statement of Operations. At March 31, 2021, we issued 168,333 shares of common stock in exchange for services provided to us. At September 30, 2021, we issued 2,136,819 shares of common stock in exchange for services provided to us. The shares were valued at a fair market value stock price based on the agreement date. We recognized share-based compensation expense of $6,111,911, which is classified within the other general and administrative line on the Condensed Consolidated Statement of Operations.

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

At September 30, 2021, all awards have been granted under the 2020 Plan.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Warrants/Options

The total amount of outstanding warrants/options are summarized below:

[A]	454,064
[B]	124,162
[C]	908,129
[D]	650,000
[E]	606,179
[F]	374,803
[G]	1,884,833
[H]	833,333
[I]	333,333
[J]	3,900,000
[K]	1,065,000
[L]	29,998
Total	11,163,834

[A] Warrant Issuance-Series A Convertible Preferred Stock

As an incentive to convert their Series A preferred stock, in March 2020, we issued 333,333 new warrants to the holders of our Series A preferred stock to purchase shares of SBG common stock. Concurrently with the consummation of the Merger, these warrants were exchanged for warrants to purchase 454,064 of Splash Beverage Group, Inc. shares all of which were outstanding as of September 30, 2021. These warrants have a 3-year term and expire March 2023.

[B] Warrant Issuance-Series B Convertible Preferred Stock

As part of the sale and issuance of 1,777,892 shares of our Series B Convertible Preferred Stock, we issued 888,946 warrants to purchase shares our common stock. The warrants have a 5-year term and at September 30, 2021, there are 124,162 warrants outstanding.

[C] Warrant Issuance-GMA Bridge Holdings, LLC Consulting Services

We issued 454,307 warrants to purchase shares of our common stock as part of our consulting agreement with GMA Bridge Holdings, LLC (“GMA), at December 31, 2019. These warrants subsequently were exchanged for 908,615 warrants in March 2020 as an incentive for GMA to convert indebtedness and accrued interest into shares of our common stock. At September 30, 2021 all 908,615 warrants remain outstanding.

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

[F] We issued 374,803 warrants to purchase common stock, as a replacement of cancelled outstanding options concurrent with the March 2020 Merger

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

[G] In December 2020 we granted 1,884,833 warrants to purchase common stock of the Company to employees, consultants, and directors. These warrants vest over three years

[H] In December 2020 we granted 833,333 warrants to purchase common stock of the Company to our board of directors. These warrants vest over two - three years

[I] In May 2021 we granted 333,333 warrants to purchase common stock of the Company to a director. These warrants vest, equally, over three years

[J] We issued 3,750,000 warrants to purchase common stock of the Company in connection with the June 2021 underwritten public offering of 3,750,000 shares of common stock, in addition to 150,000 warrants to purchase common stock of the Company to the representative underwriter.

[K] In September 2021 we granted 1,065,000 options to purchase common stock of the Company to employees, consultants, and directors. These options vest over three years.

[L] In September 2021 we granted 29,998 warrants to purchase common stock of the Company to consultants. These warrants vest over three years.

Shareholder Advances and Liability to Issue Stock and Warrants

We have multiple agreements with consultants in the amount of $834,500 to be paid by the issuance of the common stock of the company.

Note 7 – Related Parties

During the normal course of business, we incurred expenses related to services provided by our CEO or Company expenses paid by our CEO, resulting in related party payables.

There are related party notes payable of $1.0 million outstanding as of September 30, 2021.

Note 8 – Investment in Salt Tequila USA, LLC

The Company has a marketing and distribution agreement with SALT in Mexico for the manufacturing of our Tequila product line.

The Company has a 22.5% percentage interest in SALT Tequila USA, LLC (“SALT”), and has the right to increase its ownership to 37.5%. This investment is accounted for at cost.

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

The following table presents the discounted present value of minimum lease payments for our office and warehouses to the amounts reported as operating lease liabilities on the consolidated balance sheet at September 30, 2021:

Undiscounted Future Minimum Lease Payments	Operating Lease

2021 (three months remaining)	$89,355
2022	342,273
2023	276,318
2024	265,493
2025	238,506
Total	1,211,945
Amount representing imputed interest	(99,470)
Total operating lease liabilities	1,112,476
Current portion of operating lease liabilities	313,982
Operating lease liabilities, non-current	$798,494

The table below presents information for lease costs related to our operating leases at September 30, 2021:

Operating lease cost:
Amortization of leased assets	$222,226
Interest of lease liabilities	45,140
Total operating lease cost	$267,366

The table below presents lease- related terms and discount rates at September 30, 2021:

Remaining term on leases	11 to months 51
Incremented borrowing rate	5.0%

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

In response to the COVID-19 outbreak in the United States, the CARES Act (the “Act”) was passed by Congress and signed into law on March 27, 2020. In connection with the CARES Act, the Company and its subsidiary applied for and received loans with an original aggregate principal balance of approximately $158,000. These loans and interest will be forgiven as long as the funds are used for qualifying expenditures as outlined in the Act. The loans bear interest at 1%, with an 18-month term and has a 6-month initial payment deferral. See Note 4.

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

Note: The Copa di Vino business is included in our Splash Beverage Group segment.

	Three-Months Ending		Nine-Months Ending
Revenue	Q3 2021	Q3 2020	Q3 2021	Q3 2020
Splash Beverage Group	960,382	91,778	3,351,989	213,174
E-Commerce	1,867,012	601,196	4,902,088	1,004,536

Total Revenues continuing operations	2,827,393	692,974	8,254,078	1,217,710

Total Revenues discontinued operations	207,043	316,641	855,262	516,217

Total assets	Sept 2021	Dec 2020
Splash Beverage Group	18,091,715	8,403,670
E-Commerce	969,461	505,646
Medical Devices - discontinued operations	410,279	316,572

Total Assets	19,471,456	9,225,888

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

Note 15 – Subsequent Events

On October 11, 2021, the Company called to order a special meeting with shareholders on record as of August 16, 2021. The Company sought approval to re-incorporate from Colorado to Nevada. The recommendation was approved.

In October 2021, the Company settled their lawsuit with an investor. See Note 4.

In October 2021, the matured notes listed in Note 4 have been extended.

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

Business Overview

Splash Beverage Group (“SBG” or “Splash”), f/k/a Canfield Medical Supply, Inc. (the “CMS”), was incorporated in the State of Ohio on September 3, 1992, and changed domicile to Colorado on April 18, 2012.

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

Results of Operations for the Three Months Ended September 30, 2021 compared to Three Months Ended September 30, 2020.

Revenue

Revenues for the three months ended September 30, 2021 were $2,827,393 compared to revenues of $692,974 for the three months ended September 30, 2020. A significant portion of the $2,134,419 increase in sales is due to an increase within our vertically integrated B2B and B2C e-commerce distribution platform called Qplash. This platform sells goods on both Amazon and Shopify. In addition, we had increased sales from Copa di Vino Wine Group, Inc., our single-serve wine and Pulpoloco Sangria businesses. Cost of goods sold for the three months ended September 30, 2021 were $2,007,544 compared to cost of goods sold for the three months ended September 30, 2020 of $349,037. The $1,658,507 increase in cost of goods sold for the three-month period ended September 30, 2021 is primarily due to our increased sales, and as our sales increased, our cost of sales for those sales correspondingly increased.

Operating Expenses

Operating expenses for the three months ended September 30, 2021 were $12,892,079 compared to $2,733,435 for the three months ended September 30, 2020. The $10,158,644 increase in our operating expenses was primarily a result of recording the warrants issued pursuant to certain private placements conducted by the Company, and options and stock approved by the Board ($3,010,013), increased headcount from the Copa acquisition and the addition of new sales reps, professional fees ($6,391,514) and shipping costs ($521,315). The net loss for the three months ended September 30, 2021 was $12,169,894 as compared to a net loss of $2,351,814 for the three months ended September 30, 2020. The increase in net loss is due to our increase in operating expenses offset by our increase in revenues.

Interest Expense

Interest expenses for the three months ended September 30, 2021 were $100,128 compared to $23,110 for the three months ended September 30, 2020. The $77,018 increase in our interest expenses was primarily a result of additional debt taken on in Q2 2021.

Results of Operations for the Nine Months Ended September 30, 2021 compared to Nine Months Ended September 30, 2020.

Revenue

Revenues for the nine months ended September 30, 2021 were $8,254,078 compared to revenues of $1,217,709 for the nine months ended September 30, 2020. The $7,036,369increase in sales is due to an increase within our vertically integrated B2B and B2C e-commerce distribution platform called Qplash ($4,902,088). This platform sells goods on both Amazon and Shopify. In addition, we had increased sales from Copa di Vino Wine Group, Inc., our single-serve wine and Pulpoloco Sangria businesses ($3.085,299). Cost of goods sold for the nine months ended September 30, 2021 were $6,011,755 compared to cost of goods sold for the nine months ended September 30, 2020 of $744,024. The $5,267,731 increase in cost of goods sold for the nine-month period ended September 30, 2021 is primarily due to our increased sales, and as our sales increased, our cost of sales for those sales correspondingly increased.

Operating Expenses

Operating expenses for the nine months ended September 30, 2021 were $25,171,500 compared to $4,774,571 for the nine months ended September 30, 2020. The $20,396,929 increase in our operating expenses was primarily a result of recording the warrants issued pursuant to certain private placements conducted by the Company, and options and stock approved by the Board ($7,407,976), increased headcount from the Copa acquisition and the addition of new sales reps, professional fees ($8,996,732) and shipping costs ($1,404,110). The net loss for the nine months ended September 30, 2021 was $23,170,917 as compared to a net loss of $6,173,943 for the nine months ended September 30, 2020. The decrease in net loss is due to our increase in operating expenses offset by our increase in revenues.

Interest Expense

Interest expenses for the nine months ended September 30, 2021 were $341,715 compared to $1,958,601 for the nine months ended September 30, 2020. The $1,616,886 decrease in our interest expenses was primarily a result of recording a finance charge of $1,821,426 associated with warrants issued to one of our note holders in Q1 2020 offset by interest expense recorded in the period.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2021, we had total cash and cash equivalents of $8,144,171, as compared with $380,000 at December 31, 2020. The increase is primarily due to cash received from private placements conducted by us and our S1/A registration statement where we raised $15,000,000.

Net cash used for operating activities during the nine months ended September 30, 2021 was $11,615,297 as compared to the net cash used by operating activities for the nine months ended September 30, 2020 of $4,311,170. The primary reasons for the change in net cash used is due to losses sustained and increases in inventory, offset by non-cash expenses relating to warrant expense ($5,665,464) and share-based compensation ($8,212,864).

Net cash used for investing activities during the nine months ended September 30, 2021 was $0 as compared to the net cash used by operating activities for the nine months ended September 30, 2020 of $154,341. The net cash used in the first quarter of 2020 was primarily due to the $150,000 payment made to SALT Tequila USA.

Net cash provided by financing activities during the nine months ended September 30, 2021 was $19,597,565 compared to $5,081,594 provided from financing activities for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we received $21,393,065 from investors, which was offset by repayments to shareholders and debt holders of $1,795,188.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2021. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

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

SPLASH BEVERAGE GROUP, INC.

Date: November 15, 2021	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO

Date: November 15, 2021	By:	/s/ Dean Huge
Dean Huge, CFO