Form 10-K
period 2021-12-31
SPLASH BEVERAGE GROUP, INC.
filed 2022-03-31
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission File Number 001-40471

SPLASH BEVERAGE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	34-1720075
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1314 E Las Olas Blvd. Suite 221

Fort Lauderdale, FL 33301

 (Address of principal executive offices) (Zip code)

(954) 745-5815

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.001 par value per share	SBEV	NYSE American LLC
Warrants to purchase one whole share of common stock at an exercise price of $4.60	SBEV	NYSE American LLC

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

On March 31, 2022, there were 33,586,234 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

PART I

Except as otherwise indicated, references to “we”, “us”, “our”, “Splash”, “SBG” and the “Company” refer to Splash Beverage Group, Inc. and its wholly owned subsidiaries.

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” Forward-looking statements reflect our current view about future events. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements include, but are not limited to, statements contained in this Report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward–looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, our ability to raise capital to fund continuing operations; our ability to protect our intellectual property rights; the impact of any infringement actions or other litigation brought against us; competition from other providers and products; our ability to develop and commercialize products and services; changes in government regulation; our ability to complete capital raising transactions; and other factors (including the risks contained in the section of this Annual Report entitled “Risk Factors”) relating to our industry, our operations and results of operations. Actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

MARKET AND INDUSTRY DATA

This Annual Report on Form 10-K contains statistical data, estimates and forecasts that are based on independent industry publications or other publicly available information, as well as other information based on our internal sources. While we believe the industry and market data included in this Annual Report on Form 10-K are reliable and are based on reasonable assumptions, these data involve many assumptions and limitations, and you are cautioned not to give undue weight to these estimates. We have not independently verified the accuracy or completeness of the data contained in these industry publications and other publicly available information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included in this Annual Report on Form 10-K.

TRADEMARKS AND TRADE NAMES

We own or have rights to various trademarks, service marks and trade names that we use in connection with the operation of our business. This Annual Report on Form 10-K may also contain trademarks, service marks and trade names of third parties, which are the property of their respective owners. Our use or display of third parties’ trademarks, service marks, trade names or products in this Annual Report on Form 10-K is not intended to, and does not imply a relationship with, or endorsement or sponsorship by us. Solely for convenience, the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, service marks and trade names.

Except as otherwise indicated, references to “we”, “us”, “our”, “Splash”, “SBG” and the “Company” refer to Splash Beverage Group, Inc. and its wholly owned subsidiaries.

Item 1. Business.

Company Overview

Splash is a portfolio company managing multiple brands across several growth segments within the consumer beverage industry. Splash has built organizational capabilities and an infrastructure enabling it to incubate and/or acquire brands with the intention of efficiently accelerating them to higher volumes. We have proven capabilities in building consumer franchises and marketing and distributing multiple brands of beverages within the non-alcoholic and alcoholic segments. Manufacturing is typically outsourced to third party co-packers and distillers, or in select cases for a brand such as Copa Di Vino wines, performed within our own facility in Oregon.

We believe the distribution landscape in the beverage industry is changing rapidly as tech-enabled e-commerce business models are thriving. Direct to consumer, office or home solutions are projected to continue to gain traction in the future. To address this opportunity Splash continues to shape its operating model to be vertically integrated building a proprietary e-commerce platform, Qplash, which allows us to purchase local and regional brands for developing a direct line of sales at retail stores.

Splash Beverage Group II, Inc. Splash’s wholly owned subsidiary, was originally incorporated in the State of Nevada under the name TapouT Beverages, Inc. for the purpose of acquiring the rights under a license agreement with TapouT, LLC (Authentic Brands Group ) for the right to use the TapouT Performance brand in connection with manufacturing and selling certain beverages. In 2014, Robert Nistico was hired as Chief Executive Officer and the Company’s name was changed to Splash Beverage Group, Inc. to reflect the revised business plan of being a manufacturer and distributor of several brands of beverages including both non-alcoholic and alcoholic brands.

Robert Nistico has over 28 years of experience in all levels of the three-tier distribution system used in the beverage industry. Prior to joining the Company, he led the Marley Beverage Company from startup to over $47 million in annual revenues and ultimately profitability in three and one-half years. Before that he was the 5th employee at Red Bull North America, Inc. and served as General Manager, VP of Field Marketing and Sr. Vice President & General Manager during his 11 years there. He was instrumental in building the Red Bull brand in North and Central America and the Caribbean. Under his leadership, revenues grew from $0 revenue to over $1.6 billion annually. Nistico began his career with the Gallo Winery, quickly ascending within that system between winery and senior positions in distribution with Premier Beverage and RNDC Texas.

Mr. Nistico has assembled a team of experienced beverage industry professionals including SBG’s President & CMO, Bill Meissner, the former CEO and/or President of brands such as Sparkling Ice, Fuse and Jones Soda with the goal of replicating the business model of companies like Diageo of owning certain brands and managing others where there are synergies from a distribution standpoint. SBG however, has an additional strategic advantage of “brand incubation” with its own ecommerce platform.

Splash has license rights to the TapouT Performance brand globally and has a joint venture with SALT Naturally Flavored Tequila, and Copa Di Vino wines & Pulpoloco sangrias, SBG’s first acquisition. Mr. Nistico and Company leadership understand the importance of infusing beverage brands with strong pop culture and lifestyle elements which drives trial, belief and, most importantly, repeat purchases.

Our Strategy

Our strategy is to combine the traditional approach of manufacturing, distributing, and marketing of beverages, with brands that have a reasonable level of pre-existing brand awareness and market presence, or have attributes that we believe to be purely innovative. We believe this allows us to break through the clutter of numerous brand introductions and dilute risk. This philosophy is applied regardless of whether the brand is 100% owned by us or a joint venture.

For acquisition or joint venture consideration, we prefer to work with brands that already have one or more of the following in place:

●	Some level of preexisting brand awareness

●	Regional presence that can be expanded

●	Licensing an existing brand name (TapouT for example)

●	Add to an underdeveloped and/or growing category capitalizing on consumer trends

●	Innovation to an existing attractive category (such as flavored tequila)

We believe this model provides us with two paths to success: one, developing our wholly owned core brands and two, the ability to tap into high growth, early-stage brands ready to scale. This platform allows us to significantly reduce development expense while simultaneously increasing efficiencies for all brands in our portfolio.

Most new single beverage brands have limited access to distribution and thus find it extremely difficult to obtain meaningful retail shelf presence. Our management team has over 120 years of combined experience in the beverage industry, including decades of successful brand introductions by our management team (Gallo, Red Bull, Bacardi, Diageo, Sparkling Ice, Jones Soda, FUZE Beverage, NOS Energy, SoBe Beverages, Muscle Milk, Marley Beverages), we believe our ability to break through the distribution and retail bottlenecks makes us an attractive joint venture partner to many new brand owners.

Our preference is to own and control all aspects of any given brand. However, we have also been flexible to engage in business ventures structured with a revenue split, a marketing spend commitment from the brand founder and an earned equity position that constitutes control. We have proven that many partners are happy to award Splash an equity position in their brand in exchange for distribution, sales and marketing management within the distribution network which eliminates their need to invest in infrastructure. Our partners only need to manage a small base of corporate operations.

The benefit to Splash in these shared brand ownerships is the ability to avoid the development costs for new products. This model spreads our risk over several brands, contributes to our economies of scale, and improves our relationship with distributors because we can provide them with a broader line of beverage products.

Since our inception, we have seen consistent deal flow, having been approached by over 20 brands. We only engage with brands that fit comfortably within the guidelines noted above and which provide efficiencies or synergies within the beverage categories and retail channels we participate in.

We also believe the distribution landscape in the beverage category is changing rapidly. Tech-enabled business models are thriving and direct to consumer, office or home solutions are projected to continue to gain traction as beverage alcohol regulations evolve. A core strategy for us is to build onto the early success we’re seeing with the Qplash online platform, our consumer-packaged goods retail division and our first entry point into the growing e-commerce channel.

Products

We currently produce, distribute and market SALT Naturally Flavored Tequila (“SALT”), a 100% agave 80 proof line of flavored tequilas, “TapouT Performance,” a hydration and recovery isotonic sport drink, Copa Di Vino single serve wine by the glass and import Pulpoloco Sangria in 3 flavors.

The following is a description of these products.

SALT Flavored Tequila

We produce, distribute, and market the following flavors under the brand name SALT Naturally Flavored Tequila:

●	Citrus flavor

●	Berry flavor

●	Chocolate flavor

We believe that SALT is the first line of 100% agave 80-proof flavored tequilas. Vodka, rum, and brown spirits have experienced significant growth when flavors are introduced, and we expect this growth of flavors to continue, as the tequila category continues to rapidly expand.

SALT is currently being distributed by Republic National Distribution Co., Youngs Market, various Anheuser-Busch & Miller-Coors distributorships, and Major Brands Distribution Company, a wine and spirits distributor in the Mid-West to chains such as Walmart and Total Wine (which is the largest private wine and spirits chain in the U.S.), and others in multiple U.S. states. Additionally, SALT is for sale in Mexico. Several South American countries are expected to launch SALT during spring 2022.

SALT is a business venture between our Company and SALT USA, LLC. All aspects of manufacturing, logistics, distribution and marketing are our responsibility.

TapouT Performance Isotonic Sports Drinks

We will produce, market, sell and distribute the following sports beverages under the brand name TapouT:

●	TapouT Performance:

●	TapouT Elite: Under consideration for 2022

●	TapouT Energy: Under consideration for 2022

●	TapouT Performance Mango Flavor: Under consideration for 2022

TapouT Performance is a unique advanced performance beverage containing ingredients known for recuperative and cell regeneration which promotes better absorption of nutrients, increase hydration and cellular recovery. It is exclusively formulated with GRAS (FDA Designation “Generally Regarded As Safe”) ingredients versus controversial ingredients often used in many competitive products. It can be taken before, during or after activity to enhance activation, hydration, and recovery. TapouT Performance is all natural and is balanced with a proprietary blend of 5 electrolytes, amino acids and a proprietary specialized ingredient blend of minerals and nutrients.

TapouT , formally associated with the UFC and mixed martial arts has been producing branded clothing and light equipment for over 23 years and has a high level of aided and unaided brand awareness.

TapouT License Agreement

We have the rights under a License Agreement with ABG TapouT (the “License Agreement”) to produce, market, sell and distribute TapouT sports beverages globally. The beverages covered by the License Agreement include sports drinks, energy drinks, energy shots, electrolyte chews, energy bars, water, protein, and teas.

We pay a 6% royalty of net sales or a guaranteed minimum annual royalty of $653,000, whichever is greater. The License Agreement will expire on December 31, 2028 at which time will be reviewed and renegotiated if necessary.

We have the right to use the TapouT brand to market, advertise and promote for sale our TapouT beverages and branded products. As part of the alliance, Splash commits to investing 2% of sales in marketing the TapouT Performance Brand. TapouT provides marketing collateral for advertising and promotion and has influential relationships with select celebrity and athletic talent. TapouT agrees to use reasonable efforts to request its retained celebrities and/or athletes be present at autograph signings, tradeshows and other similar events.

Copa di Vino Wine Group, Inc. and Related Financing

On December 24, 2020, the Company entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Loan and Security Agreement provided for a revenue-based credit facility of $1,578,237 (the “Gross Amount”) with the Lender (the “Credit Facility”).

The Credit Facility matures on the earliest of (a) August 15, 2025, (b) immediately prior to a change in control of the Company, or (c) acceleration of the obligations, such as upon the occurrence of any event of default under the Loan and Security Agreement. If the Credit Facility is paid off after 6 months, the Company will pay interest at a rate starting at 0.5 times the amount advanced under the Credit Facility and up to 1.00 times the amount advanced if the Credit Facility is paid off after more than 24 months have elapsed from the effective date. The Credit Facility requires monthly payments, commencing on February 15, 2021, equal to the product of all revenue for the immediately preceding month and applicable revenue percentage, which is 3.75% in 2021 and 2022, 4.0% in 2023 and 2024. If the annual revenue is not equal to at least 80% of projected revenue, the applicable revenue percentage for all subsequent payments will automatically increase by 0.50%, without notice from the lender. Pursuant to the Loan and Security Agreement dated December 24, 2020, the Company instructed the Lender to pay $1,500,000 of the Gross Amount under the Credit Facility towards the purchase price in connection with the Company’s purchase of certain assets of Copa di Vino Corporation (“CdV”) and the balance of the Gross Amount was used for to pay off a line of credit for one of the Company’s other subsidiaries in order to make the Lender the first-in-line creditor. Pursuant to the Loan and Security Agreement, the Company granted the Lender a security interest in all of its assets as listed therein.

Borrowings under the Credit Facility are subject to, among other things, a minimum borrowing/collateral base and pursuant to which the Company granted the Lender a security interest in its assets (as set forth and subject to the Loan and Security Agreement) as collateral under the Credit Facility. In addition, the Credit Facility requires the Company to, among other things (i) make representations and warranties regarding the collateral as well the Company’s business and operations, (ii) agree to certain indemnification obligations and (iii) agree to comply with various affirmative and negative covenants.

Copa di Vino is the leading producer of premium wine by the glass in the United States. Founder James Martin discovered the concept on a bullet train adventure through the south of France. A year later he brought the technology to his hometown of The Dalles, Oregon located in the Columbia River Gorge. His passion for wine led to Copa di Vino – wine in a glass – a ready to drink wine glass that could go anywhere without the need for a bottle, corkscrew or glass.

Copa di Vino Wine Group, Inc.

Copa Di Vino is the leading producer of premium wine by the glass in the United States.

Through our acquisition of Copa di Vino Corporation, we are now able to offer seven varietals of wine: Pinot Grigio, Riesling, Merlot, Chardonnay, White Zinfandel, Moscato, and Cabernet Sauvignon. In addition to its wine varietals, Copa di Vino also procures Pulpoloco, a sangria which is encased in a 100% biodegradable can made from paper, from Spain. The exclusive rights to this packaging we conveyed to SBG as a result of the acquisition.

On December 24, 2020, we entered into an Asset Purchase Agreement with CdV, pursuant to which the Company purchased certain assets and assumed certain liabilities that comprise the CdV business for a total purchase price of $5,980,000, payable in the combination of $2,000,000 in cash, a $2,000,000 convertible promissory note to CdV and a variable number of shares of the Company’s common stock based on a attainment of revenue hurdles.

E-commerce

“Qplash” is our consumer-packaged goods retail division and our first entry point into the growing e-commerce channel. The division sells beverages and groceries online through www.qplash.com, and third-party storefronts such as Amazon.com and Walmart.com. Inside of the division, there are two primary customer groups: business to business retail businesses, which in turn offer the products to their customers, and business to customer, selling direct to end users.

Qplash sells to retailers through www.qplash.com. These retailers, generally in the high-end apparel space, buy beverages from Qplash and provide them to their customers in store to enhance their shopping experience. They offer high end beverages for customers to enjoy while shopping or to take on the go. This program allows businesses to control inventory, order with payment terms, and offers the convenience of delivery directly to each store.

To the end user, we ship orders from our warehouses direct to their home or office. We offer competitive pricing, an easy and convenient transactional process, and a wide selection of products. Consumers can order from www.qplash.com, from our storefront on Amazon, or other third-party platforms. Amazon is a valuable revenue source as it allows us to access their loyal customer base and provides a high conversion rate as customers are comfortable navigating and checking out through their website.

 Currently we offer over 350 listings and have warehouses that ship from both California and Pennsylvania. Our objective is to offer 1,500 items by the fall of 2022.

Additionally, this vertically integrated platform affords us a unique opportunity to incubate, accelerate and ultimately migrate brands to traditional distribution.

Legacy Business - Canfield Medical Supply, Inc.

Canfield Medical Supply, Inc. (“CMS”) is a provider of home medical equipment, supplies and services (which relate to the equipment sales) in Ohio’s Mahoning Valley, Western Pennsylvania and Northern West Virginia, with an emphasis on providing for patients with mobility-related limitations who have had strokes, hip or knee replacements, and other surgeries after they are discharged from a hospital or rehab center. Canfield is a legacy segment of the business and in December 2020, management announced our plan to discontinue CMS and will execute the business transfer agreement in the second Quarter of 2022.

Our Competitive Strengths

We believe the following competitive strengths contribute to Company’s success and differentiate us from our competitors:

●	An established distribution network through global sales channels;

●	A hybrid distribution model that leverages multiple routes to market, including national chains, independent local markets and regional chains, and specialty food and C-Stores

●	Long-term relationships with retailers and the establishment of chains;

●	Premium customer service;

●	Dynamic and sustainable product offerings of natural quality and freshness with health benefits;

●	A highly experienced management team;

●	Strategically selected, dedicated sales professionals;

●	Qplash, our e-commerce platform, which provides us instant coast to coast coverage and our own fully integrated distribution platform for all of our beverage categories;

●	Ability to execute and distribute across many geographies, on behalf of our licensed brand portfolio;

●	Strong brand awareness through partnerships and acquisitions of brands with pre-existing brand awareness or viewed as truly innovative; and

●	Celebrity and professional athlete endorsement of our brands.

Manufacturing and Co-packing

We are responsible for the manufacturing of the TapouT Performance and SALT.

Although we are responsible for manufacturing TapouT Performance and SALT, we do not directly manufacture these products, but instead outsource such manufacturing to third party bottlers and contract packers.

Our TapouT Performance and Salt products are manufactured by various third-party bottlers and co-packers situated throughout the United States under separate arrangements with each party. Our co-packaging arrangements are generally on a month-to-month basis or are terminable upon request and do not typically obligate us to produce any minimum quantities of products within specified periods.

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

The Copa di Vino is bottled at our manufacturing facility in The Dalles, Oregon. Pulpoloco is imported from Spain.

Distribution

We operate within what is referred to as a “Three Tier Distribution System” where manufacturers do not typically sell directly to retailers, but instead contract for local and regional distribution with independent distributors. These distributors typically have geographic rights to distribute major beverage brands such as Budweiser, Pepsi, and Red Bull and call on every store in a given area such as major cities or regions. However, due to increasing costs over the last 20 years for these distributors to call on every store (sometimes referred to in the industry as “DSD” or direct store delivery), there has been a great deal of consolidation which has limited the options for new brands to gain distribution and retail shelf presence. Our management team believes that their history of success and experience working within this channel will allow us to be successful in building a strong network of these distributors.

In addition to working with these independent distributors, we also have distribution arrangements with national retail accounts to distribute some of our products directly through their warehouse operations. Most notably, SBG executed a distribution agreement with AB-InBev, for distribution with their owned operations, AB ONE. This provides SBG very effective distribution capabilities.

Employees

We have 21 full-time employees, including non-officer employees and our executive officers. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Listing on the NYSE American

Our common stock and warrants are listed on the NYSE American exchange under the ticker symbols “SBEV” and “SBEV WS,” respectively.

Corporate Information

Splash was originally incorporated in the State of Nevada under the name TapouT Beverages, Inc. for the purpose of acquiring the rights under a license agreement with TapouT, LLC (Authentic Brands Group) for the right to use the TapouT brand in connection with manufacturing and selling certain beverages.

Splash executed a reverse merger with a fully reporting, public entity called Canfield Medical Supply, Inc. and became a wholly-owned subsidiary of Canfield Medical Supply Inc. At the time of the merger Canfield state of incorporation was Colorado.  At the time of the merger Canfield’s common stock was quoted on the OtCQB.

On July 31, 20221, we changed our name from Canfield Medical Supply, Inc. to Splash Beverage Group, Inc.

On June 11, 2021, our common stock and warrants to purchase common stock began trading on the NYSE American under the symbols “SBEV” and SBEV WS,” respectively

On November 8, 2021, we changed our state of incorporation from Colorado to Nevada.

Our principal offices are located at 1314 E. Las Olas Blvd, Suite 221, Fort Lauderdale, Florida 33301. Our main telephone number is (954) 745-5815. Our website address is www.splashbeveragegroup.com. We have not incorporated by reference into this Annual Report on Form 10-K the information that can be assessed through our website and you should not consider it to be part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

You should carefully consider the risks described below as well as other information provided to you in this document, including information in the section of this document entitled “Cautionary Note Concerning Forward Looking Statements.” If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected, the value of the Company’s Common Stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

Risks Related to our Business

An recurrence of the COVID-19 pandemic may negatively affect our operations and our ability to raise capital.

The recurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. This event may also limit our ability to raise capital which as noted above could trigger certain rescission rights which could result in the Company’s incurring additional debt and preferred holders who may take preference over other common holders. These factors, in turn, may not only impact our operations, financial condition and demand for our products but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Commission.

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

We have experienced recurring losses from operations and negative cash flows from operating activities. We expect to continue to incur significant expenses related to our ongoing operations and generate operating losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We incurred a net loss of $29.1 million for the year ended December 31, 2021. Our accumulated deficit increased to $91.0 million as of December 31, 2021, compared to the prior year’s deficit of $61.6 million.

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

If we are not able to successfully execute on our future operating plans and objectives, our financial condition and results of operation may be materially adversely affected, and we may not be able to continue as a going concern.

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

Additionally, failure to introduce new brands, products or product extensions into the marketplace as current ones mature and to meet the changing preferences of consumers could prevent us from gaining market share and achieving long-term profitability. Product lifecycles can vary and consumer preferences and loyalties change over time. Although we try to anticipate these shifts and innovate new products to introduce to our consumers, we may not succeed. Consumer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by the negative publicity associated with these issues. In addition, there may be a decreased demand for certain products as a result of the COVID-19 outbreak. If we do not adequately anticipate or adjust to respond to these and other changes in consumer preferences, we may not be able to maintain and grow our brand image and our sales may be adversely affected.

 Volatility in the price or availability of the inputs we depend on, including raw materials, packaging, energy and labor, could adversely impact our financial results.

The principal raw materials we use include glass bottles, aluminum cans, labels and cardboard cartons, flavorings and sweeteners. These ingredient costs are subject to fluctuation. Substantial increases in the prices of our ingredients, raw materials and packaging materials, to the extent that they cannot be recouped through increases in the prices of finished beverage products, would increase our operating costs and could reduce our profitability. If our supply of these raw materials is impaired or if prices increase significantly, it could affect the affordability of our products and reduce sales.

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

The beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic and alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. Some of these competitors are placing severe pressure on independent distributors not to carry competitive brands such as ours. We also compete with regional beverage producers and “private label” hydration suppliers.

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

We may experience a reduced demand for some of our products due to health concerns (including obesity) and legislative initiatives against sweetened beverages.

Consumers are concerned about health and wellness; public health officials and government officials are increasingly vocal about obesity and its consequences. There has been a trend among some public health advocates and dietary guidelines to recommend a reduction in sweetened beverages, as well as increased public scrutiny, new taxes on sugar-sweetened beverages (as described below), and additional governmental regulations concerning the marketing and labeling/packing of the beverage industry. Additional or revised regulatory requirements, whether labeling, tax or otherwise, could have a material adverse effect on our financial condition and results of operations. Further, increasing public concern with respect to sweetened beverages could reduce demand for our beverages and increase desire for more low-calorie soft drinks, water, enhanced water, coffee-flavored beverages, tea, and beverages with natural sweeteners. We are continuously working to reduce calories and sugar in our TapouT products while launching new products, to pair with existing brand extensions that round out our diversified portfolio.

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

Our ability, through our suppliers, business partners, contract manufacturers, independent distributors and retailers, to make, move and sell products is critical to our success. Damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics such as influenza COVID-19, labor strikes or other reasons, could impair the manufacture, distribution and sale of our products. Many of these events are outside of our control. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations.

We rely upon our ongoing relationships with our key flavor suppliers. If we are unable to source our flavors on acceptable terms from our key suppliers, we could suffer disruptions in our business.

We currently purchase our flavor concentrate from various flavor concentrate suppliers, and continually develop other sources of flavor concentrate for each of our products. Generally, flavor suppliers hold the proprietary rights to their flavor specific ingredients. Although we have the exclusive rights to flavor concentrates developed with our current flavor concentrate suppliers, and while we have the rights to the ingredients for our products, we do not have the list of ingredients for our flavor extracts and concentrates. Consequently, we may be unable to obtain these exact flavors or concentrates from alternative suppliers on short notice. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

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

If we lose the services of our Chief Executive Officer, our operations could be disrupted, and our business could be harmed.

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

We may be required in the future to record a significant charge to earnings if our goodwill or intangible assets become impaired.

Under United States Generally Accepted Accounting Principles (“U.S. GAAP”), we are required to review our intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include, declining or slower than anticipated growth rates for certain of our existing products, a decline in stock price and market capitalization, and slower growth rates in our industry.

We may be required in the future to record a significant charge to earnings during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2021, our goodwill totaled approximately $5.7 million.

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

Significant additional labeling or warning requirements may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the chemical content or perceived adverse health consequences of certain of our products. These types of requirements, if they become applicable to one or more of our products under current or future environmental or health laws or regulations, may inhibit sales of such products. In California, a law requires that a specific warning appear on any product that contains a component listed by the state as having been found to cause cancer or birth defects. This law recognizes no generally applicable quantitative thresholds below which a warning is not required. If a component found in one of our products is added to the list, or if the increasing sensitivity of detection methodology that may become available under this law and related regulations as they currently exist, or as they may be amended, results in the detection of an infinitesimal quantity of a listed substance in one of our beverages produced for sale in California, the resulting warning requirements or adverse publicity could affect our sales.

Litigation or legal could expose us to significant liabilities and damage our reputation.

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

Additionally, there has been public attention directed at the beverage alcohol industry, which we believe is due to concern over problems related to harmful use of alcohol, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. We could be exposed to lawsuits relating to product liability or marketing or sales practices with respect to our alcoholic products. Adverse developments in lawsuits concerning these types of matters or a significant decline in the social acceptability of beverage alcohol products that may result from lawsuits could have a material adverse effect on our business, liquidity, financial condition and results of operations.

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

 Water scarcity and poor quality could negatively impact our costs and capacity.

Water is a main ingredient in substantially all of our products, is vital to the production of the agricultural ingredients on which our business relies and is needed in our manufacturing process. It also is critical to the prosperity of the communities we serve. Water is a limited resource in many parts of the world, facing unprecedented challenges from overexploitation, increasing demand for food and other consumer and industrial products whose manufacturing processes require water, increasing pollution and emerging awareness of potential contaminants, poor management, lack of physical or financial access to water, sociopolitical tensions due to lack of public infrastructure in certain areas of the world and the effects of climate change. As the demand for water continues to increase around the world, and as water becomes scarcer and the quality of available water deteriorates, we may incur higher costs or face capacity constraints and the possibility of reputational damage, which could adversely affect our profitability or net operating revenues in the long run.

Fluctuations in quantity and quality of grape supply could adversely affect our business.

A shortage in the supply of quality grapes may result from a variety of factors that determine the quality and quantity of our grape supply, including weather conditions, pruning methods, diseases and pests, the ability to buy grapes on long and short-term contracts and the number of vines producing grapes. Any shortage in grape production could cause a reduction in the amount of wine we are able to produce, which could reduce sales and adversely impact our results from operations. Factors that reduce the quantity of our grapes may also reduce their quality, which in turn could reduce the quality or amount of wine we produce. Deterioration in the quality of our wines could harm our brand name, reduce sales and adversely impact our business and results of operations.

Contamination of our wines could harm our business.

We are subject to certain hazards and product liability risks, such as potential contamination, through tampering or otherwise, of ingredients or products. Contamination of any of our wines could force us to destroy wine held in inventory and could cause the need for a product recall, which could significantly damage our reputation for product quality. We maintain insurance against certain of these kinds of risks, and others, under various insurance policies. However, the insurance may not be adequate or may not continue to be available at a price or on terms that are satisfactory to us and this insurance may not be adequate to cover any resulting liability.

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

If we fail to comply with personal data protection and privacy laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which could negatively affect our business and operating results.

In the ordinary course of our business, we receive, process, transmit and store information relating to identifiable individuals (“personal data”), primarily employees, former employees and consumers with whom we interact. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws have been subject to frequent changes, and new legislation in this area may be enacted in other jurisdictions at any time. These laws impose operational requirements for companies receiving or processing personal data, and many provide for significant penalties for noncompliance. These requirements with respect to personal data have subjected and may continue in the future to subject the Company to, among other things, additional costs and expenses and have required and may in the future require costly changes to our business practices and information security systems, policies, procedures and practices. Our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future may not prevent the improper disclosure of personal data by us or the third-party service providers and vendors whose technology, systems and services we use in connection with the receipt, storage and transmission of personal data. Unauthorized access or improper disclosure of personal data in violation of personal data protection or privacy laws could harm our reputation, cause loss of consumer confidence, subject us to regulatory enforcement actions (including fines), and result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.

If our third-party service providers and business partners do not satisfactorily fulfill their commitments and responsibilities, our financial results could suffer.

In the conduct of our business, we rely on relationships with third parties, including cloud data storage and other information technology service providers, suppliers, distributors, contractors, joint venture partners and other external business partners, for certain functions or for services in support of key portions of our operations. These third-party service providers and business partners are subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems and employee failures, and are subject to legal, regulatory and market risks of their own. Our third-party service providers and business partners may not fulfill their respective commitments and responsibilities in a timely manner and in accordance with the agreed-upon terms. In addition, while we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, which increases our financial, legal, reputational and operational risk. If we are unable to effectively manage our third-party relationships, or for any reason our third-party service providers or business partners fail to satisfactorily fulfill their commitments and responsibilities, our financial results could suffer.

Our results of operations may fluctuate from quarter to quarter for many reasons, including seasonality.

Our sales are seasonal, and we experience fluctuations in quarterly results as a result of many factors. Companies similar to ours have historically generated a greater percentage of our revenues during the warm weather months of April through September. Timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

The U.S. GAAP and related pronouncements, implementation guidelines and interpretations with regard to a wide variety of matters that are relevant to our business, such as, but not limited to, stock-based compensation, trade spend and promotions, and income taxes are highly complex and involve many subjective assumptions, estimates and judgments by our management. Changes to these rules or their interpretation or changes in underlying assumptions, estimates or judgments by our management could significantly change our reported results.

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

Due to the size of the Company, we have an inherent material weakness relating to Internal Controls over Financial Reporting

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

We face substantial competition in the alcoholic beverage industry, and we may not be able to effectively compete.

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

Our business operations may be adversely affected by social, political and economic conditions affecting market risks and the demand for and pricing of our tequila products. These risks include:

●	Unfavorable economic conditions and related low consumer confidence, high unemployment, weak credit or capital markets, sovereign debt defaults, sequestrations, austerity measures, higher interest rates, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations;

●	Changes in laws, regulations, or policies – especially those that affect the production, importation, marketing, sale, or consumption of our beverage alcohol products;

●	Tax rate changes (including excise, sales, tariffs, duties, corporate, individual income, dividends, capital gains), or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur;

●	Dependence upon the continued growth of brand names;

●	Changes in consumer preferences, consumption, or purchase patterns – particularly away from tequila, and our ability to anticipate and react to them; bar, restaurant, travel, or other on premise declines;

●	Unfavorable consumer reaction to our products, package changes, product reformulations, or other product innovation;

●	Decline in the social acceptability of beverage alcohol products in our markets;

●	Production facility or supply chain disruption;

●	Imprecision in supply/demand forecasting;

●	Higher costs, lower quality, or unavailability of energy, input materials, labor, or finished goods;

●	Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher implementation--related or fixed costs;

●	Inventory fluctuations in our products by distributors, wholesalers, or retailers; Competitors’ consolidation or other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets;

●	Insufficient protection of our intellectual property rights;

●	Product recalls or other product liability claims; product counterfeiting, tampering, or product quality issues;

●	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices);

●	Failure or breach of key information technology systems;

●	Negative publicity related to our company, brands, marketing, personnel, operations, business performance or prospects; and

●	Business disruption, decline, or costs related to organizational changes, reductions in workforce, or other cost-cutting measures, or our failure to attract or retain key executive or employee talent.

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

Risks Related to our Securities

An investment in our common stock is speculative and there can be no assurance of any return on any such investment.

An investment in tour common stock is speculative and there is no assurance that investors will obtain any return on their investment. Investors will be subject to substantial risks involved in an investment in the Company, including the risk of losing their entire investment.

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

From time to time, certain of our stockholders may be eligible to sell all or some of their common shares by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), and current public information and notice requirements.

 Our Board of Directors may issue and fix the terms of shares of our Preferred Stock without stockholder approval, which could adversely affect the voting power of holders of our Common Stock or any change in control of our Company.

Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock, with no par value per share, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Any such issuance would be subject to terms and conditions of any current offering that may disallow any such issuance.

Because certain principal stockholders own a large percentage of our voting stock, other stockholders’ voting power may be limited.

As of December 31, 2021, our ten (10) largest shareholders own or controlled approximately 36.6% of our outstanding common stock. If those stockholders act together, they would have the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. These stockholders may make decisions that are adverse to your interests.

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

There can be no assurances that our common stock will not be subject to potential delisting if we do not continue to maintain the listing requirements of the NYSE American.

Since June 11, 2021, our common stock has been listed on the NYSE American, under the symbol “SBEV”. The NYSE American has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing (i.e., being de-listed from the NYSE American), would make it more difficult for shareholders to sell our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock is not traded on a national securities exchange.

Our common stock could be further diluted as the result of the issuance of additional common stock, convertible securities, warrants or options.

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

Item 1B. Unresolved Staff Comments.

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 2. Properties.

Splash’s physical office is located at 1500 Cordova Rd; Fort Lauderdale, FL 33316 and 1491 2nd Street, Sarasota FL 34236 while our business office is located at 1314 East Las Olas Blvd, Suite 221, Fort Lauderdale, FL 33301. Copa’s office/manufacturing facility is located at 901 E. 2nd Street; The Dalles, OR 97058.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

 The Company’s Common Stock and tradeable warrants are quoted on the NYSE American under the symbol “SBEV” and “SBEV WS”.

Aggregate Number of Holders of Common Stock

As of March 31, 2022, there were 33,586,234 shares of Common Stock issued and outstanding. As of March 31, 2022, there were approximately 290 holders of record of our Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Equity Compensation Plan Information

The following table gives information as of December 31, 2021, the end of the most recently completed fiscal year, about shares of common stock that have been issued under our Splash Beverage Group, Inc. 2020 Incentive Plan. Under the 2012 Incentive Plan we still have 1,124,410 options still outstanding as of December 31, 2021. See Note 6.

Plan Category	No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities
Equity compensation plan approved by board of directors	1,065,000	2.60	1,248,133

Total	1,065,000	2.60	1,248,133

Purchases of Equity Securities by the Issuer.

There were no repurchase of our common stock during the year ended December 31, 2021.

Item 6. Selected Financial Data.

This item is not required for Smaller Reporting Companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements and Notes to Audited Consolidated Financial Statements filed herewith.

Business Overview

Canfield Medical Supply, Inc. a company’s whose common stock was quoted on the OTCQB entered into an Agreement and Plan of Merger with SBG Acquisition Inc. (“Merger Sub”), a Nevada Corporation wholly-owned by Canfield, and Splash Beverage Group, II Inc. a Nevada corporation (“Splash”) pursuant to which Merger Sub merged with and into Splash (the “Merger”) with Splash as the surviving company and a wholly-owned subsidiary of Canfield. The Merger was consummated on March 31, 2020.

As the owners and management of Splash had voting and operating control of CMS following the Merger, the Merger transaction was accounted for as a reverse acquisition (that is with Splash as the acquiring entity), followed by a recapitalization.

On July 31, 2020, CMS changed its name to Splash Beverage Group, Inc. (“SBG”). On June 11, 2021, SBG’s common stock and warrant to purchase common stock began trading on the NYSE American under the symbols “SBEV” and SBEV WS,” respectively

On November 9, 2021, SBG reincorporated into the State of Nevada and became a Nevada corporation.

Our principal offices are located at 1314 E. Las Olas Blvd, Suite 221, Fort Lauderdale, Florida 33301. Our main telephone number is (954) 745-5815. Our website address is www.splashbeveragegroup.com. We have not incorporated by reference into this Annual Report on Form 10-K the information that can be assessed through our website and you should not consider it to be part of this Annual Report on Form 10-K.

Results of Operations for the Year Ended December 31, 2021, compared to Year Ended December 31, 2020.

Revenue

Revenues for the year ended December 31, 2021, were $11,316,002 compared to revenues of $2,300,126 for the year ended December 31, 2020. The $9,015,876 increase in sales was due to Salt Tequila & TapouT Performance $170,220, Qplash – our vertically integrated B2B and B2C e-commerce distribution platform which sells their products on Amazon and Shopify $4,898,798, and Copa di Vino business $3,946,858. Cost of goods sold for year ended December 31, 2021, were $8,734,413 compared to cost of goods sold for the year ended December 31, 2020, of $1,936,533. The $6,797,880 increase in cost of goods sold for the year ended December 31, 2021, was primarily due to our increased sales, and as our sales increased, our cost of sales for those sales correspondingly increased.

Operating Expenses

Operating expenses for the year ended December 31, 2021, were $31,664,511 compared to $18,025,359 for the year ended December 31, 2020. The $13,639,152 increase in our operating expenses was primarily a result of recording expenses relating to non-cash warrants and share-based compensation for shares issued in exchange for services $13,101,418, increase in salaries $2,358,075, increase in finance charges due to our S1 registration statement $841,294 and shipping $1,708,586 within our e-commerce business. The net loss from continuing operations for the year ended December 31, 2021, was $29,345,372 as compared to a net loss of $19,588,233 for the year ended December 31, 2020. The increase in net loss is due to our increase in operating expenses slightly offset by our increase in revenues.

Other Income/(Expense)

Other expense for the year ended December 31, 2021 were $262,450 compared to $1,926,467 for the year ended December 31, 2020. The $1,664,017 decrease in our other expenses was primarily a result of recording a finance charge of $1,236,254 associated with warrants issued to one of our note holders in 2020.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures. In addition, the Company has an active registration statement on Form S-3 to facilitate raising additional funds.

As of December 31, 2021, we had total cash and cash equivalents of $4,181,383, as compared with $380,000 at December 31, 2020. The increase was primarily due to issuances of notes payable and stock subscription agreements offset by expenses relating to the operating the business.

Net cash used for continuing operating activities during the year ended December 31, 2021, was $14,616,448 as compared to the net cash used by continuing operating activities for the year ended December 31, 2020, of $21,316,556. The primary reasons for the change in net cash used was due to losses sustained and increases for stock-based compensation, offset by other non-cash expenses. Net cash used for discontinued operating activities during the year ended December 31, 2021, was $515,952 as compared to $60,815 for the year ended December 31, 2020.

Net cash used for continuing investing activities during the year ended December 31, 2021, was $0 as compared to the net cash used by continuing investing activities for the year ended December 31, 2020, of $768,624. The net cash used in the year 2020 was primarily due to the $250,000 for an additional investment in SALT Tequila USA and $500,000 of cash paid relating to the Copa di Vino acquisition offset by $72,422 of cash obtained in the acquisition of Canfield Medical Supply, Inc. Net cash used for discontinued investing activities was $0.

Net cash provided by financing activities during the year ended December 31, 2021, was $18,933,783 compared to $22,494,984 provided from financing activities for the year ended December 31, 2020. During the year ended December 31, 2021, we received $20,021,065 from investors and related parties and we issued $1,934,541 of debt used to pay debt holders and $261,245 is repayments to shareholder advances offset by $1,934,541 of the right of use liability.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Splash Beverage Group, Inc.

Fort Lauderdale, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Splash Beverage Group, Inc. at December 31, 2021 and 2020, and the related consolidated statements operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Valuation of Intangible Assets in the Copa di Vino Company Acquisition

As described in Notes 1 and 16 to the financial statements, during 2021 the Company completed the purchase price allocation for the December 24, 2020 acquisition of Copa di Vino Company (“CdV”) for consideration of approximately $6 million and the transaction was accounted for as a business combination. The acquired intangible assets included Brand and Customer Relationships valued at approximately $4.5 million and $1.0 million, respectively. The Company recorded the acquired intangible assets at the acquisition date fair value using a Relief from Royalty discounted cash flow methodology to fair value Brand and a Multiple Period Excess Earnings approach to fair value Customer Relationships. The methods used to estimate the fair value of acquired intangible assets involve significant assumptions. The significant assumptions applied by management in estimating the fair value of acquired intangible assets included income projections and discount rates.

The principal considerations for our determination that performing procedures relating to the valuation of intangible assets in the CdV acquisition is a critical audit matter are (1) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value of intangible assets acquired due to the significant judgment by management when developing the estimates and (2) significant audit effort was required in evaluating the significant assumptions relating to the estimates, including the income projections and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls over the valuation of intangible assets including controls over the development of the assumptions used in the valuation of the intangible assets. These procedures also included, among others, reading the purchase agreement, and testing management’s process for estimating the fair value of intangible assets. Testing management’s process included evaluating the appropriateness of the valuation models, testing the completeness, accuracy, and relevance of underlying data used in the models, and testing the reasonableness of significant assumptions, including the income projections and discount rates. Evaluating the reasonableness of the income projections involved considering the current performance of the acquired business, the consistency with external market and industry data, and whether these assumptions were consistent with other evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of significant assumptions, including the discount rates, by comparing them against discount rate ranges that were independently developed using publicly available market data for comparable companies.

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

We have served as the Company’s auditor since 2020

Fort Lauderdale, Florida

March 31, 2022

Splash Beverage Group, Inc.
Consolidated Balance Sheets
December 31, 2021 and December 31, 2020

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$4,181,383	$380,000
Accounts Receivable, net	1,114,452	484,858
Prepaid Expenses	607,178	173,414
Inventory	1,923,479	798,273
Other receivables	41,939	90,919
Assets from discontinued operations	473,461	316,572
Total current assets	8,341,892	2,244,036

Non-current assets:
Deposit	$330,886	$77,686
Goodwill and Intangibles	5,672,823	5,672,823
Investment in Salt Tequila USA, LLC	250,000	250,000
Right of use asset, net	1,031,472	80,479
Quart Vin License	188,512	219,512
Property and equipment, net	569,785	681,352
Total non-current assets	8,043,478	6,981,852

Total assets	$16,385,370	$9,225,888

Liabilities and Stockholders’ Equity (Deficit)

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$1,913,459	$1,521,818
Right of use liability - current	294,067	57,478
Due to related parties	—	368,904
Related party notes payable	653,081	1,333,333
Convertible Loan Payable	—	100,000
Notes payable, current portion	2,967,812	999,736
Shareholder advances	390,500	—
Accrued interest payable	171,452	442,748
Liabilities from discontinued operations	389,086	591,642
Total current liabilities	6,779,457	5,415,659

Long-term Liabilities:
Related party notes payable - noncurrent	—	666,667
Notes payable - noncurrent	—	1,240,044
Liability to issue shares in APA	—	1,980,000
Right of use liability - noncurrent	732,686	25,521
Total long-term liabilities	732,686	3,912,232

Total liabilities	7,512,143	9,327,891

Common stock, (mezzanine shares) 12,605,283 shares, contingently convertible to notes payable at December 31, 2020	—	9,248,720

Stockholders’ equity (deficit):
Common Stock, $0.001 par, 150,000,000 shares authorized, 33,596,234 and 21,157,043 shares issued 33,596,234 and 21,157,043 outstanding, at September 30, 2021 and December 31, 2020, respectively	33,596	21,157
Additional paid in capital	99,480,188	52,217,855
Accumulated deficit	(90,640,557)	(61,589,735)
Total deficiency in stockholders’ equity	8,873,227	(9,350,723)

Total liabilities, mezzanine shares and deficiency in stockholders’ equity	$16,385,370	$9,225,888

The accompanying notes are an integral part of these consolidated financial statements.

Splash Beverage Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2021 and December 31 2020

	2021	2020
Net revenues	$11,316,002	$2,300,126
Cost of goods sold	(8,734,413)	(1,936,533)
Gross margin	2,581,589	363,593

Operating expenses:
Contracted services	1,584,830	5,606,335
Salary and wages	3,807,492	1,613,862
Salary and wages - non-cash share-based compensation	5,572,680	6,311,747
Other general and administrative	7,088,874	2,063,985
Other general and administrative - non-cash share-based compensation	12,822,808	2,282,851
Sales and marketing	787,827	146,579
Total operating expenses	31,664,511	18,025,359

Loss from continuing operations	(29,082,922)	(17,661,766)

Other income/(expense):
Other Income	3,632	17,786
Interest income	643	8
Interest expense	(442,807)	(1,980,871)
Gain from debt extinguishment	176,082	36,610
Total other expense	(262,450)	(1,926,467)

Provision for income taxes	—	—

Net loss from continuing operations, net of tax	(29,345,372)	(19,588,233)

Net income(loss) from discontinued operations, net of tax	294,550	(9,086,323)

Net loss	$(29,050,822)	$(28,674,556)

Loss per share - continuing operations
Basic	(1.02)	(1.06)
Diluted	(1.02)	(1.06)

Weighted average number of common shares outstanding - continuing operations
Basic	28,900,292	18,538,425
Diluted	28,900,292	18,538,425

Income(loss) per share - discontinued operations
Basic	0.01	(0.49)
Diluted	0.01	(0.49)

Weighted average number of common shares outstanding - discontinued operations
Basic	28,900,292	18,538,425
Diluted	31,922,743	18,538,425

The accompanying notes are an integral part of these consolidated financial statements.

Splash Beverage Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the years ended December 31, 2021 and 2020

	2021	2020

Total stockholders’ equity (deficit), beginning balances	(9,350,723)	(9,756,083)

Common stock and additional paid-in capital
Beginning balances	52,239,012	22,139,424
Issuance of common stock for convertible debt	—	145,579
Incremental beneficial conversion for preferred A	—	240,770
Issuance of warrants on convertible instruments	—	11,999,415
Issuance of warrants for services	7,267,421	(60)
Issuance of common stock for services	11,128,066	5,294,129
Issuance of common stock for cash	19,630,565	3,250,562
Reclassification of Mezannine shares	9,248,720	9,169,193
	—	—
Ending balances	99,513,784	52,239,012

Treasury stock
Beginning balances	—	(50,000)
Issuance of common stock for services	—	50,000
Ending balances	—	—

Accumulated deficit
Beginning balances	(61,589,735)	(31,845,506)
Incremental beneficial conversion for preferred A	—	(240,770)
Issuance of warrants on convertible instruments	—	(828,903)
Net loss	(29,050,822)	(28,674,556)
Ending balances	(90,640,557)	(61,589,735)

Total stockholders’ equity (deficit), ending balances	8,873,227	(9,350,723)

The accompanying notes are an integral part of these consolidated financial statements

Splash Beverage Group, Inc.
Consolidated Statements Cash Flows
For the Year Ended December 30, 2021 and 2020

	2021	2020
Net loss	$(29,050,822)	$(28,674,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,567	113,299
ROU asset, net	73,502	81,529
Gain from debt extinguishment	176,082	36,610
Non-cash warrant expense	7,267,431	(1,790,438)
Share-based compensation	11,128,066	2,329,280
Liability to issue shares in APA	(1,980,000)	1,980,000
Non-cash acquisition costs	—	3,578,212
Other noncash changes	(124,330)	1,939,440
Changes in working capital items:
Accounts receivable, net	(629,594)	(385,297)
Inventory, net	(1,125,206)	(220,310)
Prepaid expenses and other current assets	(384,784)	(251,752)
Deposits	(253,200)	(31,535)
Accounts payable and accrued expenses	446,146	(64,364)
Royalty payable	—	(39,000)
Accrued Interest payable	(271,296)	82,326
Net cash used in operating activities - continuing operations	(14,616,448)	(21,316,556)

Net cash used in operating activities - discontinued operations	(515,952)	(60,815)

Cash Flows from Investing Activities:
Capital Expenditures	—	(91,066)
Investment in Salt Tequila USA, LLC	—	(250,000)
Cash used for Copa acquisition	—	(500,000)
Net cash acquired in Canfield merger	—	72,442
Net cash used in investing activities - continuing operations	—	(768,624)

Net cash used in investing activities - discontinued operations		(11,628)

Cash Flows from Financing Activities:
Proceeds from issuance of Common stock	19,630,565	20,182,503
Cash advance from shareholder	390,500	—
Repayment of cash advance	(261,245)	(46,250)
Proceeds from issuance of debt	928,000	2,439,472
Principal repayment of debt	(1,673,296)	—
ROU liability, net	(80,741)	(80,741)
Net cash provided by financing activities - continuing operations	18,933,783	22,494,984

Net cash provided by financing activities - discontinued operations	—	—

Net Change in Cash and Cash Equivalents	3,801,383	337,361

Cash and Cash Equivalents, beginning of year	380,000	42,639

Cash and Cash Equivalents, end of year	$4,181,383	$380,000

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$173,363	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable and accrued interest converted to common stock (12,605,283 shares)	—	9,248,720

The accompanying notes are an integral part of these consolidated financial statements.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

Splash Beverage Group (“SBG” or “Splash”), formally Canfield Medical Supply, Inc. (“CMS”) was incorporated in the State of Ohio on September 3, 1992, and changed domicile to Colorado on April 18, 2012. CMS was in the business of home health services, primarily the selling of durable medical equipment and medical supplies to the public, nursing homes, hospitals and other end users.

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

On February 2021, Management initiated a plan to divest its CMS business. As a result, the assets and operations of CMS have been retrospectively reflected as discontinued operations. On November 12, 2021 the Company changed its state of Domicile from Colorado to Nevada.

In coordination with uplisting to the NYSE on June 11, 2021 the Company consummated a 1.0 for 3.0 reverse stock split. All common stock shares stated herein have been adjusted to reflect the split.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements include the accounts of Splash and its wholly owned subsidiaries, Holdings and Splash Mex, CMS (as discontinued operations), and CdV. All intercompany balances have been eliminated in consolidation.

Our investment in Salt Tequila USA, LLC is accounted for at cost, as the company does not have the ability to exercise significant influence.

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP).

Certain reclassifications have been made to the prior period financial statements to conform to the current period classifications.

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

Cash Equivalents and Concentration of Cash Balance

We consider all highly liquid securities with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at December 31, 2021 or December 31, 2020.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At December 31, 2021 we had $3,643,474 over the federally insured limits. Our cash in uninsured foreign bank accounts was $10,749 at December 31, 2021.

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated collectible amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. We establish provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions. At December 31, 2021 and December 31, 2020, our accounts receivable amounts are reflected net of allowances of $45,203 and $0, respectively.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at December 31, 2021 and December 31, 2020 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. We establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. We manage inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $223,223 and $366,109 at December 31, 2021 and December 31, 2020, respectively.

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

Depreciation expense totaled $ 156,766 and $55,616 for the years ended December 31, 2021 and 2020 respectively. Property and equipment consisted of the following:

	2021	2020
Machinery & equipment	1,108,870	1,108,870
Buildings	279,543	234,343
Leasehold improvements	662,538	662,538
Office furniture & equipment	70,960	70,960
Total cost	2,121,911	2,076,711
Accumulated depreciation	(1,552,125)	(1,395,359)
Property, plant & equipment, net	569,786	681,352

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

The liabilities and indebtedness presented on the consolidated financial statements approximate fair values at December 30, 2021 and December 31, 2020, consistent with recent negotiations of notes payable and due to the short duration of maturities.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, ”Compensation - Stock Compensation”. Under the fair value recognition provisions, cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the option vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options. We early adopted ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which aligns accounting treatment for such awards to non-employees with the existing guidance on employee share-based compensation in ASC 718.

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

Income Taxes

We use the liability method of accounting for income taxes as set forth in ASC 740, ”Income Taxes”. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. We record a valuation allowance when it is not more likely than not that the deferred tax assets will be realized.

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at December 31, 2021 and December 31, 2020. See not 15.

Splash Beverage Group, Inc.

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

Advertising

We conduct advertising for the promotion of our products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. We recorded advertising expense of $728,045 and $146,579 for the years ended December 30, 2021 and 2020, respectively.

Goodwill and other intangibles

Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired and is not subject to amortization. The Company reviews goodwill annually in the fourth quarter for impairment or when circumstances indicate carrying value may exceed the fair value. This evaluation is performed at the reporting unit level. If a qualitative assessment indicates that it is more likely than not that the fair value is less than carrying value, a quantitative analysis is completed using either the income or market approach, or a combination of both. The income approach estimates fair value based on expected discounted future cash flows, while the market approach uses comparable public companies and transactions to develop metrics to be applied to historical and expected future operating results. At December 31, 2020, our management determined that an impairment charge of approximately $9.2 million, was necessary to reduce the goodwill relating to our Medical Device Segment.

In 2021, the Company allocated the purchase price of its acquisition of Copa di Vino, pursuant to a revaluation and goodwill was allocated as follows:

	2021	2020
Customer list	957,000	—
Brands	4,459,000	—
Goodwill	256,823	5,672,823

Total	5,672,823	5,672,823

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

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

Note 3 – Liquidity, Capital Resources and Going Concern Considerations

At December 31, 2020, the company had a working capital deficit of approximately $3.2 million. During 2021, the Company received approximately $20.0 million and $0.9 million from the proceeds from the issuance common stock and debt. These events served to mitigate the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern.

In February 2022, the Company received approximately $9.0 million as part of a sale of stock registered pursuant to a registration statement on Form S-3 See Note 17.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest
	Rate	December 31, 2021	December 31, 2020
Notes Payable

In February 2014, we entered into a 12-month term loan agreement with an individual in the amount of $200,000. The note included warrants for 66,146 shares of common stock at $0.73 per share. The warrants expired as unexercised. The note was paid off in Q2 2021.	15%	—	150,000

In March 2014, we entered into a short-term loan agreement with an entity in the amount of $200,000. The note included warrants for 272,584 shares of common stock at $0.94 per share. The warrants expired as unexercised. The loan matured and remains in default.	8%	200,000	200,000

In May 2020, we entered into a two year loan with the SBA under the Paycheck Protection Program established by the CARES Act in the amount of $94,833. The note requires monthly payments of principal and interest starting in December 2020 and maturing in May 2021. We received 100% forgiveness in Q2 2021. See note 13.	1%	—	89,612

In June 2020, we entered into a six-month loan with an individual in the amount of $100,000. The loan matured in December 2020 with principal and interest due at maturity. The loan and unpaid interest was settled in 2021 for $217,500.	12%	—	100,000

In August 2020, we entered into a nine-month loan with a company in the amount of $112,000. The loan required 9 amortized payments of principal and interest in the amount of $12,246 with the final payment due September 2020. This note was paid off in 2021	4.8%	—	62,719

In September 2021, we entered into a twelve-month loan with a company in the amount of $208,000. The loan requires 12 amortized payments with the final payment due August 2022.	4.8%	116,478	—

Notes payable for license agreements due in 36 monthly payments of $10,000, interest imputed at 10%, and matured in January 2021.	10.0%	—	59,212

In December 2020, we entered into a 56 month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% of the previous months revenue. Note is due September 2025,	17%	1,423,334	1,578,237

In April 2021, we entered into a six-month loan with a individual in the amount of $84,000. The loan matures in October 2021 with principal and interest due at maturity. The loan was extended to April 2022.	7%	84,000	—

In April 2021, we entered into a six-month loan with a individual in the amount of $84,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to April 2022.	7%	84,000	—

In May 2021, we entered into a six-month loan with a individual in the amount of $50,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to April 2022.	7%	50,000	—

In May 2021, we entered into a six-month loan with a individual in the amount of $5000,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to April 2022.	7%	500,000	—

In May 2021, we entered into a six-month loan with a individual in the amount of $10,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to April 2022.	7%	10,000	—

In May 2021, we entered into a six-month loan with a individual in the amount of $200,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to April 2022.	7%	200,000	—

In November 2021, we entered into a one-year loan with a individual in the amount of $300,000. The loan had an original maturity of November 2021 with principal and interest due at maturity. The loan was extended to April 2022.	7%	300,000	—

	Total notes payable	$2,967,812	$2,239,780

	Less current portion	(2,967,812)	(999,736)

	Long-term notes payable	$-	$1,240,044

Interest expense on notes payable was $376,572 and $50,592 for the years ended December 31, 2021 and 2020, respectively. Accrued interest was $171,452 and $271,533 at 31, 2021 and December 31, 2020, respectively.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

	Interest Rate	December 31, 2021	December 31, 2020
Related Parties Notes Payable

In December 2020, we entered into an 18 month loan with an individual in the amount of $2,000,000. The loan requires 18 monthly amortized payments of principal and interest in the amount of $114,444 with the final payment due June 2022.	2.0%	653,081	2,000,000

	Less current portion	(653,081)	(1,333,333)

	Long-term notes payable	$—	$666,667

Interest expense on related party notes payable was $26,409 and $37,967 for the years ended December 31, 2021 and 2020, respectively. Accrued interest was $0 at both December 31, 2021 and December 31, 2020.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

	Interest Rate	December 31, 2021	December 31, 2020
Convertible Bridge Loans Payable

In May 2015, we entered into a 3-month term loan agreement with an individual in the amount of $100,000. The annual interest rate for this bridge loan was 32% for the first 90 days, and 4% thereafter, compounded monthly. The loan was settled in 2021.	See left	$—	$100,000

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

Interest expense on the convertible bridge loans payable was $26,667 and $117,785 for the year ended December 31, 2021 and 2020, respectively. Accrued interest was $0 and $117,785 as of December 31, 2021 and December 31, 2020.

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

There were no unpaid royalties at December 31, 2021. We paid the guaranteed minimum royalty payments of $594,000 and $540,000 for the years ended December 31, 2021 and 2020, which is included in general and administrative expenses.

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

Note 6 – Stockholders’ Equity (Deficiency)

Common Stock

At March 31, 2020, we issued 272,584 shares of common stock in exchange for services provided to us. At March 31, 2021, we issued 168,333 shares of common stock in exchange for services provided to us. At September 30, 2021, we issued 2,136,819 shares of common stock in exchange for services provided to us. At December 31, 2021, we issued 967,497 shares of common stock in exchange for services provided to us. For the year-ended December 31, 2021 the shares were valued at a fair market value stock price based on the agreement date. We recognized share-based compensation expense of $11,128,066, which is classified within the other general and administrative line on the Consolidated Statements of Operations.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

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

In January 2021, the Board of Directors approved a private placement offering of 1,212,121 shares of the common stock of the Company, $0.001 value per share at a purchase price of $3.30 per share for aggregate gross proceeds of $4,000,000 (“PPM”). As part of the PPM, each purchaser received a warrant to purchase one share for every two shares purchased. In February 2021, we completed our PPM by issuing a total of 1,212,355 of shares and 606,179 warrants receiving gross proceeds of approximately $4,000,000.

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

At December 31, 2021, 1,065,000 options have been granted under the 2020 Plan.

The fair value of stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

Assumptions used in the options pricing model for the period are provided below:

December 31, 2021
Risk-free interest rates	0.84%
Exercise price	$2.60
Expected life	5 years
Expected volatility	160.0%
Expected dividends	—

Assumptions used in the warrants pricing model for the period are provided below:

December 31, 2021
Risk-free interest rates	0.93%
Exercise price	$1.85
Expected life	5 years
Expected volatility	165.3%
Expected dividends	—

The company recognized stock option expense of $283,473 for the year ended December 31, 2021. No forfeitures were recorded.

A summary of the Company’s stock option plan and changes during the year ended is as follows:

Plan Category	No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities
Equity compensation plan approved by board of directors	1,065,000	2.60	1,248,133

Total	1,065,000	2.60	1,248,133

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Warrants/Options

The total amount of outstanding warrants/options are summarized below:

[A]	454,064
[B]	124,162
[C]	908,129
[D]	650,000
[E]	606,179
[F]	374,803
[G]	1,884,833
[H]	833,333
[I]	333,333
[J]	3,900,000
[K]	1,065,000
[L]	29,998
Total	11,163,834

[A] Warrant Issuance-Series A Convertible Preferred Stock

As an incentive to convert their Series A preferred stock, in March 2020, we issued 333,333 new warrants to the holders of our Series A preferred stock to purchase shares of SBG common stock. Concurrently with the consummation of the Merger, these warrants were exchanged for warrants to purchase 454,064 of Splash Beverage Group, Inc. shares all of which were outstanding as of December 31, 2021. These warrants have a 3-year term and expire March 2023.

[B] Warrant Issuance-Series B Convertible Preferred Stock

As part of the sale and issuance of 1,777,892 shares of our Series B Convertible Preferred Stock, we issued 888,946 warrants to purchase shares our common stock. The warrants have a 5-year term and at December 31, 2021, there are 124,162 warrants outstanding.

[C] Warrant Issuance-GMA Bridge Holdings, LLC Consulting Services

We issued 454,307 warrants to purchase shares of our common stock as part of our consulting agreement with GMA Bridge Holdings, LLC (“GMA), at December 31, 2019. These warrants subsequently were exchanged for 908,615 warrants in March 2020 as an incentive for GMA to convert indebtedness and accrued interest into shares of our common stock. At December 31, 2021 all 908,615 warrants remain outstanding.

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

[F] We issued 374,803 warrants to purchase common stock, as a replacement of cancelled outstanding options concurrent with the March 2020 Merger

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

[G] In December 2020 we granted 1,884,833 warrants to purchase common stock of the Company to employees, consultants, and directors. These warrants vest over three years

[H] In December 2020 we granted 833,333 warrants to purchase common stock of the Company to our board of directors. These warrants vest over two years

[I] In May 2021 we granted 333,333 warrants to purchase common stock of the Company to a director. These warrants vest, equally, over two years

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

[L] In September 2021 we granted 29,998 warrants to purchase common stock of the Company to consultants. These warrants vest over three years.

A summary of the Company’s stock option plan and warrants and their respective changes during the year ended is as follows:

Options		December 31, 2021

Balance - beginning of the year	—	$—

Granted	1,065,000	2.60
Exercises	—	—
Cancelled	—	—
		—
Balance - end of the year	1,065,000	$2.60

Warrants		December 31, 2021

Balance - beginning of the year	6,168,837	$2.11

Granted	3,929,998	3.29
Exercises	—	—
Cancelled	—	—

Balance - end of the year	10,098,835	$2.51

Shareholder Advances and Liability to Issue Stock and Warrants

We have multiple agreements with consultants in the amount of $0.4 million to be paid by the issuance of the common stock of the Company. We incurred $0.3 million is investor relations costs which will be settled by us issuing the consultant common stock. The stock price will be valued using the 10-day average price of the company’s stock from the issuance date. As part of our private placement memoranda, we owe an investor 33,333 shares at $3.30 of the Company’s common stock.

Note 7 – Related Parties

During the normal course of business, we incurred expenses related to services provided by our CEO or Company expenses paid by our CEO, resulting in related party payables.

There are related party notes payable of $0.7 and $1.3 million outstanding as of December 31, 2021 and 2020, respectively. See note 4.

.

Note 8 – Investment in Salt Tequila USA, LLC

The Company has a marketing and distribution agreement with SALT in Mexico for the manufacturing of our Tequila product line.

The Company has a 22.5% percentage interest in SALT Tequila USA, LLC (“SALT”), and has the right to increase its ownership to 37.5%. This investment is accounted for at cost.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 9 – Operating Lease Obligations

Effective July 2018, we entered into a lease agreement for the right to use and occupy office space. The lease term commenced July 1, 2018, with original expiration on June 30, 2021. We renewed the lease which is for an additional 36 months which expires on June 30, 2024.

Effective November 2019, we entered into a lease with Interport Logistics, LLC. The lease term commenced on November 11, 2019 and is scheduled to expire on November 11, 2022.

Effective May 2019, we entered into a warehouse lease in Mexico. The lease commenced May 1, 2019 and was scheduled to expire after 24 months, on April 1, 2021. We have negotiated a one-year extension for our Mexican warehouse.

Effective January 2021, we entered into a lease agreement for the right to use and occupy office space in Sarasota Florida. The lease term commenced January 18, 2021 and is scheduled to expire after 18 months, on July 31, 2022.

Effective January 2021, we entered into a lease agreement for the right to use and occupy office space located in Miami Florida. The lease term commenced January 1, 2021 and is scheduled to expire after 60 months, on December 31, 2025.

The following table presents the discounted present value of minimum lease payments for our office and warehouses to the amounts reported as operating lease liabilities on the consolidated balance sheet at December 31, 2021:

Undiscounted Future Minimum Lease Payments	Operating Lease

2022	342,273
2023	276,318
2024	252,000
2025	252,036
Total	1,122,626
Amount representing imputed interest	(95,873)
Total operating lease liability	1,026,753
Current portion of operating lease liability	294,067
Operating lease liability, non-current	$732,686

The table below presents information for lease costs related to our operating leases at December 31, 2021:

Operating lease cost:
Amortization of leased assets	$287,335
Interest of lease liabilities	46,219
Total operating lease cost	$333,554

The table below presents lease- related terms and discount rates at December 31, 2021:

Remaining term on leases	7 to months 48
Incremented borrowing rate	5.0%

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

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

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 12 – Segment Reporting

The Company evaluates segment reporting in accordance with the FASB Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Executive Officer and Chief Financial Officer.

Note: The Copa di Vino business is included in our Splash Beverage Group segment.

Revenue	2021	2020
Splash Beverage Group	4,459,409	404,128
E-Commerce	6,856,593	1,896,599

Total Revenues continuing operations	11,316,002	2,300,727

Total Revenues discontinuing operations	1,112,878	675,213

Total Assets	2021	2020
Splash Beverage Group	14,857,191	8,403,670
E-Commerce	913,312	505,646
Medical Devices - Discontinued	473,461	316,572

Total Assets	16,243,964	9,225,888

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 13 – Commitment and Contingencies

We are a party to asserted claims and are subject to regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but we do not anticipate that the outcome, if any, arising out of any such matter will have a material adverse effect on its business, financial condition or results of operations.

Stock Price Guarantee

We have a commitment to issue additional shares associated with specific stock price guarantee granted to an investor. The stock price guarantee expired March 2021. No additional shares were needed to be issued under the Stock Price Guarantee.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

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

Note 15 – Tax Provision

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

At December 31, 2021, the Company’s net operating loss carryforward for Federal income tax purposes was $72,717,718, which will be available to offset future taxable income. If not used, these carry forwards will begin to expire in 2032, except for the net operating losses generated January 1, 2018 and after, which can be carried forward indefinitely.

There was no income tax expense or benefit for the years ended December 31, 2021 and 2020 due to the full valuation allowance recorded.

The reconciliation of the income tax benefit is computed at the U.S. federal statutory rate as follows:

	2021	2020

Federal Statutory Tax Rate	21.00%	21.00%
Permanent Differences	(4.00)%	(4.63)%
Change in Valuation Allowance	(17.00)%	(16.37)%
Net deferred tax asset	—	—

The tax effects of temporary differences which give rise to the significant portions of deferred tax assets or liabilities at December 31 are as follows:

	2021	2020
Deferred Tax Assets:
Net Operating Losses	$18,430,306	$12,544,738
Deferred Rent	380	380
Accrued Interest/Interest Expense Limitation	1,145,380	1,031,967
Total deferred tax assets	19,576,065	13,577,085

Deferred Tax Liabilities:
Depreciation	(139,828)	(179,561)
Total deferred tax liabilities	(139,828)	(179,561)

Less: Valuation allowance	(19,436,237)	(13,397,525)
Total Net Deferred Tax Assets	$—	$—

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The open tax years subject to examination with respect to the Company's operations are 2019 through 2021.

Note 16 – Business Combinations

As stated in Note 1, we consummated the acquisition of Copa di Vino Company on December 24, 2020. The purchase price consideration was comprised of $1.5 million in debt, $0.5 million in cash and $2.0 million in contingent shares, for total consideration of approximately $6.0 million.

 The following summarizes our allocation of the updated purchase price for the acquisition:

Purchase Accounting
Accounts receivable, net	88,131
Other current assets	11,236
Inventory	273,951
Property and equipment, net	663,273
License agreement, net	222,095
Brands	4,459,000
Customer relationships	957,000
Goodwill	256,823
Total identifiable assets	6,931,509

Accounts payable and accrued expenses	882,279
Note payable	69,212
Equity	5,980,000
Total liabilities and equity	6,931,509

Note 17 – Subsequent Events

In February 2022, the Company received approximately $9 million as part of a drawdown of their S-3 in connection with the sale of 2.3 million common shares.

Signed distribution agreement since December 31, 2021:

●	Heimark Distributing – Southern California

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of December 31, 2021. The material weaknesses relate to the absence of in-house accounting personnel with the ability to properly account for complex transactions and a lack of separation of duties between accounting and other functions.

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

(2) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Based on our evaluation under the framework in Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was ineffective as of December 31, 2021.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth our executive officers and directors, their ages and position(s) with the Company.

Name	Age	Position

Robert Nistico	57	Chief Executive Officer and Director

Fatima Dhalla	67	Interim Chief Financial Officer

William Meissner	55	President, Chief Marketing Officer

Justin Yorke	55	Director

Peter McDonough	63	Director

Candace Crawford	66	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually by the Board of Directors (the “Board”) and serve at the discretion of the Board.

Robert Nistico, age 57, on March 31, 2020 became the Chief Executive Officer and a member of the Board of the Company. Since 2012, Mr. Nistico has served as the Chief Executive Officer and a member of the Board of Splash Beverage Group, Inc., prior to the Company’s acquisition by CMS. Mr. Nistico also served as the president of Viva Beverages, LLC from 2009 to 2011. Mr. Nistico was the fifth employee at Red Bull North America, Inc. where he worked from 1996 to 2007 and served as Vice President of Field Marketing and Sr. Vice President/General Manager. Mr. Nistico was instrumental in building the Red Bull brand in North and Central America and the Caribbean from no revenues to $1.45 billion in annual revenues. Earlier, he held the brand position of Regional Portfolio V.P and Division Manager for Diageo (formerly I.D.V. / Heublein), General Sales Manager for Republic National (formerly The Julius Schepps Company) and North Texas State Manager for The E & J Gallo Winery (and a variety of other management positions for those companies). Mr. Nistico serves as a director of Apollo Brands. Mr. Nistico has more than 27 years of experience in the beverage industry, including direct and indirect sales management, strategic brand management & marketing, finance, operations, production and logistics. Mr. Nistico holds a B.A. from the University of Colorado.

Fatima Dhalla, 67, has served as the Company’s Interim Chief Financial Officer Since February 2022. Ms. Dhalla has provided consulting services to clients on the Sarbanes-Oxley Act of 2002, system implementation and financial reporting since 2017. From 2015 to 2017, Ms. Dhalla served as the Chief Financial Officer of Maverick Brands, LLC, a beverage company producing and selling coconut water. Ms. Dhalla is educated in the United Kingdom as a fellow of the Chartered Association of Certified Accountants in 1987.

William Meissner, 55, became the President and Chief Marketing Officer of the Company in May of 2020. Mr. Meissner is a proven leader with more than twenty years of success in growing consumer brand companies with both large multinational and medium sized entrepreneurial organizations. Meissner has held several other leadership and board director roles. Prior to Splash Meissner was a board director and CEO in a beverage vertical organized by a mid-cap PE firm designed to acquire and build emerging brands, where he acquired two legacy tea brands from Nestle, Sweet Leaf Tea and Tradewinds Tea. Meissner served as CEO and Board Director or Genesis Today, Inc. a plant based superfood and supplement company, CEO and Board Director of a joint venture between Distant Lands Coffee Inc. and Caffitaly Systems s.p.a called Tazza Pronto Inc., CEO and Board Director of Jones Soda Inc., President of Talking Rain Beverages, Inc., Chief Marketing Officer of Coca-Cola’s Fuze Beverages, Brand Director of PepsiCo’s SoBe Beverages and Category Manager of Nutritional Beverages for Tetra Pak Inc. Meissner has an MBA from the University of Pittsburgh’s Katz Graduate School of Business and a Bachelor’s degree from Michigan State University. Meissner is married with three children and enjoys mountain bike riding, golf and volunteering.

Justin Yorke, age 55, became a member of the Board of the Company on March 31, 2020. Since March 31, 2020, Mr. Yorke has also served as the Company’s Secretary. Mr. Yorke has over 25 years of experience in finance. Based in Hong Kong for over 10 years, he managed funds for a private Swiss Bank, Darier Henstch from 1997 to 2000. Prior to that, from 1995 to 1997, Mr. Yorke managed funds for Peregrine Investments and from 1990 to 1995 Unifund, Asia, Ltd, Hong Kong, a high net-worth family office headquartered Geneva, Switzerland. From 2000 to 2004, he was a partner at Asiatic Investment Management, based in San Francisco. Since 2004, Mr. Yorke has been a partner in San Gabriel Advisors, LLC and Arroyo Capital Management, LLC and is the manager of the San Gabriel Fund, JMW Fund and Richland Fund. The funds are highly diversified in focus with investment holdings, public, private equity and debt investments and real estate investments. He has a B.A. degree from UCLA. Mr. Yorke is the principal of WesBev LLC, which prior to the merger between CMS and our Company was the majority shareholder of the Company. He also is an acting director and audit committee chair of Processa Pharmaceuticals, (ticker: PCSA). Mr. Yorke served as non-executive Chairman of Jed Oil and a Director/CEO at JMG Exploration.

Peter J. McDonough, age 63, has served as an independent director of the Company since October 5, 2020 and previously served as a member of the Board of Splash Beverage Group, Inc. prior to the Company’s acquisition by CMS. Mr. McDonough brings more than 30 years of executive leadership experience from an array of global industry leading consumer goods companies. Most recently, Mr. McDonough was Chief Executive Officer of Trait Biosciences, Inc. (2019-2022) after serving as an independent management consultant (2016-2018). Earlier , Mr. McDonough served as President, Chief Marketing and Innovation Officer for Diageo North America (2006-2015). Prior to joining Diageo, Mr. McDonough was Vice President, European Marketing at The Procter & Gamble Company (2004-2006), where he led the Duracell Battery and Braun Appliance marketing organizations. From 2002 to 2004, Mr. McDonough was a member of the graduate business school faculty and lecturer at the University of Canterbury in Christchurch, New Zealand. Prior to this academic post he served as Vice President of Marketing for Gillette North America’s Blade Razor & Grooming Products Business where he directed the market launch of industry leading brands like Mach3 Turbo and Venus Razors. Earlier in his career, Mr. McDonough served as Director of North American Marketing at Black & Decker where he was involved in launching the DeWalt Power Tool Company. Mr. McDonough received a B.A. from Cornell University and a Master of Business Administration from the Wharton School of Business. He is also an independent director on the Board of Franklin BSP Realty Trust (NYSE : FBRT).

Candace Crawford, age 66, has served as an independent director since May 24, 2021. Ms. Crawford is a highly accomplished senior executive and entrepreneur with more than 30 years of success across the food and beverage, consumer products, manufacturing, retail, and commercial real estate industries. Her broad areas of expertise include strategic planning, growth and growing businesses, financial acumen, P&L, operations, and governance. Since 2017, Ms. Crawford has served as an adviser and board member to various companies. Ms. Crawford has sat on the board of Vive Organic since February 2019 and the board of Skin Te since June 2018. She served as the CEO of Coco Libre from 2015 to 2017. Under her management, she was able to expand distribution, grow product innovation and build awareness of the flagship coconut water brand Coco Libre. Prior to this, she was the Chief Operating Officer and Chief Financial Officer at Zico Beverages LLC from 2009 to 2013. Before making her debut in the beverage world, Candace was the Chief Financial Officer for five different companies including Metropolitan Theaters; Virgin Entertainment Group; Resort Theaters of America; OMP; and Ancora Capital. Ms. Crawford holds a Bachelor of Science in Business from the University of Southern California and is a Certified Public Accountant.

 Family Relationships

There are no family relationships among and between the issuer’s directors, officers, persons nominated or chosen by the issuer to become directors or officers, or beneficial owners of more than ten percent of any class of the issuer’s equity securities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and the persons who beneficially own more than 10% of our Common Stock, to file reports of ownership and changes in ownership with the SEC. Copies of all filed reports are required to be furnished to us pursuant to Rule 16a-3 promulgated under the Exchange Act. Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended December 31, 2021.

Delinquent Section 16(a) Reports

Based solely on the reports received by us and on the representations of the reporting persons, we believe that these persons have complied with all applicable filing requirements during the year ended December 31, 2021, with the exception of warrants to purchase common stock granted to Robert Nistico, Justin Yorke, Peter McDonough, and Candace Crawford on September 30, 2021 with an exercise price of $2.60 per warrant. The foregoing grants will be reported pursuant to Section 16 immediately following the filing of this Annual Report on Form 10-K.

Committees of the Board of Directors

Audit Committee

We have separately designated an Audit Committee. The Audit Committee is responsible for, among other things, the appointment, compensation, removal and oversight of the work of the Company’s independent registered public accounting firm, overseeing the accounting and financial reporting process of the Company, and reviewing related person transactions. Our Audit Committee is comprised of Peter McDonough and Candace Crawford. Under NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Also, as a smaller reporting company, we are only required to maintain an audit committee of two independent directors. Our Board has determined that Peter McDonough and Candace Crawford are independent under NYSE listing standards and applicable SEC rules. Candace Crawford is the Chairperson of the audit committee. Each member of the audit committee is financially literate and our Board has determined that Candace Crawford qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The Audit Committee operates under a written charter adopted by the Board of Directors, which can be found in on our website at www.splashbeveragegroup.com. During 2021, the Audit Committee held four meetings in person or through conference calls.

Compensation and Management Resources Committee

We have established a Compensation and Management Resources Committee of our Board of Directors. The purpose of the Compensation and Management Resources Committee is to assist the Board in discharging its responsibilities relating to executive compensation, succession planning for the Company’s executive team, and to review and make recommendations to the Board regarding employee benefit policies and programs, incentive compensation plans and equity-based plans.

The members of our Compensation and Management Resources Committee are Peter McDonough and Candace Crawford. Candace Crawford is the chairperson of the Compensation and Management Resources Committee.

Under NYSE listing standards, we are required to have at least two members of the compensation committee, all of whom must be independent directors. Our board of directors has determined that each of Peter J. McDonough and Candace Crawford is independent under NYSE listing standards. The Compensation and Management Resources Committee is responsible for, among other things, (a) reviewing all compensation arrangements for the executive officers of the Company and (b) administering the Company’s stock option plans. The Compensation and Management Resource Committee operates under a written charter adopted by the Board of Directors, which can be found on our website at www.splashbeveragegroup.com within the “Investor Information” section.

The duties and responsibilities of the Compensation and Management Resources Committee in accordance with its charter are to review and discuss with management and the Board the objectives, philosophy, structure, cost and administration of the Company’s executive compensation and employee benefit policies and programs; no less than annually, review and approve, with respect to the Chief Executive Officer and the other executive officers (a) all elements of compensation, (b) incentive targets, (c) any employment agreements, severance agreements and change in control agreements or provisions, in each case as, when and if appropriate, and (d) any special or supplemental benefits; make recommendations to the Board with respect to the Company’s major long-term incentive plans applicable to directors, executives and/or non-executive employees of the Company and approve (a) individual annual or periodic equity-based awards for the Chief Executive Officer and other executive officers and (b) an annual pool of awards for other employees with guidelines for the administration and allocation of such awards; recommend to the Board for its approval a succession plan for the Chief Executive Officer, addressing the policies and principles for selecting a successor to the Chief Executive Officer, both in an emergency situation and in the ordinary course of business; review programs created and maintained by management for the development and succession of other executive officers and any other individuals identified by management or the Compensation and Management Resources Committee; review the establishment, amendment and termination of employee benefits plans, review employee benefit plan operations and administration; and any other duties or responsibilities expressly delegated to the Compensation and Management Resources Committee by the Board from time to time relating to the Committee’s purpose.

The Compensation and Management Resources Committee may request any officer or employee of the Company or the Company’s outside counsel to attend a meeting of the Compensation and Management Resources Committee or to meet with any members of, or consultants to, the Compensation and Management Resources Committee. The Company’s Chief Executive Officer does not attend any portion of a meeting where the Chief Executive Officer’s performance or compensation is discussed, unless specifically invited by the Compensation and Management Resources Committee.

The Compensation and Management Resources Committee has the sole authority to retain and terminate any compensation consultant to be used to assist in the evaluation of director, Chief Executive Officer or other executive officer compensation or employee benefit plans and has sole authority to approve the consultant’s fees and other retention terms. The Compensation and Management Resources Committee also has the authority to obtain advice and assistance from internal or external legal, accounting or other experts, advisors and consultants to assist in carrying out its duties and responsibilities and has the authority to retain and approve the fees and other retention terms for any external experts, advisors or consultants.

During 2021, the Compensation Management Resources Committee held two meetings in person or through conference calls.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for overseeing the appropriate and effective governance of the Company, including, among other things, (a) nominations to the Board of Directors and making recommendations regarding the size and composition of the Board of Directors and (b) the development and recommendation of appropriate corporate governance principles. The Nominating and Corporate Governance Committee consists of Peter McDonough and Candace Crawford, each of whom is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide). The Chairperson of the committee is Peter McDonough. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, which can be found on our website at www.splashbeveragegroup.com within the “Investor Information” section.

The Nominating and Corporate Governance Committee adheres to the Company’s bylaws provisions and Securities and Exchange Commission rules relating to proposals by stockholders when considering director candidates that might be recommended by stockholders, along with the requirements set forth in the committee’s Policy with Regard to Consideration of Candidates Recommended for Election to the Board of Directors, also available on our website. The Nominating and Corporate Governance Committee of the Board of Directors is responsible for identifying and selecting qualified candidates for election to the Board of Directors prior to each annual meeting of the Company’s stockholders. In identifying and evaluating nominees for director, the Committee considers each candidate’s qualities, experience, background and skills, as well as other factors, such as the individual’s ethics, integrity and values which the candidate may bring to the Board of Directors.

During 2021, the Compensation Management Resources Committee held two meetings in person or through conference calls.

Meetings of the Board of Directors same as above

During 2021, the Board of Directors held five meetings. During 2021, each member of our Board of Directors attended at least 75% of the aggregate of all meetings of our Board of Directors and of all meetings of committees of our Board of Directors on which such member served that were held during the period in which such director served.

The Board of Directors also approved certain actions by unanimous written consent.

Director Independence

The NYSE listing standards require that a majority of our Board be independent. Our Board has determined that Peter J. McDonough and Candace Crawford are “independent directors” as defined in the NYSE listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Involvement in Certain Legal Proceedings

Our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

7.	Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

8.	Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board leadership structure and role in risk oversight

The Board of Directors oversees our business and affairs and monitors the performance of management. In accordance with corporate governance principles, the Board of Directors does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chief Executive Officer and other key executives, visits to the Company’s facilities, by reading the reports and other materials that we send them and by participating in Board and committee meetings. Each director’s term will continue until the election and qualification of his or her successor, or his or her earlier death, resignation or removal.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers (including our Chief Executive Officer, Chief Financial Officer and any person performing similar functions) and employees. Our Code of Ethics is available at our website at www.splashbeveragegroup.com.

Item 11. Executive Compensation

The following table sets forth information for our two most recently completed fiscal years concerning all of the compensation awarded to, earned by or paid to the executive officers named below.

Name	Year	Salary	Bonus	Stock Awards	Options	Total
Robert Nistico	2020	325,000	162,500	—	750,000	1,237,500
Robert Nistico	2021	325,000	162,500	—	1,378,000	1,865,500

Bill Meissner	2020	272,500	—	—	937,501	1,210,001
Bill Meissner	2021	325,000	162,500	—	260,000	747,500

Dean Huge	2020	150,000	30,000	—	450,000	630,000
Dean Huge	2021	150,000	30,000	225,334	—	405,334

Directors Compensation

During the fiscal year ended December 31, 2021, our directors were paid compensation in both cash and options for serving as Directors of the Company.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the total outstanding equity awards as of December 31, 2021, for each Named Executive Officer:

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Option Awards Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date
Robert Nistico	12/9/2019	159,008	—	2.19	12/8/2024
Robert Nistico	9/30/2021	176,667	353,333	2.60	9/29/2026
Bill Meissner	9/30/2021	33,333	66,667	2.60	9/29/2026

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2022, and as adjusted to reflect the sale of common stock in this offering, for:

●	each of our current directors and executive officers;

●	all of our current directors and executive officers as a group; and

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

 Except as indicated by the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and sole investment power with respect to all shares of common stock that they beneficially, subject to applicable community property laws. Unless otherwise specified, the address for each of the persons named in the table is 1314 E Las Olas Blvd. Suite 221, Fort Lauderdale, Florida 33301.

 Our calculation of the percentage of beneficial ownership prior to this offering is based on 25,655,515 shares of common stock outstanding as of April 2, 2021. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or persons, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person or persons (and only such person or persons) by reason of these acquisition rights.

Name	Shares of Common Stock	Percentage of Common Stock
Executive Officers and Directors
Robert Nistico	1,310,070	3.9%

Justin Yorke(1)	5,766,690	17.2%

Peter McDonough	22,716	0.1%

Candace Crawford	—	—

Officers and Directors as a Group (5 individuals)	7,099,475	21.1%
5% or greater owners:
LK Family Partnership	1,788,376	5.3%

Total	8,887,851	35.0%

(1)	Of which 2,812,000 shares are held by WesBev LLC, 1,398,011 shares are held by JMW Fund LLC, 790,853 shares are held by San Gabriel LLC and 765,825 shares are held by Richland Fund LLC. All funds are managed by Mr. Yorke.

Item 13. Certain Relationships and Related Transactions and Director Independence.

 The following is a description of the transactions and series of similar transactions, since January 1, 2021, that we were a participant or will be a participant in, which:

●	the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers, holders of more than 5% of our capital stock (which we refer to as “5% stockholders”) or any member of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers.

During the normal course of business, we incurred expenses related to services provided by our CEO or Company expenses paid by our CEO, resulting in related party payables, net of $0 as of March 31, 2021. The related party payable to the CEO bears no interest and is due on demand. We also assumed a $50,000 note for the President of WesBev LLC, a Nevada limited liability company (“WesBev”) who the majority shareholder of CMS

Effective June 21, 2019, WesBev acquired 2,666,667 shares of common stock from Michael J. West, a founder, director and former principal shareholder of the Company, consisting of approximately 69.7% of the issued and outstanding shares of the Company at the time of the purchase. As part of his agreement with WesBev, Mr. West undertook to appoint or cause the appointment of up to three persons nominated by WesBev to the board of directors of the Company. Effective June 21, 2019, the Company sold 112,000 shares of common stock to WesBev for $100,000. Following these stock purchases WesBev beneficially owned 2,812,000 shares.

Item 14. Principal Accounting Fees and Services.

December 31, 2021

Audit	$182,430
Audit related	—
Tax	3,200
Total	$185,630

December 31, 2020

Audit	$120,352
Audit related	—
Tax	3,200
Total	$123,552

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

SPLASH BEVERAGE GROUP, INC. (Registrant)

Date: March 31, 2022	By:	/s/ Robert Nistico
	Name:	Robert Nistico
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Signature	Title	Date

/s/ Robert Nistico
Robert Nistico	Chief Executive Officer and Director	March 31, 2022
(Principle Executive Officer)

/s/ Fatima Dhalla
Fatima Dhalla	Interim Chief Financial Officer, Treasurer, Secretary	March 31, 2022
(Principal Financial and Accounting Officer)
/s/ Justin Yorke
Justin Yorke	Director	March 31, 2022

/s/Peter McDonough	Director	March 31, 2022
Peter McDonough

/s/ Candace Crawford
Candace Crawford	Director	March 31, 2022

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement dated June 10, 2021 between Splash Beverage Group and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (incorporated by reference herein to Exhibit 1.1 to the Current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2021)

1.2	Underwriting Agreement dated June 10, 2021 between Splash Beverage Group and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (incorporated by reference herein to Exhibit 1.1 to the Current report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2022)

2.1	Agreement and Plan of Merger dated December 31, 2019 by and among Canfield Medical Supply, Inc., SBG Acquisition, Inc., and Splash Beverage Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated January 7, 2020)*

2.2	Form of Amendment No. 1 to the Agreement and Plan of Merger (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 7, 2020)

3.1	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form 8-K1 filed with the SEC on November 15, 2021)

3.2	Articles of Incorporation filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.1 filed with Form8-K filed with the SEC on November 15, 2021)

3.3	Articles of Merger filed with the Secretary of State of the State of Nevada (incorporated by reference herein to Exhibit 2.2 filed with Form8-K filed with the SEC on November 15, 2021)

3.4	Statement of Merger filed with the Secretary of State of the State of Colorado (incorporated by reference herein to Exhibit 2.3 filed with Form8-K filed with the SEC on November 15, 2021)

4.1	Form of Common Stock Certificate

4.2	Form of Investor Warrant (incorporated by reference to exhibit 4.1 filed with the Current Report on Form 8-K filed with the SEC on June 15, 2021)

4.3	Warrant Agent Agreement between Splash Beverage Group Inc. and Equinity Trust Company dated as of June 15, 2001 (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed with the SEC on June 15, 2021)

4.4	Description of Capital Stock

10.1	Form of SBG Warrant (incorporated by reference herein to Exhibit 10.4 filed with Form 8-K filed with the SEC on April 6, 2020)

10.2	Form of New Warrant (incorporated by reference herein to Exhibit 10.5 filed with Form 8-K filed with the SEC on April 6, 2020)

10.3	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on August 18, 2020)

10.4	Revenue Loan and Security Agreement dated (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on December 31, 2020)

10.5	Asset Purchase Agreement dated (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on December 31, 2020)

10.6	Convertible Promissory Note dated (incorporated by reference herein to Exhibit 10.3 filed with Form 8-K filed with the SEC on December 31, 2020)

10.7	An Agreement Regarding Other Accounts Payable dated (incorporated by reference herein to Exhibit 10.4 filed with Form 8-K filed with the SEC on December 31, 2020)*

10.8	Martin Employment Agreement dated (incorporated by reference herein to Exhibit 10.5 filed with Form 8-K filed with the SEC on December 31, 2020)

10.9	Non-Competition, Non-Solicitation and Confidential Information Agreement (incorporated by reference herein to Exhibit 10.6 filed with Form 8-K filed with the SEC on December 31, 2020)*

10.10	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on January 21, 2021)

10.11	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on January 21, 2021)

10.12	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on February 2, 2021)

10.13	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on February 2, 2021)*

10.14	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on February 12, 2021)

10.15	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on February 12, 2021)*

10.16	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on March 2, 2021)

10.17	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on March 2, 2021)

21.1	Subsidiaries (incorporated by reference herein to Exhibit 21.1 filed with Form 10-K filed with the SEC on March 8, 2021)

23.1	Consent of Daszkal Bolton LLP*

31.1	Certification by CEO (filed herewith electronically)

31.2	Certification by CFO (filed herewith electronically)

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith electronically)

*101.INS	Inline XBRL Instance Document (filed herewith)
*101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Interactive data files are furnished but not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.