Form 10-Q
period 2022-03-31
SPLASH BEVERAGE GROUP, INC.
filed 2022-05-16
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 value per share	SBEV	NYSE American LLC
Warrants to purchase one whole share of common stock at an exercise price of $4.60	SBEV- WT	NYSE American LLC

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

☐ Yes ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

 As of May 16, 2022, there were 36,669,828 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.
FORM 10-Q
March 31, 2022

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.
Condensed Consolidated Financial Statements

March 31, 2022

Splash Beverage Group, Inc .
Condensed Consolidated Balance Sheets
March 31, 2022 and December 31, 2021
(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$8,495,672	$4,181,383
Accounts Receivable, net	1,394,293	1,114,452
Prepaid Expenses	653,036	607,178
Inventory, net	2,056,985	1,923,479
Other receivables	45,811	41,939
Assets from discontinued operations	252,297	473,461
Total current assets	12,898,094	8,341,892

Non-current assets:
Deposit	$206,508	$330,886
Intangible assets	5,763,318	5,861,335
Investment in Salt Tequila USA, LLC	250,000	250,000
Right of use asset, net	950,851	1,031,472
Property and equipment, net	542,535	569,785
Total non-current assets	7,713,212	8,043,478

Total assets	$20,611,306	$16,385,370

Liabilities and Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	1,517,305	$1,901,535
Liability to issue shares	476,667	—
Sales tax payable	15,322	11,924
Right of use liability - current	284,372	294,067
Related party notes payable	312,351	653,081
Notes payable, current portion	2,171,068	2,967,812
Shareholder advances	110,000	390,500
Accrued interest payable	154,209	171,452
Liabilities from discontinued operations	392,497	389,086
Total current liabilities	5,433,791	6,779,457

Long-term Liabilities:

Liability to issue shares in APA	—	—
Right of use liability - noncurrent	668,693	732,686
Total long-term liabilities	668,693	732,686

Total liabilities	6,102,484	7,512,143

Common stock, (mezzanine shares) 12,605,283 shares, contingently convertible to notes payable at December 31, 2020	—	—

Deficiency in stockholders’ equity (deficit):
Common Stock, $0.001 par, 150,000,000 shares authorized, 36,669,828 and 33,596,232 shares issued 36,669,828 and 33,596,232 outstanding, at March 31, 2022 and December 31, 2021, respectively	36,670	33,596
Additional paid in capital	111,107,116	99,480,188
Accumulated deficit	(96,634,964)	(90,640,557)
Total deficiency in stockholders’ equity	14,508,822	8,873,227

Total liabilities, mezzanine shares and deficiency in stockholders’ equity	$20,611,306	$16,385,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statements of Operations
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	Three months ended March 31,
	2022	2021

Gross sales	$4,071,356	$2,190,525
Customer discounts	(144,783)	(51,601)

Net revenues	3,926,573	2,138,924
Cost of goods sold	(3,094,571)	(1,621,504)
Gross profit	832,002	517,420

Operating expenses:
Contracted services	431,545	276,511
Salary and wages	785,651	833,851
Salary and wages - non-cash share-based compensation	1,242,697	1,186,596
Other general and administrative	2,222,238	2,072,659
Other general and administrative - non-cash share-based compensation	1,112,845	654,854
Sales and marketing	720,979	41,878
Total operating expenses	6,515,955	5,066,349

Loss from continuing operations	(5,683,953)	(4,548,929)

Other income/(expense):

Interest expense	(85,879)	(92,097)
Gain from debt extinguishment	—	1,319
Total other (expense)	(85,879)	(90,778)

Provision for income taxes	—	—

Net loss from continuing operations, net of tax	(5,769,831)	(4,639,707)

Net loss /income from discontinued operations, net of tax	(224,576)	197,488

Net loss	$(5,994,408)	$(4,442,219)

Loss per share - continuing operations
Basic	$(0.16)	$(0.19)
Dilutive	(0.16)	(0.19)

Weighted average number of common shares outstanding - continuing operations
Basic and dilutive	35,188,404	24,642,532

Income/(loss) per share - discontinued operations
Basic	$(0.00)	$(0.00)
Dilutive	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - discontinued operations
Basic	35,188,404	24,642,532
Dilutive	35,188,404	26,965,927

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2022 and 2021

	2022	2021
Total stockholders’ equity, beginning balances	8,873,227	(9,350,724)

Common stock and additional paid-in capital
Beginning balances	99,513,784	52,239,012
Issuance of common stock upon conversion of convertible instruments	1,206,510
Issuance of warrants for services	1,242,697	1,186,596
Issuance of common stock for services	1,113,395	731,035
Issuance of common stock for cash	8,067,400	4,350,624
Reclassification of Mezzanine shares	—	9,248,720
Ending balances	111,143,786	67,935,987

Accumulated deficit
Beginning balances	(90,640,557)	(61,589,735)
Net loss	(5,994,407)	(4,442,219)
Ending balances	(96,544,694)	(66,031,954)

Total stockholders’ equity, ending balances	14,508,822	1,904,032

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statement Cash Flows
For the Three Months Ended March 31, 2022 and 2021
(Unaudited)

	2022	2021
Net loss	$(5,994,407)	$(4,442,219)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	205,888	76,506
Finance charges	(1,128,000)	—
Beneficial conversion	106,061	—
Non-cash warrant expense	1,242,697	1,186,596
Share-based compensation	1,112,845	731,035
Other noncash changes	64,896	(362,516)
Changes in working capital items:
Accounts receivable, net	(279,841)	(318,194)
Inventory, net	(133,506)	(70,391)
Prepaid expenses and other current assets	(114,626)	22,453
Deposits	124,378	—
Accounts payable and accrued expenses	97,776	(469,562)
Accrued Interest payable	19,953	26,253
Net cash used in operating activities - continuing operations	(4,675,886)	(3,620,039)

Net cash used in operating activities - discontinued operations	224,575	(40,082)

Cash Flows from Investing Activities:
Capital Expenditures	—	—
Investment in Salt Tequila USA, LLC	—	—
Cash used for Copa acquisition	—	—
Net cash acquired in Canfield merger	—	—
Net cash used in investing activities - continuing operations	—	—

Net cash used in investing activities - discontinued operations		—

Cash Flows from Financing Activities:
Proceeds from issuance of Common stock	9,203,074	4,530,624
Cash advance from shareholder	—	416,201
Repayment of cash advance		(107,966)
Proceeds from issuance of debt		—
Principal repayment of debt	(437,474)	(333,333)
Net cash provided by financing activities - continuing operations	8,765,600	4,505,526

Net cash provided by financing activities - discontinued operations	—	—

Net Change in Cash and Cash Equivalents	4,314,289	845,405

Cash and Cash Equivalents, beginning of year	4,181,383	380,000

Cash and Cash Equivalents, end of year	$8,495,672	$1,225,405

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$10,000	$—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable and accrued interest converted to common stock (223,596 shares)	843,480	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

Splash seeks to identify, acquire, and build early stage or under-valued beverage brands that have strong growth potential within its distribution system. Splash’s distribution system is comprehensive in the US and is now expanding to select attractive international markets. The Splash brand portfolio is growing and diverse, covering multiple categories that are exhibiting strong growth in both the non-alcohol and alcohol sectors. Through its wholly owned subsidiary Qplash, Splash’s distribution reach includes e-commerce access to both B-to-B and B-to-C customers. Q-plash markets well known beverage brands to customers throughout the US that prefer delivery direct to their office, facilities and or homes.

On February 2021, Management initiated a plan to divest its Canfied Medical Supply, Inc. (“CMS”) business. As a result, the assets and operations of CMS have been retrospectively reflected as discontinued operations. On November 12, 2021 the Company changed its state of Domicile from Colorado to Nevada.

In coordination with uplisting to the NYSE on June 11, 2021 the Company consummated a 1.0 for 3.0 reverse stock split. All common stock shares stated herein have been adjusted on a retrospective basis to reflect the split.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These condensed consolidated financial statements include the accounts of Splash Beverage Group and its wholly owned subsidiaries, Holdings, Copa di Vino, Inc.(‘CdV”) and Splash Mexico., CMS is reflected as discontinued operations. All intercompany balances have been eliminated in consolidation.

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP).

The accompanying condensed financial statements have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three months ended March 31, 2022 and 2021 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in GAAP have been condensed or omitted. The results of operations for the period ended March 31, 2022 are not necessarily indicative of the operating results for the full year.

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

Cash Equivalents and Concentration of Cash Balance

We consider all highly liquid securities with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at March 31, 2022 or December 31, 2021.

Our cash in bank deposit amounts, at times, may exceed federally insured limits of $250,000. At March 31, 2022 we had $7,632,587 in excess of the federally insured limits. Our bank deposit amounts in Mexico $2,169 are uninsured.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated recoverable amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. We establish provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions. At March 31, 2022 and December 31, 2021, our accounts receivable amounts are reflected net of allowances of $13,949 and $45,203, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at March 31, 2022 and December 31, 2021 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. We establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. We manage inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $253,703 and $223,223 at March 31, 2022 and December 31, 2021, respectively.

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

Depreciation expense totaled $30,695 and $43,487 for the three months ended March 31, 2022 and March 31, 2021, respectively. Property and equipment as of March 31, 2022 and December 31, 2021 consisted of the following:

	2022	2021
Machinery & equipment	1,108,870	1,108,870
Buildings	282,988	279,543
Leasehold improvements	662,537	662,537
Office furniture & equipment	70,960	70,960
Total cost	2,125,355	2,121,910
Accumulated depreciation	(1,582,820)	(1,552,125)
Property, plant & equipment, net	542,535	569,785

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

The liabilities and indebtedness presented on the condensed consolidated financial statements approximate fair values at March 31, 2022 and December 31, 2021, consistent with recent negotiations of notes payable and due to the short duration of maturities and market rates of interest.

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

Distribution expenses to transport our finished goods products, where applicable, and warehousing expense are accounted for within operating expenses. Distribution expense is capitalized as part of inventory as the materials are received by our distillery, co-packer or internal/external warehouse.

Cost of Goods Sold

Cost of goods sold include the costs of products, packaging, transportation, warehousing, and costs associated with valuation allowances for expired, damaged or impaired inventory.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”. Under the fair value recognition provisions, cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the award’s vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock-based awards. We early adopted ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which aligns accounting treatment for such awards to non-employees with the existing guidance on employee share-based compensation in ASC 718.

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at March 31, 2022 and December 31, 2021.

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

Weighted average number of shares outstanding for awards granted from 2021 to 2022 excludes anti-dilutive common stock equivalents, including warrants to purchase 3 million shares of common stock for nominal consideration.

Advertising

We conduct advertising for the promotion of our products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. We recorded advertising expense of $87,590 and $1,987 for the three-months ended March 31, 2022 and 2021, respectively.

Goodwill and Intangibles Assets

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

Intangible assets consist of customer lists, brands and license agreements acquired in the acquisition of CdV. The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives of 15 years.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with the current year presentation.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	March 31, 2022	December 31, 2021
Notes Payable and Convertible Notes Payable
In March 2014, we entered into a short-term loan agreement with an entity in the amount of $200,000. The note included warrants for 272,584 shares of common stock at $0.94 per share. The warrants expired unexercised on February 28, 2017. The loan matured and remains in default.	8%	200,000	200,000

In September 2021, we entered into a twelve-month loan with a company in the amount of $208,000. The loan requires 12 amortized payments with the final payment due August 2022.	4.8%	46,870	116,478

In December 2020, we entered into a 56 month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% of the previous months revenue. Note is due September 2025	17%	1,396,198	1,423,334

In April 2021, we entered into a six-month convertible loan with an individual in the amount of $84,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to August 2022.	7%	84,000	84,000

In April 2021, we entered into a six-month convertible loan with an individual in the amount of $84,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to August 2022.	7%	84,000	84,000

In May 2021, we entered into a six-month convertible loan with an individual in the amount of $50,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to August 2022.	7%	50,000	50,000

In May 2021, we entered into a six-month convertible loan with an individual in the amount of $500,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The principal and interest was converted into shares of common stock in February 2022.	7%	—	500,000

In May 2021, we entered into a six-month convertible loan with an individual in the amount of $10,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to August 2022.	7%	10,000	10,000

In May 2021, we entered into a six-month convertible loan with an individual in the amount of $200,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The principal and interest was converted into shares of common stock in February 2022.	7%	—	200,000

In November 2021, we entered into a one-year convertible loan with an individual in the amount of $300,000. The loan expires November 2022 with the principal and interest due at maturity.	7%	300,000	300,000

	Total notes payable and convertible notes payable	$2,171,068	$2,967,812

	Less current portion	(2,171,068)	(2,967,812)

	Long-term notes payable and convertible notes payable	$—	$—

Interest expense on notes payable was $81,700 and $9,625 for the three months ended March 31, 2022 and 2021, respectively. Accrued interest was $154,209 at March 31, 2022.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 3– Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

	Interest Rate	March 31, 2022	December 31, 2021
Related Parties Notes Payable

In December 2020, we entered into an 18 month loan with an individual in the amount of $2,000,000. The loan requires 18 monthly amortized payments of principal and interest in the amount of $114,444 with the final payment due June 2022.	2.0%	312,351	653,081

	Less current portion	(312,351)	(653,081)

	Long-term notes payable	$—	$—

Interest expense on related party notes payable was $2,602 and $0 for the three months ended March 31, 2022 and 2021, respectively. Accrued interest was $0 as of March 31, 2022.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 – Licensing Agreement and Royalty Payable

We have a licensing agreement with ABG TapouT, LLC (“TapouT”), providing us with licensing rights to the brand “TapouT” on energy drinks, energy shots, water, teas and sports drinks for beverages sold in the United States of America, its territories, possessions, U.S. military bases and Mexico. Under the terms of the agreement, we are required to pay a 6% royalty on net sales, as defined. We are required to make minimum monthly payments of $54,450 in 2022 and $49,500 in 2021.

There were no unpaid royalties at March 31, 2022. We paid the guaranteed minimum royalty payments of $163,350 and $148,500 for the three-months ended March 31, 2022 and 2021, which is included in general and administrative expenses.

In connection with the Copa APA, we acquired the license to certain patents from 1/4 Vin SARL (“1/4 Vin”) On February 16, 2018, the CdV entered into three separate license agreements with 1/4 Vin SARL, (1/4 Vin). 1/4 Vin has the right to license certain patents and patent applications relating to inventions, systems, and methods used in our manufacturing process. In exchange for notes payable, 1/4 Vin granted us a nonexclusive, royalty-bearing, non-assignable, nontransferable, terminable license which would continue until the subject equipment is no longer in service or the patents expire. Amortization is approximately $31,000 annually until the license agreement is fully amortized. The asset is being amortized over a 10-year useful life.

Note 5– Stockholders’ Equity

Common Stock

At March 31, 2021, we issued 168,333 shares of common stock in exchange for services provided to us. At September 30, 2021, we issued 2,136,819 shares of common stock in exchange for services provided to us. At December 31, 2021, we issued 977,497 shares of common stock in exchange for services provided to us. At March 31, 2022, we issued 550,000 shares of common stock in exchange for services, and 2,300,000 as part of our S3 drawdown and convertible instruments. For the three-month-ended March 31, 2022 the shares were valued at a fair market value stock price based on the agreement date. We recognized share-based compensation expense for the three-months ended March 31, 2022 of $2,355,542, which is classified within the other general and administrative line on our Condensed Consolidated Statements of Operations.

Private Placement Memorandum (PPM)

In January 2021, the Board of Directors approved a private placement offering of 1,212,121 shares of the common stock of the Company, $0.001 value per share at a purchase price of $3.30 per share for aggregate gross proceeds of $4,000,000 (“PPM”). As part of the PPM, each purchaser received a warrant to purchase one share for every two shares purchased. In February 2021, we completed our PPM by issuing a total of 1,212,355 of shares and 606,178 warrants receiving gross proceeds of approximately $4,000,000.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 5 – Stockholders’ Equity, continued

Stock Plans

2020 Plan

On August 2020, the Board adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights, Performance Units and Performance Bonuses to consultants and eligible recipients. The total number of shares that may be issued under the 2020 plan was 2,313,133 at the time the 2020 plan was adopted

The 2020 Plan has an “EVERGREEN” feature, which provides for the annual increase in the number of shares issuable under the plan by an amount equal to 5% of the number of issued and outstanding common shares at year end, unless otherwise adjusted by the board. At January 1, 2021 AND 2022, the number of shares issuable under the 2020 plan increased by 1,057,852 and 1,679,812 shares, respectively.

During the three-month period ended March 31, 2022, the company granted 773,596 shares under the 2020 plan. At March 31, 2022, the total number of awards that may be issued under the 2020 plan was 2,123,703.

The fair value of stock options recognized in the period has been estimated using the Black-Scholes option pricing model.

The company did not grant any new options, warrants, or shares in Q1 2022 that would fall under the 2020 plan.

Shareholder Advances and Liability to Issue Stock and Warrants

We have various agreements with consultants in the amount of 0.5 million shares to be issued by in Q2 2022. The stock price will be valued   using the 10-day average price of the company’s stock from the issuance date. As part of our private placement memoranda, we owe an investor 33,333 shares at $3.30 of the Company’s common stock which will be issued in Q2 2022.

Note 6 – Related Parties

There are related party notes payable of $0.3 and $0.7 million outstanding as of March 31, 2022 and December 31,2021, respectively. See note 3.

Note 7 – Investment in Salt Tequila USA, LLC

We have a marketing and distribution agreement with SALT Tequila USA, LLC (“SALT”) for the manufacturing of our Tequila product line in Mexico.

We have a 22.5% percentage ownership interest in SALT, have the right to increase our ownership to 37.5%. This investment is accounted for at cost, due to our inability to exercise significant influence over the assets and operations.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 8 – Operating Lease Obligations

Effective July 2018, we entered into a lease agreement for the right to use and occupy office space. The lease term commenced July 1, 2018 and is scheduled to expire after 36 months, on June 30, 2021. In July 2021, we executed a two-year renewal at the same monthly amount.

Effective November 2019, we entered into a new lease with Interport Logistics, LLC. The lease term commenced on November 11, 2019 and is scheduled to expire on November 11, 2022.

Effective May 2019, we entered into a new lease in Mexico. The lease commenced May 1, 2019 and is scheduled to expire after 24 months, on April 1, 2021. Our new 1 year lease agreement is renewed annually.

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

The following table presents the discounted present value of minimum lease payments for our office and warehouses to the amounts reported as financial lease liabilities on the condensed consolidated balance sheet at March 31, 2022:

Undiscounted Future Minimum Lease Payments	Operating Lease

2022 (Nine months remaining)	252,723
2023	279,790
2024	252,000
2025	252,000
Total	1,036,513
Amount representing imputed interest	(83,448)
Total operating lease liability	953,065
Current portion of operating lease liability	284,372
Operating lease liability, non-current	$668,693

The table below presents information for lease costs related to our operating leases at March 31, 2022:

Schedule of lease costs
Operating lease cost:
Amortization of leased assets	$386,475
Interest of lease liabilities	71,811
Total operating lease cost	$458,286

The table below presents lease-related terms and discount rates at March 31, 2022:

Summary of lease-related terms and discount rates
Remaining term on leases	4 to 45 months
Incremented borrowing rate	5.0%

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 9 – Business Combination

We consummated the acquisition of CdV on December 24, 2020. The purchase price consideration was comprised of $1.5 million in debt, $0.5 million in cash and $2.0 million in contingent shares, and a note payable for $2.0 million (see note 4) for total consideration of approximately $6.0 million.

 The following summarizes our allocation of the updated purchase price for the acquisition:

	Preliminary Purchase Accounting	Final Purchase Accounting
Accounts receivable, net	88,131	88,131
Other current assets	11,236	11,236
Inventory, net	273,951	273,951
Property and equipment, net	663,273	663,273
License agreement, net	222,095	222,095
Brands	—	4,459,000
Customer lists	—	957,000
Goodwill	5,672,823	256,823
Total indentifiable assets	6,931,509	6,931,509

Accounts payable and accrued expenses	882,297	882,297
Note payable	69,212	69,212
Equity	5,980,000	5,980,000
Total liabilities and equity	6,931,509	6,931,509

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 10 – Segment Reporting

The Company evaluates segment reporting in accordance with the FASB Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Executive Officer and Chief Financial Officer.

Note: The CdV business is included in our Splash Beverage Group segment.

Revenue	2022	2021
Splash Beverage Group	1,478,158	825,742
E-Commerce	2,448,415	1,313,182

Total Revenues continuing operations	3,926,573	2,138,924

Total Revenues discontinuing operations	114,071	278,777

Total assets	2022	2021
Splash Beverage Group	19,188,887	14,998,597
E-Commerce	1,170,122	913,312
Total assets discontinued operations	187,401	473,461

Total Assets	20,611,306	16,385,370

Note 11 – Commitment and Contingencies

We are a party to asserted claims and are subject to regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but we do not anticipate that the outcome, if any, arising out of any such matter will have a material adverse effect on its business, financial condition or results of operations.

Note 12 – Subsequent Events

None

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

Business Overview

Splash seeks to identify, acquire, and build early stage or under-valued beverage brands that have strong growth potential within its distribution system. Splash’s distribution system is comprehensive in the US and is now expanding to select attractive international markets. The Splash brand portfolio is growing and diverse, covering multiple categories that are exhibiting strong growth in both the non-alcohol and alcohol sectors. Through its wholly owned subsidiary Qplash, Splash’s distribution reach includes e-commerce access to both B-to-B and B-to-C customers. Q-plash markets well known beverage brands to customers throughout the US that prefer delivery direct to their office, facilities and or homes.

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

The 2020 Plan has an “EVERGREEN” feature, which provides for the annual increase in the number of shares issuable under the plan by an amount equal to 5% of the number of issued and outstanding common shares at year end, unless otherwise adjusted by the board. At January 1, 2021 AND 2022, the number of shares issuable under the 2020 plan increased by 1,057,852 and 1,679,812 shares, respectively.

Results of Operations for the Three Months Ended March 31, 2022 compared to Three Months Ended March 31, 2021.

Revenue

Revenues for the three months ended March 31, 2022 were $3,926,573 compared to revenues of $2,138,924 for the three months ended March 31, 2021. The $1,787,649 increase in sales is due to an increase from CdV ($505105) and within our vertically integrated B2B and B2C e-commerce distribution platform called Qplash ($1,135,233). Qp;ash sells goods on both Amazon and Shopify. ). Cost of goods sold for the three months ended March 31, 2022 were $3,094,571 compared to cost of goods sold for the three months ended March 31, 2021 of $1,621,504. The $1,473,066 increase in cost of goods sold for the three-month period ended March 31, 2022 is primarily due to our increased sales, and as our sales increased, our cost of sales for those sales correspondingly increased.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 were $6,515,955 compared to $5,066,349 for the three months ended March 31, 2021. The $1,449,606 increase in our operating expenses was primarily a result of recording the warrants issued pursuant to certain private placements conducted by the Company ($888,158), marketing spend ($633,389) and shipping costs ($296,941) offset by other operating expenses. The net loss for the three months ended March 31, 2022 was $5,994,407 as compared to a net loss of $4,442,219 for the three months ended March 31, 2021. The increase in net loss is due to our increase in operating expenses offset by our increase in revenues.

Interest Expense

Interest expenses for the three months ended March 31, 2022 were $85,879 compared to $92,211 for the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2022, we had total cash and cash equivalents of $8,495,672, as compared with $4,181,383 at December 31, 2021. The increase is primarily due to the gross proceeds of $8,100,000 received from the sale of 2.3 million shares of the Company’s registered common stock in February 2022 pursuant to the Company’s shelf registration statement on Form S-3.

Net cash used for operating activities during the three months ended March 31, 2022 was $4,675,886 as compared to the net cash used by operating activities for the three months ended March 31, 2021 of $3,620,039. The primary reasons for the change in net cash used is due to losses sustained and increases in inventory, offset by non-cash expenses relating to warrant expense ($1,242,697) and share-based compensation ($1,112,845).

For the period March 31, 2022 and 2021, did not use or receive cash relating to investing activities.

Net cash provided by financing activities during the three months ended March 31, 2022 was $8,765,000 compared to $4,505,526 provided from financing activities for the three months ended March 31, 2021. During the three months ended March 31, 2022, we received $9,203,074 from investors, which was offset by repayments debt holders of $437,474.

CONTRACTUAL OBLIGATIONS

Share obligation:

•         The company has a obligation to issue 500K shares to two marketing firms of which the cost associated to 167K shares was accrued for in Q1 2022.

Minimum Royalty Payments:

We have a licensing agreement with ABG TapouT, LLC (“TapouT”). Under the licensing agreement, we have minimum royalty payments to TapouT for the next two years.

●	2022 $653,000

●	2023 $653,000

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of March 31, 2022.

We hired a consultant to advise on technical issues related to U.S. generally accepted accounting principles as related to the maintenance of our accounting books and records and the preparation of our consolidated financial statements. Although we are aware of the risks associated with not having dedicated accounting personnel, we are also at an early stage in the development of our business. We anticipate expanding our accounting functions with dedicated staff and improving our internal accounting procedures and separation of duties when we can absorb the costs of such expansion and improvement with additional capital resources. In the meantime, management will continue to observe and assess our internal accounting function and make necessary improvements whenever they may be required. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

(b)	Changes in Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management assessed the effectiveness of the Company’s internal control over financial reporting at March 31, 2022, and this assessment identified some deficiencies in our internal control over financial reporting.

Remediation plan

The company has established two procedures to begin addressing the controls area. Each quarter Senior Managers respond to a questionnaire to identify areas that would impact the company’s financial statements to be reviewed against the reported financial statements. Also, quarterly financial packages are collected and reviewed with each subsidiary to analyze and ensure completeness of their financial statements.

The remediation plan includes:

●              Walk through and document critical process.

●              Review resources and organizational structure to address segregation of duty issues and support the jobs assigned.

●              Implement a BI tool that will replace Excel worksheets that can be prone to errors.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

No new risk factors noted since our Annual Report on Form 10-K for the year ended December 31, 2021.

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

SPLASH BEVERAE GROUP, INC.

Date: May 16, 2022	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO
(principal executive officer)

Date: May 16, 2022	By:	/s/ Ron Wall
Ron Wall, CFO
(principal accounting officer and principal financial officer)