Form 10-Q
period 2022-06-30
SPLASH BEVERAGE GROUP, INC.
filed 2022-08-15
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

☐ Yes ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

 As of August 15, 2022, there were 37,269,828 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.
FORM 10-Q
June 30, 2022

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.
Condensed Consolidated Financial Statements

 June 30, 2022

Splash Beverage Group, Inc.
Condensed Consolidated Balance Sheets
June 30, 2022 and December 31, 2021
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,206,208	$4,181,383
Accounts Receivable, net	1,612,131	1,114,452
Prepaid Expenses	609,703	607,178
Inventory, net	2,642,739	1,923,479
Other receivables	399,210	41,939
Assets from discontinued operations	—	473,461
Total current assets	9,469,991	8,341,892

Non-current assets:
Deposit	$94,674	$330,886
Goodwill	256,823	256,823
Other Intangible, net	5,408,478	5,604,512
Investment in Salt Tequila USA, LLC	250,000	250,000
Right of use asset	880,718	1,031,472
Property and equipment, net	509,054	569,785
Total non-current assets	7,399,747	8,043,478

Total assets	$16,869,738	$16,385,370

Liabilities and Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	2,376,302	$1,913,459
Right of use liability – current	287,885	294,067
Related party notes payable	—	653,081
Notes payable, current portion	1,320,500	2,967,812
Liability to issue common stock	308,400	—
Shareholder advances	—	390,500
Accrued interest payable	167,449	171,452
Liabilities from discontinued operations	—	389,086
Total current liabilities	4,460,536	6,779,457

Long-term Liabilities:
Notes payable – noncurrent	357,995	—
Right of use liability – noncurrent	593,523	732,686
Total long-term liabilities	951,518	732,686

Total liabilities	5,412,054	7,512,143

Stockholders’ equity:
Common Stock, $0.001 par, 150,000,000 shares authorized, 37,269,828 and 33,596,232 shares issued 37,269,828 and 33,596,232 outstanding, at June 30, 2022 and December 31, 2021, respectively	37,270	33,596
Additional paid in capital	113,820,805	99,480,188
Accumulated Comprehensive Income – Translation	(6,570)	—
Accumulated deficit	(102,393,821)	(90,640,557)
Total stockholders’ equity	11,457,684	8,873,227

Total liabilities, and stockholders’ equity	$16,869,738	$16,385,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2022 and June 30, 2021
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

Gross sales	$4,861,700	$3,435,453	$8,933,056	$5,623,757
Customer discount	(362,760)	(147,693)	(507,542)	(197,073)

Net revenues	4,498,940	3,287,760	8,425,514	5,426,684
Cost of goods sold	(3,825,785)	(2,382,707)	(6,920,356)	(4,004,211)
Gross profit	673,155	905,053	1,505,158	1,422,473

Operating expenses:
Contracted services	327,303	190,607	758,848	467,117
Salary and wages	1,131,612	637,778	1,917,263	1,310,221
Non-cash share-based compensation	2,772,369	4,150,044	5,342,494	6,078,682
Other general and administrative	1,605,961	2,459,603	3,828,199	4,206,796
Sales and marketing	665,059	174,727	1,171,455	216,605
Total operating expenses	6,502,304	7,612,759	13,018,259	12,279,421

Loss from continuing operations	(5,829,148)	(6,707,706)	(11,513,100)	(10,856,948)

Other income/(expense):
Interest income	2,709	1	2,709	115
Interest expense	(73,471)	(149,376)	(159,350)	(241,587)
Gain from debt extinguishment	—	96,077	—	97,396
Total other income/(expense)	(70,762)	(53,298)	(156,641)	(144,076)

Provision for income taxes	—	—	—	—

Net loss from continuing operations, net of tax	(5,899,910)	(6,761,004)	(11,669,741)	(11,001,024)

Net income (loss) from discontinued operations, net of tax	25,421	200,404	(199,154)	240,486

Gain on sale of discontinued operations	115,632	—	115,632	—

Income of discontinued operations	141,053	200,404	(83,522)	240,486

Net loss	$(5,758,857)	$(6,560,600)	$(11,753,264)	$(10,760,538)

(Loss) per share - continuing operations
Basic and dilutive	$(0.16)	$(0.25)	$(0.32)	$(0.42)

Weighted average number of common shares outstanding - continuing operations
Basic	36,675,323	27,356,918	35,935,972	26,003,605

Income/(Loss) per share - discontinuing operations
Basic and dilutive	$0.00	$0.01	$(0.01)	$0.01

Weighted average number of common shares outstanding - discontinuing operations
Basic	36,675,323	27,356,918	35,935,972	26,003,605
Dilutive	38,703,365	30,482,999	35,935,972	29,061,257

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Six months ended June 30, 2022 and 2021
(Unaudited)

							Total
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2020	21,157,043	21,157	—	—	52,217,855	(61,589,735)	(9,350,724)

Issuance of warrants for services	—	—	—	—	1,186,596	—	1,186,596
Issuance of common stock for services	168,333	168	—	—	730,867	—	731,035
Issuance of common stock and warrants for cash	1,174,476	1,174	—	—	4,529,450	—	4,530,624
Mezzanine shares	4,201,761	4,202	—	—	9,244,519	—	9,248,720
Net loss	—	—	—	—	—	(4,442,219)	(4,442,219)

Balances at March 31, 2021	26,701,613	26,702	—	—	67,909,286	(66,031,954)	1,904,003

Issuance of warrants for services	—	—	—	—	1,186,596	—	1,186,595
Issuance of common stock for services	—	—	—	—	1,369,918	—	1,369,918
Issuance of common stock and warrants for cash	3,780,303	3,780	—	—	15,096,160	—	15,099,940
Net loss		—	—	—		(6,560,600)	(6,560,600)

Balances at June 30, 2021	30,481,916	30,482	—	—	85,561,961	(72,592,554)	12,999,887

							Total
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2021	33,596,232	33,596	—	—	99,480,188	(90,640,557)	8,873,227

Issuance of common stock on convertible instruments	223,596	224	—	—	1,206,287	—	1,206,510
Issuance of warrants for services	—	—	—	—	1,242,697	—	1,242,697
Issuance of common stock for services	550,000	550	—	—	1,112,845	—	1,113,395
Issuance of common stock and warrants for cash	2,300,000	2,300	—	—	8,065,100	—	8,067,400
Net loss	—	—	—	—	—	(5,994,407)	(5,994,407)

Balances at March 31, 2022	36,669,828	36,670	—	—	111,107,116	(96,634,964)	14,508,823

Issuance of warrants for services		—	—	—	1,174,289	—	1,174,289
Issuance of common stock for services	500,000	500	—	—	1,429,500	—	1,430,000
Issuance of common stock and warrants for cash	100,000	100	—	—	109,900	—	110,000
Accumulated Comprehensive Income - Translation						(6,570)	(6,570)
Net loss		—	—	—		(5,758,857)	(5,758,857)

Balances at June 30, 2022	37,269,828	37,270	—	—	113,820,805	(102,400,391)	11,457,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statements of Cash Flows
For the Six -Months Ended June 30, 2022 and 2021
(Unaudited)

	2022	2021
Net loss	$(11,753,264)	$(10,760,538)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	256,765	80,048
Gain from debt extinguishment	—	(97,396)
Gain from sale of discontinued operation	115,632
Non-cash share-based compensation	5,070,833	3,941,904
Changes in working capital items:
Accounts receivable, net	(497,679)	(732,998)
Inventory, net	(719,260)	(437,827)
Prepaid expenses and other current assets	(81,462)	195,084
Deposits	236,212	—
Accounts payable and accrued expenses	237,892	268,930
Accrued Interest payable	26,480	(130,329)
Net cash used in operating activities - continuing operations	(7,107,851)	(7,673,122)

Net cash used in operating activities - discontinued operations	—	(240,486)

Cash Flows from Investing Activities:
Net cash used in investing activities - continuing operations	—	—

Cash Flows from Financing Activities:
Net Proceeds from issuance of Common stock	8,075,074	19,630,565
Cash advance from shareholder	—	469,500
Repayment of cash advance	—	(360,870)
Proceeds from issuance of debt	—	928,000
Principal repayment of debt	(942,398)	(1,189,832)
Net cash provided by financing activities - continuing operations	7,132,676	19,477,363

Net cash provided by financing activities - discontinued operations	—	—

Net Change in Cash and Cash Equivalents	24,825	11,563,755

Cash and Cash Equivalents, beginning of year	4,181,383	380,000

Cash and Cash Equivalents, end of year	$4,206,208	$11,943,755

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$122,527	$173,363

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable and accrued interest converted to common stock (223,596 shares)	1,206,511	—

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

On June 30, 2022, the Company entered into a Business Transfer and Indemnity Agreement (“Agreement”). Pursuant to the Agreement, the Company transferred and assigned the assets and liabilities from the CMS business. Pursuant to the Agreement the Company was paid $31,000 and recorded a gain of $115,632 for the three months ended June 30, 2022.

In coordination with uplisting to the NYSE on June 11, 2021, the Company consummated a 1.0 for 3.0 reverse stock split. All common stock shares stated herein have been adjusted on a retrospective basis to reflect the split.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These condensed consolidated financial statements include the accounts of Splash Beverage Group and its wholly owned subsidiaries, Splash International Holdings LLC, Splash Beverage Group Holding LLC, Splash Beverage Group II, Inc., Copa di Vino Wine Group, Inc. (“CdV”) and Splash Mexico SA de CV. CMS is reflected as discontinued operations until its disposal on June 30, 2022. All intercompany balances have been eliminated in consolidation.

Our accounting and reporting policies conform to accounting principles generally accepted in the United States of America (GAAP).

The accompanying condensed consolidated financial statements have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three and six months ended June 30, 2022 and 2021 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the period ended June 30, 2022 are not necessarily indicative of the operating results for the full year.

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

Cash Equivalents and Concentration of Cash Balance

We consider all highly liquid securities with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at June 30, 2022 or December 31, 2021.

Our cash in bank deposit amounts, at times, may exceed federally insured limits of $250,000. At June 30, 2022 we had $3,405,814 in excess of the federally insured limits. Our bank deposit amounts in Mexico of $2,000 are uninsured.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated recoverable amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. We establish provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions. At June 30, 2022 and December 31, 2021, our accounts receivable amounts are reflected net of allowances of $13,855 and $45,203, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method. The inventory balances at June 30, 2022 and December 31, 2021 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. We establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. We manage inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $68,349 and $223,223 at June 30, 2022 and December 31, 2021, respectively.

Property and Equipment

We record property and equipment at cost when purchased. Depreciation is recorded for property, equipment, and software using the straight-line method over the estimated economic useful lives of assets, which range from 3-39 years. Company management reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. Furniture and computer equipment of $60,626 were written off as of June 30, 2022

Depreciation expense totaled $43,534 and $36,561 for the three months ended June 30, 2022 and June 30, 2021, respectively. Depreciation expense totaled $74,229 and $80,048 for the six months ended June 30, 2022 and June 30, 2021, respectively. Property and equipment as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30, 2022	December 31, 2021
Machinery & Equipment	$1,108,870	1,108,870
Buildings	$293,040	279,543
Leasehold Improvements	$662,537	662,537
Office Furniture & Fixtures	$10,334	70,960
Property and equipment, at cost	$2,074,781	$2,121,910
Accumulated depreciation	$(1,565,727)	(1,552,125)
Property and equipment, net	$509,054	569,785

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

The liabilities and indebtedness presented on the condensed consolidated financial statements approximate fair values at June 30, 2022 and December 31, 2021, consistent with recent negotiations of notes payable and due to the short duration of maturities and market rates of interest.

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

Distribution expenses to transport our finished goods, where applicable, and warehousing expense are accounted for within operating expenses. Distribution expense is capitalized as part of inventory as the materials are received by our distillery, co-packer or internal/external warehouse.

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

Income Taxes

We use the liability method of accounting for income taxes as set forth in ASC 740, “Income Taxes”. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. We record a valuation allowance when it is more likely than not that the deferred tax assets will not be realized.

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at June 30, 2022 and December 31, 2021.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s convertible debt or preferred stock (if any), are not included in the computation if the effect would be anti-dilutive.

Advertising

We conduct advertising for the promotion of our products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. We recorded advertising expense of $131,327 and $150,753 for the three-months ended June 30, 2022 and 2021, respectively. We recorded advertising expense of $218,917 and $198,538 for the six months ended June 30, 2022 and 2021, respectively.

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

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Long-lived assets

The Company evaluates long-lived assets for impairment on an annual basis when relocating or closing a facility, or when events or changes in circumstances may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment loss is recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held-for-sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or using other valuation techniques.

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

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable and Related Party Notes Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	June 30, 2022	December 31, 2021
Notes Payable and Convertible Notes Payable
In March 2014, we entered into a short-term loan agreement with an entity in the amount of $200,000. The note included warrants for 272,584 shares of common stock at $0.94 per share. The warrants expired unexercised on February 28, 2017. The loan matured and remains in default.	8%	200,000	200,000

In September 2021, we entered into a twelve-month loan with a company in the amount of $208,000. The principal and interest was paid off in June 2022	4.8%	—	116,478

In December 2020, we entered into a 56 month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% of the previous months revenue. Note is due September 2025	17%	1,250,495	1,423,334

In April 2021, we entered into a six-month convertible loan with an individual in the amount of $84,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to August 2022.	7%	84,000	84,000

In April 2021, we entered into a six-month convertible loan with an individual in the amount of $84,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to August 2022.	7%	84,000	84,000

In May 2021, we entered into a six-month convertible loan with an individual in the amount of $50,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to August 2022.	7%	50,000	50,000

In May 2021, we entered into a six-month convertible loan with an individual in the amount of $500,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The principal and interest was converted into shares of common stock in February 2022.	7%	—	500,000

In May 2021, we entered into a six-month convertible loan with an individual in the amount of $10,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to August 2022.	7%	10,000	10,000

In May 2021, we entered into a six-month convertible loan with an individual in the amount of $200,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The principal and interest was converted into shares of common stock in February 2022.	7%	—	200,000

In November 2021, we entered into a one-year convertible loan with an individual in the amount of $300,000. The principal and interest was converted to shares of common stock in April 2022.	7%	0	300,000

	Total notes payable and convertible notes payable	$1,678,495	$2,967,812

	Less current portion	(1,320,500)	(2,967,812)

	Long-term notes payable and convertible notes payable	$357,995	$—

Interest expense on notes payable was $69,015 and $133,702 for the three months ended June 30, 2022 and 2021, respectively. Interest expense on notes payable was $150,715 and $203,236 for the six months ended June 30, 2022 and 2021, respectively. Accrued interest was $167,449 at June 30, 2022.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 3– Notes Payable and Related Party Notes Payable

	Interest Rate	June 30, 2022	December 31, 2021
Related Parties Notes Payable

In December 2020, we entered into an 18 month loan with an individual in the amount of $2,000,000. The loan was paid off in June 2022.	2.0%	—	653,081

	Less current portion	—	(653,081)

	Long-term notes payable	$—	$—

Interest expense on related party notes payable was $2,805 and $7,804 for the three months ended June 30, 2022 and 2021, respectively. Interest expense on related party notes payable was $5,407 and $15,839 for the six months ended June 30, 2022 and 2021, respectively. Accrued interest was $0 as of June 30, 2022.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 – Licensing Agreement and Royalty Payable

We have a licensing agreement with ABG TapouT, LLC (“TapouT”), providing us with licensing rights to the brand “TapouT” on energy drinks, energy shots, water, teas and sports drinks for beverages sold in the United States of America, its territories, possessions, U.S. military bases and Mexico. Under the terms of the agreement, we are required to pay a 6% royalty on net sales, as defined. We are required to make minimum royalty monthly payments of $54,450 in 2022 and $49,500 in 2021.

There were no unpaid royalties at June 30, 2022. Royalty payments including the minimum totaling $381,150 and $346,500 were made for the six months ended June 30, 2022 and 2021, respectively, these costs are included in general and administrative expenses.

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

Note 5– Stockholders’ Equity

Private Placement Memorandum (PPM)

In January 2021, the Board of Directors approved a Private Placement Memorandum (PPM) offering of 1,212,121 shares of the common stock of the Company, $0.001 value per share at a purchase price of $3.30 per share for aggregate gross proceeds of $4,000,000. As part of the PPM, each purchaser received a warrant to purchase one share for every two shares purchased. In February 2021, the Company issued a total of 1,212,355 shares and 606,178 warrants and received the gross proceeds of approximately $4,000,000.

During the quarter, the Company granted share-based awards to certain officers and consultants to purchase 146,000 shares of common stock at an exercise price of $2.31. The options were valued at $337,260.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 6 – Related Parties

There is no outstanding balance as of June 30, 2022 and $653,081 was outstanding as of December 31,2021. See note 3.

Note 7 – Investment in Salt Tequila USA, LLC

We have a marketing and distribution agreement with SALT Tequila USA, LLC (“SALT”) for the manufacturing of our Tequila product line in Mexico.

We have a 22.5% percentage ownership interest in SALT and have the right to increase our ownership to 37.5%. This investment is accounted for at cost, due to our inability to exercise significant influence over the assets and operations.

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

Effective May 2019, we entered into a new lease in Mexico. The lease commenced May 1, 2019 and was renewed on April 1, 2022 for one year.

Effective January 2021, we entered into a lease agreement for the right to use and occupy office space. The lease term commenced January 18, 2021 and was extended for one year to July 31, 2023.

Effective January 2021, we entered into a lease agreement for the right to use and occupy office and manufacturing space. The lease term commenced January 1, 2021 and is scheduled to expire after 60 months, on December 31, 2025.

The following table presents the discounted present value of minimum lease payments for our office and warehouses to the amounts reported as financial lease liabilities on the condensed consolidated balance sheet at June 30, 2022:

Undiscounted Future Minimum Lease Payments
2022 (six months)	173,323
2023	276,318
2024	252,000
2025	252,000
Total	953,641
Amount representing imputed interest	(72,233)
Total Operating Lease Liability	881,408
Current portion operating lease liability	287,885
Operating lease liability, non-current	593,523

The table below presents information for lease costs related to our operating leases at June 30, 2022

Amortization of leased assets	464,579
Interest of lease liabilities	83,188
Total operating lease cost	547,767

The table below presents lease-related terms and discount rates at June 30, 2022

Summary of lease-related terms and discount rates
Remaining term on leases	1 to 42 months
Incremented borrowing rate	5.0%

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 9 – Segment Reporting

The Company evaluates segment reporting in accordance with the FASB Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Executive Officer and Chief Financial Officer.

The CdV business is included in our Splash Beverage Group segment.

	Three-Months Ended		Six-Months Ended
Revenue	Q2 2022	Q2 2021	Q2 2022	Q2 2021
Splash Beverage Group	1,355,388	1,565,865	2,833,546	2,391,608
E-Commerce	3,143,553	1,721,895	5,591,968	3,035,076

Total Revenues continuing operations	4,498,941	3,287,760	8,425,514	5,426,684

Total Revenues discontinued operations	271,103	369,442	385,174	648,219

Total assets	2022	2021
Splash Beverage Group	15,270,000	14,998,597
E-Commerce	1,599,738	913,312
Medical Devices - Discontinued	—	473,461

Total Assets	16,869,738	16,385,370

Note 10 – Commitment and Contingencies

The Company signed an agreement to acquire 80% of Pulpoloco Sangria in a transaction that will give Splash control over the manufacturing and distribution of Pulpoloco across the US while adding international markets and capturing the additional margin and revenue.

On June 10, 2022, Copa Di Vino Corporation (“Copa”) filed a lawsuit against the Company in Broward County, Florida. The complaint alleges that the Company still owes part of the final payment under the December 24, 2020 Asset Purchase Agreement (“APA”) between Copa and the Company. Specifically, Copa maintains that 380,959 shares are owed. The parties are actively discussing amicable resolution on a framework both sides appear to be agreeable to. The Company will vigorously defend the case if a settlement is not reached. Litigation is uncertain, however, and no particular result can be assured.

We are a party to asserted claims and are subject to regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but we do not anticipate that the outcome, if any, arising out of any such matter will have a material adverse effect on its business, financial condition or results of operations.

Note 11– Subsequent Events

Subsequent to June 30, 2022 the Company's Board approved the issuance of 250,000 shares as a performance bonus pursuant to a consulting agreement.

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

On June 30, 2022, Management completed its plan to divest its CMS business. CMS was the entity used to execute the reverse merger for Splash to uplist its common stock to NYSE American. As a result, the assets and operations of CMS have been retrospectively reflected as discontinued operations. On November 12, 2021 the Company changed its state of Domicile from Colorado to Nevada.

In coordination with uplisting to the NYSE American on June 11, 2021 the Company consummated a 1.0 for 3.0 reverse stock split.

The 2020 Plan has an “EVERGREEN” feature, which provides for the annual increase in the number of shares issuable under the plan by an amount equal to 5% of the number of issued and outstanding common shares at year end, unless otherwise adjusted by the board.

Results of Operations for the Three and Six Months Ended June 30, 2022 compared to Three and Six Months Ended June 30, 2021.

Net Revenue

Net revenues for the three and six months ended June 30, 2022 were higher compared to revenues for the three and six months ended June 30, 2021 due to an increase from our vertically integrated B2B and B2C e-commerce distribution platform called Qplash (Qplash sells goods on both Amazon and Shopify), increased distribution on the beverage portfolio and a price increase on CdV.

Cost of Goods Sold

Cost of goods sold for the three and six months ended June 30, 2022 were higher compared to cost of goods sold for the three and six months ended June 30, 2021. The increase in cost of goods sold is primarily due to higher sales at Qplash, incremental volumes in the beverage portfolio and higher supply chain costs on both ingredients and freight.

Operating Expenses

Operating expenses for the three months ended June 30, 2022 were lower compared to the three months ended June 30, 2021 due to a decrease in share based compensation partially offset by increases in marketing spend. Operating expenses for the six months ended June 30, 2022 were higher compared to the six months ended June 30, 2021 driven by an increase in sales and marketing cost partially offset by lower non-cash compensation for services cost

Interest Expense

Interest expenses for the three and six months ended June 30, 2022 were lower compared to the three and six months ended June 30, 2021 due to the paydown of notes payable.

Net Loss

The net loss for the three months ended June 30, 2022 was lower compared to the three months ended June 30, 2021. The decrease in the net loss is due to our lower operating expenses and an increase in revenues. The net loss for the six months ended June 30, 2022 was higher compared to the six months ended June 30, 2021. The increase in the net loss is due to our higher cost of goods sold and operating expenses against the increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2022, we had total cash and cash equivalents of $4,206,208 as compared with $4,181,383 at December 31, 2021.

Net cash used for operating activities during the six months ended June 30, 2022 was $7,107,851 as compared to the net cash used by operating activities for the six months ended June 30, 2021 of $7,673,122. The primary reasons for the change in net cash used is due to losses sustained, increases in inventory and costs incurred in connection with the company’s shelf registration statement on Form S-3.

For the period ended June 30, 2022 and 2021, we did not use or receive cash relating to investing activities.

Net cash provided by financing activities during the six months ended June 30, 2022 was $7,132,676 compared to $19,477,363 provided from financing activities for the six months ended June 30, 2021. During the six months ended June 30, 2022, we received $9,203,074 from investors from the Company Shelf Registration Statement on Form S-3, which was offset by repayments to debt holders of $942,398 and financing fees associated with the Shelf Registration Statement $1,128,000.

CONTRACTUAL OBLIGATIONS

Minimum Royalty Payments:

We have a licensing agreement with ABG TapouT, LLC (“TapouT”). Under the licensing agreement, we have minimum royalty payments to TapouT for $653,400 in 2022.

Inventory Purchase Commitments:

None.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, and capital expenditures or capital resources.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of June 30, 2022.

We hired a consultant to advise on technical issues related to U.S. generally accepted accounting principles as relates to the maintenance of our accounting books and records and the preparation of our consolidated financial statements. Although we are aware of the risks associated with not having dedicated accounting personnel, we are also at an early stage in the development of our business. We anticipate expanding our accounting functions with dedicated staff and improving our internal accounting procedures and separation of duties when we can absorb the costs of such expansion and improvement with additional capital resources. In the meantime, management will continue to observe and assess our internal accounting function and make necessary improvements whenever they may be required. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements, and we could be required to restate our financial results. In addition, if we are unable to successfully remediate this material weakness and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting at June 30, 2022, and this assessment identified some deficiencies in our internal control over financial reporting.

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

Actions have been taken regarding the remediation plan, however there remain actions to complete:

●	Walk through and document critical process. This portion of the plan will commence in Q3

●	Review resources and organizational structure to address segregation of duty issues and support the jobs assigned. The structure has been defined and resources are being identified.

●	Implement a BI tool that will replace Excel worksheets that can be prone to errors. The tool has been selected and implementation is taking place.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 10, 2022, Copa Di Vino Corporation (“Copa”) filed a lawsuit against the Company in Broward County, Florida. The complaint alleges that the Company still owes part of the final payment under the December 24, 2020 Asset Purchase Agreement (“APA”) between Copa and the Company. Specifically, Copa maintains that 380,959 shares are owed. The parties are actively discussing amicable resolution on a framework both sides appear to be agreeable to. The Company will vigorously defend the case if a settlement is not reached. The result of litigation is uncertain, however, and no particular result can be assured.

ITEM 1A. RISK FACTORS

No new risk factors noted since our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, we issued 550,000 shares of common stock in exchange for services, and 2,300,000 shares was S3 and 223,596 shares was convertible instruments. For the three-month-ended June 30, 2022 we issued 500,000 shares in exchange for service provided that were valued at a fair market value stock price based on the agreement date and 100,000 shares for cash. We recognized share-based compensation and warrant expense for the six-months ended June 30, 2022 of $4,122,702 which is classified within non-cash compensation on our Condensed Consolidated Statements of Operations.

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

SPLASH BEVERAE GROUP, INC.

Date: August 15, 2022	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO
(principal executive officer)

Date: August 15, 2022	By:	/s/ Ron Wall
Ron Wall, CFO
(principal accounting officer and principal financial officer)