Form 10-Q
period 2022-09-30
SPLASH BEVERAGE GROUP, INC.
filed 2022-11-14
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

☐ Yes ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

 As of November 14, 2022, there were 40,101,116 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.
FORM 10-Q
September 30, 2022

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc. Condensed Consolidated Balance Sheets September 30, 2022 and December 31, 2021 (Unaudited)

Assets
	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$2,601,270	$4,181,383
Accounts Receivable, net	1,478,613	1,114,452
Prepaid Expenses	586,092	607,178
Inventory, net	3,584,331	1,923,479
Other receivables	461,353	41,939
Assets from discontinued operations	—	473,461
Total current assets	8,711,659	8,341,892

Non-current assets:
Deposit	$49,251	$330,886
Goodwill	256,823	256,823
Other intangible assets, net	5,310,461	5,604,512
Investment in Salt Tequila USA, LLC	250,000	250,000
Right of use asset	828,066	1,031,472
Property and equipment, net	556,936	569,785
Total non-current assets	7,251,537	8,043,478
Total assets	$15,963,196	$16,385,370

Liabilities and Stockholders’ Equity (Deficit)

Liabilities:
Current liabilities
Accounts payable and accrued expenses	2,088,180	$1,913,459
Right of use liability - current	290,789	294,067
Due to related parties	75,000	—
Related party notes payable	—	653,081
Notes payable, current portion	1,386,605	2,967,812
Liability to issue shares	1,160,950	—
Shareholder advances	—	390,500
Accrued interest payable	183,553	171,452
Liabilities from discontinued operations	—	389,086
Total current liabilities	5,185,077	6,779,457

Long-term Liabilities:
Notes payable - noncurrent	248,428	—
Right of use liability - noncurrent	537,447	732,686
Total long-term liabilities	785,875	732,686
Total liabilities	5,970,952	7,512,143

Stockholders’ equity:
Common Stock, $0.001 par, 150,000,000 shares authorized, 39,650,787 and 33,596,232 shares issued 39,650,787 and 33,596,232 outstanding, at September 30, 2022 and December 31, 2021, respectively	39,651	33,596
Additional paid in capital	117,487,992	99,480,188
Accumulated Comprehensive Income - Translation	2,225	—
Accumulated deficit	(107,537,624)	(90,640,557)
Total stockholders’ equity	9,992,244	8,873,227
Total liabilities and stockholders’ equity	$15,963,196	$16,385,370

The accompanying notes are an integral part of these financial statements.

Splash Beverage Group, Inc. Condensed Consolidated Statements of Operations For the Three and Nine Months Ended September 30, 2022 and September 30, 2021 (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

Gross sales	$5,104,397	$2,950,187	$14,037,453	$8,573,945
Customer discount	(233,990)	(122,794)	(741,532)	(319,867)

Net revenues	4,870,407	2,827,393	13,295,921	8,254,078
Cost of goods sold	(3,719,360)	(2,007,544)	(10,639,716)	(6,011,755)
Gross profit	1,151,047	819,849	2,656,205	2,242,323

Operating expenses:
Contracted services	438,004	354,355	1,196,852	821,471
Salary and wages	1,262,935	1,246,253	3,180,198	2,892,818
Non-cash share based compensation	1,697,201	8,828,097	7,039,695	13,226,061
Other general and administrative	2,116,824	2,214,274	5,945,023	7,767,241
Sales and marketing	746,965	249,100	1,918,420	465,705
Total operating expenses	6,261,929	12,892,079	19,280,188	25,173,296

Loss from continuing operations	(5,110,882)	(12,072,230)	(16,623,983)	(22,930,973)

Other income/(expense):
Other Income	—	3,632	—	3,632
Interest income	158	527	2,867	642
Interest expense	(66,193)	(100,128)	(225,543)	(341,715)
Gain from debt extinguishment	—	(1,695)	—	95,701
Total other income/(expense)	(66,035)	(97,664)	(222,676)	(241,740)

Provision for income taxes	—	—	—	—

Net loss from continuing operations, net of tax	(5,176,917)	(12,169,894)	(16,846,659)	(23,172,713)

Net income (loss) from discontinued operations, net of tax	—	(22,077)	(199,154)	218,410
Gain on sale of discontinued operations	33,116	—	148,747	—

Income (loss) from discontinued operations, net of tax	33,116	(22,077)	(50,407)	218,410

Net loss	$(5,143,801)	$(12,191,971)	$(16,897,065)	$(22,954,303)

Loss per share - continuing operations
Basic and dilutive	$(0.14)	$(0.40)	$(0.46)	$(0.83)

Weighted average number of common shares outstanding - continuing operations
Basic	37,364,031	30,515,251	36,417,222	27,512,776

Income(loss) per share - discontinued operations
Basic	$0.00	$0.00	$0.00	$0.01
Dilutive	$0.00	$0.00	$0.00	$0.01

Weighted average number of common shares outstanding - discontinued operations
Basic	37,364,031	30,515,251	36,417,222	27,512,776
Dilutive	38,861,544	30,515,251	36,417,222	30,809,267

The accompanying notes are an integral part of these financial statements.

Splash Beverage Group, Inc. Condensed Consolidated Statements of Changes in Shareholders’ Equity For the Three and Nine months ended September, 2022 and 2021 (Unaudited)

							Total
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)

Balances at December 31, 2020	21,157,043	21,157	—	—	52,217,855	(61,589,735)	(9,350,724)

Issuance of warrants for services	—	—	—	—	1,186,596	—	1,186,596
Issuance of common stock for services	168,333	168	—	—	730,867	—	731,035
Issuance of common stock and warrants or cash	1,174,476	1,174	—	—	4,529,450	—	4,530,624
Mezzanine shares	4,201,761	4,202	—	—	9,244,519	—	9,248,720
Net loss	—	—	—	—	—	(4,442,219)	(4,442,219)

Balances at March 31, 2021	26,701,613	26,702	0	$—	$67,909,286	$(66,031,954)	$1,904,033

Issuance of warrants for services	—	—	—	—	1,186,596	—	1,186,596
Issuance of common stock for services	—	—	—	—	1,369,918	—	1,369,918
Issuance of common stock and warrants or cash	3,780,303	3,780	—	—	15,096,160	—	15,099,940
Net loss	—	—	—	—	—	(6,560,600)	(6,560,600)

Balances at June 30, 2021	30,481,916	30,482	0	$—	$85,561,961	$(72,592,554)	$12,999,887

Issuance of warrants for services	—	—	—	—	3,010,012	—	3,010,012
Issuance of common stock for services	2,136,819	2,137	—	—	6,109,774	—	6,111,911
Net loss	—	—	—	—	—	(12,169,894)	(12,169,894)

Balances at September 30, 2021	32,618,735	32,619	0	$—	$94,681,747	$(84,762,448)	9,951,916

							Total
	Common Stock		Treasury Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Equity (Deficit)

Balances at December 31, 2021	33,596,232	33,596	—	—	99,480,188	(90,640,557)	8,873,227

Issuance of common stock on convertible instruments	223,596	224	—	—	1,206,287	—	1,206,511
Issuance of warrants for services	—	—	—	—	1,242,697	—	1,242,697
Issuance of common stock for services	550,000	550	—	—	1,112,845	—	1,113,395
Issuance of common stock and warrants for cash	2,300,000	2,300	—	—	8,065,100	—	8,067,400
Net loss	—	—	—	—	—	(5,994,407)	(5,994,407

Balances at March 31, 2022	36,669,828	36,670	—	—	111,107,116	(96,634,964)	14,508,822

Issuance of warrants for services		—	—	—	1,174,289	—	1,174,289
Issuance of common stock for services	500,000	500	—	—	1,429,500	—	1,430,000
Issuance of common stock and warrants for cash	100,000	100	—	—	109,900	—	110,000
Accumulated Comprehensive Income - Translation						(6,570)	(6,570)
Net loss		—	—	—		(5,758,857)	(5,758,857)

Balances at June 30, 2022	37,269,828	37,270	—	—	113,820,805	(102,400,391)	11,457,684

Issuance of warrants for services		—	—	—	1,036,066	—	1,036,066
Issuance of common stock for APA	380,959	381	—	—	(381)	—	(0)
Issuance of common stock and warrants for cash	2,000,000	2,000	—	—	2,631,500	—	2,633,500
Accumulated Comprehensive Income - Translation						8,795	8,795
Net loss		—	—	—		(5,143,801)	(5,143,801)

Balances at September 30, 2022	39,650,787	39,651	—	—	117,487,991	(107,535,397)	9,992,244

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc. Condensed Consolidated Statement Cash Flows For the Nine -Months Ended September 30, 2022 and 2021 (Unaudited)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2022	2021
Net loss	$(16,897,065)	$(23,172,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	306,900	119,847
ROU assets	203,406	86,699
Gain from debt extinguishment	—	(95,701)
Gain from sale of discontinued operation	84,375
Non-cash Share-based compensation	7,107,684	13,373,751
Changes in working capital items:
Accounts receivable, net	(364,161)	(716,370)
Inventory, net	(1,660,852)	(732,529)
Prepaid expenses and other current assets	(398,328)	(168,622)
Deposits	281,635	—
Accounts payable and accrued expenses	698,170	(207,570)
Accrued Interest payable	12,101	(102,089)
Net cash used in operating activities - continuing operations	(10,626,135)	(11,615,297)
Net cash used in operating activities - discontinued operations	—	(218,410)
Cash Flows from Investing Activities:
Capital Expenditures	(45,420)	—
Net cash used in investing activities - continuing operations	(45,420)	—
Net cash used in investing activities - discontinued operations	—	—
Cash Flows from Financing Activities:
Proceeds from issuance of Common stock	10,810,900	19,630,565
Cash advance from shareholder	(280,500)	834,500
Repayment of cash advance	—	(322,279)
Proceeds from issuance of debt	45,420	928,000
Principal repayment of debt	(1,285,861)	(1,384,944)
ROU liability	(198,517)	(87,965)
Net cash provided by financing activities - continuing operations	9,091,442	19,597,877
Net cash provided by financing activities - discontinued operations	—	—
Net Change in Cash and Cash Equivalents	(1,580,113)	7,764,170
Cash and Cash Equivalents, beginning of year	4,181,383	380,000

Cash and Cash Equivalents, end of year	$2,601,270	$8,144,171
Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$164,107	$173,363
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Notes payable and accrued interest converted to common stock (223,596 shares)	$1,206,511	$—
Liability issued for investment in SALT Tequila USA, LLC

The accompanying notes are an integral part of these consolidated financial statements.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

Splash seeks to identify, acquire, and build early stage or under-valued beverage brands that have strong growth potential within its distribution system. Splash’s distribution system is comprehensive in the US and is now expanding to select attractive international markets. The Splash brand portfolio is growing and diverse, covering multiple categories that are exhibiting strong growth in both the non-alcohol and alcohol sectors. Through its wholly owned subsidiary Qplash, Splash’s distribution reach includes e-commerce access to both B2B and B2C customers. Q-plash markets well known beverage brands to customers throughout the US that prefer delivery direct to their office, facilities and or homes.

On February 2021, Management initiated a plan to divest its Canfied Medical Supply, Inc. (“CMS”) business. As a result, the assets and operations of CMS have been retrospectively reflected as discontinued operations. On November 12, 2021 the Company changed its state of Domicile from Colorado to Nevada.

On June 30, 2022, the Company entered into a Business Transfer and Indemnity Agreement (“Agreement”). Pursuant to the Agreement, the Company transferred and assigned the assets and liabilities from the CMS business. Pursuant to the Agreement the Company was paid $31,000 and recorded a gain of $148,747 for the nine months ended September 30, 2022.

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

The accompanying condensed consolidated financial statements have been prepared by us without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021 have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. The results of operations for the period ended September 30, 2022 are not necessarily indicative of the operating results for the full year.

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

Cash Equivalents and Concentration of Cash Balance

We consider all highly liquid securities with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at September 30, 2022 or December 31, 2021.

Our cash in bank deposit amounts, at times, may exceed federally insured limits of $250,000. At September 30, 2022 we had $2,210,567 in excess of the federally insured limits. Our bank deposit amounts in Mexico of $1,940 are uninsured. At December 31, 2021 we had $3,643,474 over the federally insured limits. Our cash in uninsured foreign bank accounts was $10,749 at December 31, 2021.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated recoverable amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. We establish provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions. At September 30, 2022 and December 31, 2021, our accounts receivable amounts are reflected net of allowances of $13,827 and $45,203, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value and accounted for using the weighted average cost method. The inventory balances at September 30, 2022 and December 31, 2021 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. We establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. We manage inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $67,170 and $223,223 at September 30, 2022 and December 31, 2021, respectively.

Property and Equipment

We record property and equipment at cost when purchased. Depreciation is recorded for property, equipment, and software using the straight-line method over the estimated economic useful lives of assets, which range from 3-39 years. Company management reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. Furniture and computer equipment of $60,626 was no longer in use and written off as of September 30, 2022.

Depreciation expense totaled $27,762 and $44,465 for the three months ended September 30, 2022 and September 30, 2021, respectively. Depreciation expense totaled $101,991 and $80,048 for the nine months ended September 30, 2022 and September 30, 2021, respectively. Property and equipment as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
Auto	$45,420	—
Machinery & Equipment	$1,108,870	1,108,870
Buildings	$282,988	279,543
Leasehold Improvements	$699,512	662,537
Office Furniture & Fixtures	$13,635	70,960
Property and equipment, at cost	$2,150,425	$2,121,910
Accumulated depreciation	$(1,593,489)	(1,552,125)
Property and equipment, net	$556,936	569,785

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

The liabilities and indebtedness presented on the condensed consolidated financial statements approximate fair values at September 30, 2022 and December 31, 2021, consistent with recent negotiations of notes payable and due to the short duration of maturities and market rates of interest.

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

Distribution expenses to transport our finished goods, where applicable, and warehousing expense are accounted for within cost of goods.

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at September 30, 2022 and December 31, 2021.

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

Advertising

We conduct advertising for the promotion of our products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. We recorded advertising and marketing expense of $746,965 and $249,100 for the three-months ended September 30, 2022 and 2021, respectively. We recorded advertising and marketing expense of $1,918,420 and $465,705 for the nine months ended September 30, 2022 and 2021, respectively.

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

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable and Related Party Notes Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	September 30, 2022	December 31, 2021
Notes Payable and Convertible Notes Payable
In March 2014, we entered into a short-term loan agreement with an entity in the amount of $200,000. The note included warrants for 272,584 shares of common stock at $0.94 per share. The warrants expired unexercised on February 28, 2017. The loan matured and remains in default.	8%	200,000	200,000

In September 2021, we entered into a twelve-month loan with a company in the amount of $208,000. The principal and interest was paid off in June 2022	4.8%	—	116,478

In December 2020, we entered into a 56 month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% of the previous months revenue. Note is due September 2025	17%	1,162,320	1,423,334

In April 2021, we entered into a six-month convertible loan with an individual in the amount of $84,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to January 2023.	7%	84,000	84,000

In April 2021, we entered into a six-month convertible loan with an individual in the amount of $84,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to January 2023	7%	84,000	84,000

In May 2021, we entered into a six-month convertible loan with an individual in the amount of $50,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to January 2023.	7%	50,000	50,000

In May 2021, we entered into a six-month convertible loan with an individual in the amount of $500,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The principal and interest was converted into shares of common stock in February 2022.	7%	—	500,000

In May 2021, we entered into a six-month convertible loan with an individual in the amount of $10,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to January 2023	7%	10,000	10,000

In May 2021, we entered into a six-month convertible loan with an individual in the amount of $200,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The principal and interest was converted into shares of common stock in February 2022.	7%	—	200,000

In November 2021, we entered into a one-year convertible loan with an individual in the amount of $300,000. The principal and interest was converted to shares of common stock in April 2022.	7%	—	300,000

In August 2022, we entered into an 56-month auto loan in the amount of $45,420.	2.35%	44,713	—

	Total notes payable and convertible notes payable	$1,635,033	$2,967,812

	Less current portion	(1,386,605)	(2,967,812)

	Long-term notes payable and convertible notes payable	$248,428	$—

Interest expense on notes payable was $65,007 and $82,871 for the three months ended September 30, 2022 and 2021, respectively.

Interest expense on notes payable was $217,123 and $340,653 for the nine months ended September 30, 2022 and 2021 respectively. Accrued interest was $183,553 at September 30, 2022.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 3– Notes Payable and Related Party Notes Payable

	Interest Rate	September 30, 2022	December 31, 2021
Related Parties Notes Payable

In December 2020, we entered into an 18 month loan with an individual in the amount of $2,000,000. The loan was paid off in June 2022.	2.0%	—	653,081

	Less current portion	—	(653,081)

	Long-term notes payable	$—	$—

Interest expense on related party notes payable was $0 and $5,995 for the three months ended September 30, 2022 and 2021, respectively. Interest expense on related party notes payable was $5,407 and $21,833 for the nine months ended September 30, 2022 and 2021, respectively. Accrued interest was $0 as of September 30, 2022.

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

There were no unpaid royalties at September 30, 2022. Royalty payments including the minimum totaling $490,050 and $445,500 were made for the nine months ended September 30, 2022 and 2021, respectively, these costs are included in general and administrative expenses.

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

Note 5– Stockholders’ Equity

Common Stock

During the three-months ended September 30, 2022, the Company issued 2,000,000 shares of common stock as part of the public offering and 380,959 shares in settlement of litigation.

During the nine-months ended September 30, 2022, the Company issued 4,300,000 shares of common stock as part of the public offerings, 1,050,000 shares in exchange for services, 380,959 shares in settlement of litigation, 223,596 shares on convertible instruments, and 100,000 shares for cash.

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

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 6 – Related Parties

There is a $75,000 balance due to a related party as of September 30, 2022 and $653,081 was outstanding as of December 31, 2021.

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

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 8 – Operating Lease Obligations

Effective July 2018, we entered into a lease agreement for the right to use and occupy office space. The lease term commenced July 1, 2018 and is scheduled to expire after 36 months, on June 30, 2021. In July 2021, we executed a two-year renewal at the same monthly amount. A three-year lease was signed in September 2022.

Effective November 2019, we entered into a new lease with Interport Logistics, LLC. The lease term commenced on November 11, 2019 and is scheduled to expire on November 11, 2022, at which point it became month-to-month.

Effective May 2019, we entered into a new lease in Mexico. The lease commenced May 1, 2019 and was renewed on April 1, 2022 for one year.

Effective January 2021, we entered into a lease agreement for the right to use and occupy office space. The lease term commenced January 18, 2021 and was extended for 18 months to July 31, 2023.

Effective January 2021, we entered into a lease agreement for the right to use and occupy office and manufacturing space. The lease term commenced January 1, 2021 and is scheduled to expire after 60 months, on December 31, 2025.

The following table presents the discounted present value of minimum lease payments for our office and warehouses to the amounts reported as financial lease liabilities on the condensed consolidated balance sheet at September 30, 2022:

Undiscounted Future Minimum Lease Payments	Operating Lease
2022 (three months)	93,643
2023	293,050
2024	252,000
2025	252,000
Total	890,693
Amount representing imputed interest	(62,457)
Total Operating Lease Liability	828,236
Current portion operating lease liability	290,789
Operating lease liability, non-current	537,447

The table below presents information for lease costs related to our operating leases at September 30, 2022

Operating lease cost:
Amortization of leased assets	543,865
Interest of lease liabilities	93,630
Total operating lease cost	637,495

The table below presents lease-related terms and discount rates at September 30, 2022

Summary of lease-related terms and discount rates
Remaining term on leases	1 to 39 months
Incremented borrowing rate	5.0%

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 9 – Segment Reporting

The Company evaluates segment reporting in accordance with the FASB Accounting Standards Codification Topic 280, Segment Reporting, each reporting period, including evaluating the reporting package reviewed by the Chief Executive Officer and Chief Financial Officer.

The CdV business is included in our Splash Beverage Group segment.

	Three-Months Ended		Nine-Months Ended
Net revenue	Q3 2022	Q3 2021	Q3 2022	Q3 2021
Splash Beverage Group	1,147,249	960,381	3,980,795	3,351,990
E-Commerce	3,723,158	1,867,012	9,315,126	4,902,088

Total net revenues continuing operations	4,870,407	2,827,393	13,295,921	8,254,078

Total net revenues discontinued operations	0	207,043	385,174	855,262

Total assets	September 30, 2022	December 31, 2021
Splash Beverage Group	14,206,415	14,998,597
E-Commerce	1,756,781	913,312
Medical Devices - Discontinued	—	473,461

Total Assets	15,963,196	16,385,370

Note 10 – Liability to Issue Shares

The Company has obligations to issue shares of its common stock at September 30, 2022 arising from the following transactions:

•	154,200 shares in connection with the conversion of indebtedness in the amount of $308,400
•	Shares equal to $150,000 in connection with consulting services provided
•	250,000 shares in connection with consulting services provided
•	5,000 shares in connection with consulting services provided
•	10,000 shares in connection with consulting services provided

Note 11 – Commitment and Contingencies

We are a party to asserted claims and are subject to regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but we do not anticipate that the outcome, if any, arising out of any such matter will have a material adverse effect on its business, financial condition or results of operations.

Note 12– Subsequent Events

Subsequent to September 30, 2022 the Company’s Board approved the issuance of 225,000 shares associated with a 3 year contract and 18,519 shares for services. The Company issued 296,129 shares upon exercise of the underwriters’ over-allotment that generated gross amount of $459,000. We have extended a licensing agreement with ABG TapouT, LLC (“TapouT”) through 2028.

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

Business Overview

Splash seeks to identify, acquire, and build early stage or under-valued beverage brands that have strong growth potential within its distribution system. Splash’s distribution system is comprehensive in the US and is now expanding to select attractive international markets. The Splash brand portfolio is growing and diverse, covering multiple categories that are exhibiting strong growth in both the non-alcohol and alcohol sectors. Through its wholly owned subsidiary Qplash, Splash’s distribution reach includes e-commerce access to both B2B and B2C customers. Q-plash markets well known beverage brands to customers throughout the US that prefer delivery direct to their office, facilities and or homes.

Splash was originally incorporated in the State of Nevada under the name TapouT Beverages, Inc. for the purpose of acquiring the rights under a license agreement with TapouT, LLC (Authentic Brands Group) for the right to use the TapouT brand in connection with manufacturing and selling certain beverages.

On March 31, 2020, a wholly-owned subsidiary of a public entity called Canfield Medical Supply, Inc. (“CMS”) merged with and into Splash and Splash became a wholly-owned subsidiary of CMS. At the time of the merger CMS’s state of incorporation was Colorado.  At the time of the merger CMS’s common stock was quoted on the OTCQB.

On July 31, 2020, we changed our name from Canfield Medical Supply, Inc. to Splash Beverage Group, Inc.

On June 11, 2021, our common stock and warrants to purchase common stock began trading on the NYSE American under the symbols “SBEV” and SBEV WS,” respectively

On November 8, 2021, we changed our state of incorporation from Colorado to Nevada.

On June 30, 2022, Management completed its plan to divest its CMS’s business.

In coordination with uplisting to the NYSE American on June 11, 2021 the Company consummated a 1.0 for 3.0 reverse stock split.

Results of Operations for the Three and Nine Months Ended September 30, 2022 compared to Three and Nine Months Ended September 30, 2021.

Net Revenue

Net revenues for the three and nine months ended September 30, 2022 were higher compared to revenues for the three and nine months ended September 30, 2021 due to an increase from our vertically integrated B2B and B2C e-commerce distribution platform called Qplash (Qplash sells goods on both Amazon and Shopify), a number of retail chain authorizations has led to increased distribution on the beverage portfolio and a price increase on CdV.

Cost of Goods Sold

Cost of goods sold for the three and nine months ended September 30, 2022 were higher compared to cost of goods sold for the three and nine months ended September 30, 2021. The increase in cost of goods sold is primarily due to higher sales at Qplash, incremental volumes in the beverage portfolio and higher supply chain costs on both ingredients and freight.

Operating Expenses

Operating expenses for the three months ended September 30, 2022 were lower compared to the three months ended September 30, 2021 due to a decrease in share based compensation partially offset by increases in marketing expenses. Operating expenses for the nine months ended September 30, 2022 were higher compared to the nine months ended September 30, 2021 driven by an increase in sales and marketing cost partially offset by lower non-cash compensation for services cost. In September 2021 we granted 1,065,000 options to purchase common stock of the Company to employees, consultants, and directors. These options vest over three years.

Interest Expense

Interest expenses for the three and nine months ended September 30, 2022 were lower compared to the three and nine months ended September 30, 2021 due to the paydown of notes payable.

Net Loss

The net loss for the three months ended September 30, 2022 was lower compared to the three months ended September 30, 2021. The decrease in the net loss is due to our lower operating expenses and an increase in revenues. The net loss for the nine months ended September 30, 2022 was lower compared to the nine months ended September 30, 2021. The decrease in the net loss is due to our increase in e-commerce revenue and lower operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2022, we had total cash and cash equivalents of $2,601,270 as compared with $4,181,383 at December 31, 2021.

Net cash used for operating activities during the nine months ended September 30, 2022 was $10,626,135 as compared to the net cash used by operating activities for the nine months ended September 30, 2021 of $11,615,297. The primary reasons for the change in net cash used is due to losses sustained, increases in inventory and costs incurred in connection with the company’s shelf registration statement on Form S-3.

For the nine months ended September 30, 2022, an SUV was purchased and financed with a loan. We did not use or receive cash relating to investing activities during the nine months ended September 30,2021

Net cash provided by financing activities during the nine months ended September 30, 2022 was $9,091,442 compared to $19,597,565 provided from financing activities for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we received $12,300,000 from investors from the Company Shelf Registration Statement on Form S-3, which was offset by repayments to debt holders of $1,285,861 and financing fees associated with the Shelf Registration Statement $1,738,896.

Inventory increased for the three months ended September in preparation to fulfil orders related to new retail chain authorizations.

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

As further discussed below, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, because of certain material weaknesses in our internal control over financial reporting, our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act were not effective as of September 30, 2022.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting at September 30, 2022, and this assessment identified some deficiencies in our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On June 10, 2022, Copa Di Vino Corporation (“Copa”) filed a lawsuit against the Company in Broward County, Florida. The complaint alleged that the Company still owed part of the final payment under the December 24, 2020 Asset Purchase Agreement (“APA”) between Copa and the Company. The Company settled the lawsuit with Copa Di Vino Corporation. This matter was settled in September 2022 without the admission of liability or wrongdoing on the part of Splash.  In exchange for full release from COPA, the Company agreed to issue 380,959 shares of the Company’s common stock. The Company entered into the settlement solely to avoid the costs and uncertainty of litigation.

ITEM 1A. RISK FACTORS

No new risk factors noted since our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2022, we issued 550,000 shares of common stock in exchange for services, 2,300,000 shares pursuant to our public offering to increase working capital, and 223,596 shares were issued on convertible instruments. For the three-month-ended June 30, 2022 we issued 500,000 shares in exchange for service provided that were valued at a fair market value stock price based on the agreement date and 100,000 shares for cash. During the three-months ended September 30, 2022 we issued 2,000,000 shares pursuant to our public offering to support inventory increases. The Company also issued 380,959 shares in settlement of litigation. We recognized share-based compensation and warrant expense for the nine-months ended September 30, 2022 of $6,717,504 which is classified within non-cash compensation on our Condensed Consolidated Statements of Operations.

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

SPLASH BEVERAE GROUP, INC.

Date: November 14, 2022	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO
(principal executive officer)

Date: November 14, 2022	By:	/s/ Ron Wall
Ron Wall, CFO
(principal accounting officer and principal financial officer)

