Form 10-K
period 2022-12-31
SPLASH BEVERAGE GROUP, INC.
filed 2023-03-31
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	SBEV	NYSE American LLC
Warrants to purchase shares of Common Stock, $0.001 par value per share	SBEV-WT	NYSE American LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second quarter was $91,048,293.

On March 31, 2023, there were 41,085,520 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2021

i

PART I

Except as otherwise indicated, references to “we”, “us”, “our”, “Splash”, “SBG” and the “Company” refer to Splash Beverage Group, Inc. and its whollyowned subsidiaries.

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

MARKET AND INDUSTRY DATA

This Annual Report on Form 10-K contains statistical data, estimates and forecasts that are based on independent industry publications or other publicly available information, as well as other information based on our internal sources. While we believe the industry and market data included in this Annual Report on Form 10-K are reliable and based on reasonable assumptions, the data involves many assumptions and limitations, and you are cautioned not to give undue weight to these estimates. We have not independently verified the accuracy or completeness of the data contained in these industry publications and other publicly available information. The industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” included in this Annual Report on Form 10-K.

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

Item 1. Business.

Company Overview

Splash is a portfolio company managing multiple brands across several growth segments within the consumer beverage industry. Splash has built organizational capabilities and an infrastructure enabling it to incubate and/or acquire brands with the intention of efficiently accelerating them to higher volumes. The management team has proven capabilities in building consumer franchises and marketing and distributing multiple brands of beverages within the non-alcoholic and alcoholic segments. Manufacturing is typically outsourced to third party co-packers and distillers, or in select cases for a brand such as Copa Di Vino wines, performed within our own facility in Oregon.

We believe the distribution landscape in the beverage industry is changing rapidly as tech-enabled e-commerce business models are thriving. Direct to consumer, office or home solutions are projected to continue to gain traction in the future. To address this opportunity Splash continues to shape its operating model to be vertically integrated building an e-commerce platform, Qplash, which purchases local and regional brands for developing a direct line of sales to small retail stores.

Splash’s wholly owned subsidiary, Splash Beverage Group II, Inc. was originally incorporated in the State of Nevada under the name TapouT Beverages, Inc. for the purpose of acquiring the rights under a license agreement with TapouT, LLC (Authentic Brands Group). Splash has license rights to the TapouT Performance brand in North America (Including US Territories and Military Bases), United Kingdom, Brazil, South Africa, Scandinavia, Peru, Colombia, Chile and Guatemala.

In addition, Splash has a joint venture with SALT Naturally Flavored Tequila, Copa Di Vino wines and Pulpoloco, sangrias that comes in a biodegradable can.

The Company leadership understand the importance of infusing beverage brands with strong pop culture and lifestyle elements which drives trial, belief and, most importantly, repeat purchases.

The management team led by Robert Nistico has over 28 years of experience in all levels of the three-tier distribution system used in the beverage industry working on brands such as Red Bull and companies such as Gallo Winery and RNCC Texas. The President & CMO, Bill Meissner, has led major beverage brands as Sparkling Ice, Fuze, Sweet Leaf Tea and Jones Soda. The CFO, Ron Wall, has over 25 years of experience in the alcohol beverage industry with Diageo and William Grant & Sons. The Senior Vice President of Sales, James Allred, has 25+ years’ experience in the beverage industry predominately with Anheuser-Busch.

Our Strategy

Our strategy is to combine the traditional approach of manufacturing, distributing, and marketing of beverages, with early-stage brands that have a reasonable level of pre-existing brand awareness and market presence, or have attributes that we believe to be purely innovative. We believe this allows us to break through the clutter of numerous brand introductions and dilute risk. This philosophy is applied regardless of whether the brand is 100% owned or a joint venture.

For acquisition or joint venture consideration, we prefer to work with brands that already have one or more of the following in place:

●	Some level of preexisting brand awareness

●	Regional presence that can be expanded

●	Licensing an existing brand name (TapouT for example)

●	Add to an underdeveloped and/or growing category capitalizing on consumer trends

●	Innovation to an existing attractive category (such as flavored tequila)

●	A near term clear path to profitability

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

Splash has the ability to fully own a brand or be flexible to engage in business ventures structured with a revenue split, or an equity position.

The benefit to Splash in these shared brand ownerships is the ability to avoid the development costs for new products. This model spreads our risk over several brands, contributes to our economies of scale, and improves our relationship with distributors and reduces the overall cost of infrastructure.

The Company also believe the distribution landscape in the beverage category is changing rapidly. Tech-enabled business models are thriving and direct to consumer, office or home solutions are projected to continue to gain traction as beverage alcohol regulations evolve. A core strategy for us is to build onto the early success we’re seeing with the Qplash online platform, our consumer-packaged goods retail division and our first entry point into the growing e-commerce channel.

Products

We currently produce, distribute and market SALT Naturally Flavored Tequila (“SALT”), a 100% agave 80 proof line of flavored tequilas, “TapouT Performance,” a line of performance beverages that complete in the hydration and energy categories, Copa Di Vino single serve wine by the glass and import Pulpoloco Sangria in 3 flavors.

The following is a description of these products.

SALT Flavored Tequila

We oversee production, distribute, and market the following flavors under the brand name SALT Naturally Flavored Tequila:

●	Citrus flavor

●	Berry flavor

●	Chocolate flavor

Vodka, rum, and brown spirits have experienced significant growth when flavors are introduced, and we expect this growth of flavors to continue, as the tequila category continues to rapidly expand.

SALT is currently being distributed by Republic National Distribution Co., various Anheuser-Busch & Miller-Coors distributorships, and other distributors in multiple U.S. states. Additionally, SALT is for sale in Mexico. Several South American countries are expected to launch SALT during 2023.

SALT is a business venture between the Company and SALT USA, LLC. All aspects of manufacturing, logistics, distribution and marketing are our responsibility.

TapouT Performance Isotonic Sports Drinks

We will produce, market, sell and distribute the following sports beverages under the brand name TapouT:

●	TapouT Performance:

●	TapouT Energy: Launching in 2023

TapouT Performance Beverages are a line of unique advanced performance beverages containing ingredients known for various functional benefits including, focus, cognition, energy, recuperative and cell regeneration which promotes better absorption of nutrients, increase hydration and cellular recovery. They are exclusively formulated with GRAS (FDA Designation “Generally Regarded As Safe”) ingredients versus controversial ingredients often used in many competitive products. TapouT Performance Beverages are all natural with a highly innovative proprietary blends designed to enhance physical and or mental performance.

TapouT, formally associated with the UFC and mixed martial arts has been producing branded clothing and light equipment for over 23 years and has a high level of aided and unaided brand awareness.

TapouT License Agreement

We have the rights under a License Agreement with ABG TapouT (the “License Agreement”) to produce, market, sell and distribute TapouT sports beverages in North America (including US Territories and Military Bases), United Kingdom, Brazil, South Africa, Australia, Scandinavia, Peru, Colombia, Chile and Guatemala. The beverages covered by the License Agreement include sports drinks, energy drinks, energy shots, electrolyte chews, energy bars, water, protein, and teas.

We pay a 6% royalty of net sales or a guaranteed minimum annual royalty of $660,000, whichever is greater. The License Agreement will expire on December 31, 2025 with a renewal option through December 31, 2028 at which time will be reviewed and renegotiated if necessary.

We have the right to use the TapouT brand to market, advertise and promote for sale our TapouT beverages and branded products. As part of the alliance, Splash commits to investing 2% of sales in marketing to the TapouT Performance Brand. TapouT provides marketing collateral for advertising and promotion and has influential relationships with select celebrity and athletic talent. TapouT agrees to use reasonable efforts to request its retained celebrities and/or athletes be present at autograph signings, tradeshows and other similar events.

Copa di Vino Wine Group, Inc. and Related Financing

 On December 24, 2020, the Company entered into an Asset Purchase Agreement with CdV, pursuant to which the Company purchased certain assets and assumed certain liabilities that comprise the CdV business for a total purchase price of $5,980,000, payable in the combination of $2,000,000 in cash, a $2,000,000 convertible promissory note to CdV and a variable number of shares of the Company’s common stock based on an attainment of revenue hurdles.

In conjunction with the acquisition, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Loan and Security Agreement provided for a revenue-based credit facility of $1,578,237 (the “Gross Amount”) with the Lender (the “Credit Facility”).

Copa di Vino Wine Group, Inc.

Copa Di Vino is the leading producer of premium wine by the glass in the United States. The Copa-di-Vino product line is highly innovative as a ready to drink wine glass capable to go anywhere without the need for a bottle, corkscrew or glass.

Through our acquisition of Copa di Vino Corporation, we are now able to offer nine varietals of wine: Pinot Grigio, Riesling, Merlot, Chardonnay, White Zinfandel, Moscato, Red Blend, Sauvignon Blanc and Cabernet Sauvignon. In addition to its wine varietals, Copa di Vino also procures Pulpoloco, a sangria which is encased in an eco-friendly fiber based can from Spain. The rights to utilize this packaging for multiple categories were conveyed to SBG in conjunction with the distribution rights.

E-commerce

“Qplash” is a wholly owned division of Splash. It is our first entry point into the growing e-commerce channel. The division sells beverages online through www.qplash.com, and third-party storefronts such as Amazon.com. Inside of the division, there are two primary customer groups: business to business retailers, which in turn offer the products to their customers, and business to consumer, selling direct to end users. This program allows businesses to control inventory, order with payment terms, and offer the convenience of delivery directly to each store.

 Currently Qplash offers over 1,500 listings and have warehouses that ship from both California and Pennsylvania.

Discontinued Business - Canfield Medical Supply, Inc.

Canfield Medical Supply, Inc. (“CMS”) is a provider of home medical equipment, supplies and services (which relate to the equipment sales) in Ohio’s Mahoning Valley, Western Pennsylvania and Northern West Virginia, with an emphasis on providing for patients with mobility-related limitations who have had strokes, hip or knee replacements, and other surgeries after they are discharged from a hospital or rehab center. CMS is a legacy segment of the business and in December 2020, management discontinued operations and the business was sold in the second Quarter of 2022.

Our Competitive Strengths

We believe the following competitive strengths contribute to Company’s success and differentiate us from our competitors:

●	An established distribution network through global sales channels;

●	A hybrid distribution model that leverages multiple routes to market, including national chains, independent local markets and regional chains, and specialty food and C-Stores

●	Long-term relationships with retailers and the establishment of chains;

●	Premium customer service;

●	Dynamic and sustainable product offerings of natural quality and freshness with health benefits;

●	A highly experienced management team;

●	Strategically selected, dedicated sales professionals;

●	Qplash, our e-commerce platform, which provides us an integrated distribution platform for our non-alcoholic brands;

●	Ability to execute and distribute across many geographies, on behalf of our licensed brand portfolio;

●	Strong brand awareness through partnerships and acquisitions of brands with pre-existing brand awareness or viewed as truly innovative; and

●	Celebrity and professional athlete endorsement of our brands.

Manufacturing and Co-packing

We are responsible for the manufacturing of Copa di Vino, TapouT Performance and SALT. The Copa di Vino product line is bottled at our manufacturing facility in The Dalles, Oregon. Pulpoloco is imported from Spain as a finished product.

Although we are responsible for manufacturing TapouT Performance and SALT, we do not directly manufacture these products, but instead outsource such manufacturing to third party bottlers and contract packers.

Our TapouT Performance and Salt products are manufactured in the United States and Mexico under separate arrangements with each party. Our co-packaging arrangements are terminable upon request and do not obligate us to produce any minimum quantities of products within specified periods.

We purchase concentrates, flavors, dietary ingredients, cans, bottles, caps, labels, and other components and ingredients for our beverage products from our suppliers, which are delivered to our manufacturing operations and various third-party bottlers and co-packers. In some cases, certain common supplies may be purchased by our various third-party bottlers and co-packers. Depending on the product, the third-party bottlers or packers add filtered water and/or other ingredients (including dietary ingredients) for the manufacture and packaging of the finished products into our approved containers in accordance with our formulas.

Distribution

We operate within what is referred to as a “Three Tier Distribution System” where manufacturers do not typically sell directly to retailers, but instead contract for local and regional distribution with independent distributors. These distributors typically have geographic rights to distribute major beverage brands and call on every store in a given area such as major cities or regions. Our management team has extensive experience working within this channel and believes that we will be successful in building a strong network of these distributors.

In addition to working with these independent distributors, we also have distribution arrangements with national retail accounts to distribute some of our products directly through their warehouse operations. Most notably, SBG executed a distribution agreement with AB-InBev, for distribution with their owned operations, AB ONE. This provides SBG very effective distribution capabilities.

Employees

 We have 40 full-time employees, including non-officer employees and our executive officers. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Listing on the NYSE American

Our common stock and warrants are listed on the NYSE American exchange under the ticker symbols “SBEV” and “SBEV WT,” respectively.

Corporate Information

Splash was originally incorporated in the State of Nevada under the name TapouT Beverages, Inc. for the purpose of acquiring the rights under a license agreement with TapouT, LLC (Authentic Brands Group) for the right to use the TapouT brand in connection with manufacturing and selling certain beverages.

Splash executed a reverse merger with a fully reporting, public entity called Canfield Medical Supply, Inc. and became a wholly-owned subsidiary of Canfield Medical Supply Inc. on March 31, 2020. At the time of the merger Canfield state of incorporation was Colorado. At the time of the merger Canfield’s common stock was quoted on the OTCQB.

On July 31, 2021, we changed our name from Canfield Medical Supply, Inc. to Splash Beverage Group, Inc.

On June 11, 2021, our common stock and warrants to purchase common stock began trading on the NYSE American under the symbols “SBEV” and SBEV WT,” respectively

On November 8, 2021, we changed our state of incorporation from Colorado to Nevada.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to our Business

Our business could be materially and adversely affected by the lingering impact of the global COVID-19 pandemic or other epidemics and outbreaks.

The COVID-19 pandemic had disrupted and affected our business operations, which has led to business and supply chain disruptions. The lingering effects of the pandemic are likely to continue to disrupt our business and supply chain in the future. For example, our ability to gain new retail authorizations could be impacted by restrictions in retail outlets and our ability to generate sales and brand awareness in bars and restaurants could be impacted if restrictions are place on these establishments. However, given the unpredictable nature of COVID-19 and its variants, it is difficult, if not impossible, to predict, whether any government-imposed restrictions will be reimposed at previous levels or enhanced in one or more ways impacting our business operations or those of third parties upon which we rely. The COVID-19 pandemic, including associated business interruptions and recovery, as well as other possible epidemics or outbreaks of other contagions could result in a material adverse impact on our or our current or anticipated customers’ or suppliers’ business operations, including reduction or suspension of operations in the U.S. or other parts of the world. Our design and engineering operations, among others, cannot all be conducted remotely and often require on-site access to materials and equipment. We have customers, suppliers, and partners with international operations, and our customers, suppliers, and partners also depend on suppliers and manufacturers worldwide, which means that our business and prospects could be affected by the lingering effects of the COVID-19 pandemic anywhere in the world. Depending upon the duration of the lingering effects of the COVID-19 pandemic and the associated business interruptions, our customers, suppliers, manufacturers, and partners may suspend or delay their engagements with us. We and our customers’ and suppliers’ response to the lingering effects of the COVID-19 pandemic may prove to be inadequate and they may be unable to continue their respective operations in the manner they had prior to the outbreak or the worsening of the outbreak, and we may consequently endure interruptions, reputational harm, delays in our product development, and shipments, all of which could have an adverse effect on our business, operating results, and financial condition. In addition, we cannot assure you as to the timing of the economic recovery given the lingering effects of the pandemic, which could have a material adverse effect on our target markets and our business.

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

We have experienced recurring losses from operations and negative cash flows from operating activities. We expect to continue to incur significant expenses related to our ongoing operations and generate operating losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures and our ability to generate revenues. We incurred a net loss of $21.7 million for the year ended December 31, 2022. Our accumulated deficit increased to $112.3 million as of December 31, 2022, compared to the prior year’s deficit of $90.6 million.

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

Additionally, failure to introduce new brands, products or product extensions into the marketplace as current ones mature and to meet the changing preferences of consumers could prevent us from gaining market share and achieving long-term profitability. Product lifecycles can vary and consumer preferences and loyalties change over time. Although we try to anticipate these shifts and innovate new products to introduce to our consumers, we may not succeed. Consumer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by the negative publicity associated with these issues... If we do not adequately anticipate or adjust to respond to these and other changes in consumer preferences, we may not be able to maintain and grow our brand image and our sales may be adversely affected.

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

We may be required in the future to record a significant charge to earnings during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2022, our intangible assets totaled approximately $5.81million.

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

Our operations outside of the United States, contribute to our revenue and profitability, and we believe that developing and emerging markets could present future growth opportunities for us. However, there can be no assurance that existing or new products that we manufacture, distribute or sell will be accepted or be successful in any particular foreign market, due to local or global competition, product price, cultural differences, and consumer preferences or otherwise. There are many factors that could adversely affect demand for our products in foreign markets, including our inability to attract and maintain key distributors in these markets; volatility in the economic growth of certain of these markets; changes in economic, political or social conditions, the status and renegotiations of the North American Free Trade Agreement, imposition of new or increased labeling, product or production requirements, or other legal restrictions; restrictions on the import or export of our products or ingredients or substances used in our products; inflationary currency, devaluation or fluctuation; increased costs of doing business due to compliance with complex foreign and U.S. laws and regulations. If we are unable to effectively operate or manage the risks associated with operating in international markets, our business, financial condition or results of operations could be adversely affected.

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

Our business operations may be adversely affected by social, political and economic conditions affecting market risks and the demand for and pricing of our tequila products. These risks include:

●	Unfavorable economic conditions and related low consumer confidence, high unemployment, weak credit or capital markets, sovereign debt defaults, sequestrations, austerity measures, higher interest rates, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations;

●	Changes in laws, regulations, or policies – especially those that affect the production, importation, marketing, sale, or consumption of our beverage alcohol products;

●	Tax rate changes (including excise, sales, tariffs, duties, corporate, individual income, dividends, capital gains), or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur;

●	Dependence upon the continued growth of brand names;

●	Changes in consumer preferences, consumption, or purchase patterns – particularly away from tequila, and our ability to anticipate and react to them; bar, restaurant, travel, or other on premise declines;

●	Unfavorable consumer reaction to our products, package changes, product reformulations, or other product innovation;

●	Decline in the social acceptability of beverage alcohol products in our markets;

●	Production facility or supply chain disruption;

●	Imprecision in supply/demand forecasting;

●	Higher costs, lower quality, or unavailability of energy, input materials, labor, or finished goods;

●	Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher implementation related or fixed costs;

●	Inventory fluctuations in our products by distributors, wholesalers, or retailers; Competitors’ consolidation or other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets;

●	Insufficient protection of our intellectual property rights;

●	Product recalls or other product liability claims; product counterfeiting, tampering, or product quality issues;

●	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices);

●	Failure or breach of key information technology systems;

●	Negative publicity related to our company, brands, marketing, personnel, operations, business performance or prospects; and

●	Business disruption, decline, or costs related to organizational changes, reductions in workforce, or other cost-cutting measures, or our failure to attract or retain key executive or employee talent.

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

Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock, with par value $0.001 per share, with such designation rights and preferences as may be determined from time to time by the Board of Directors. Our Board of Directors is empowered, without shareholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Any such issuance would be subject to terms and conditions of any current offering that may disallow any such issuance.

Because certain principal stockholders own a large percentage of our voting stock, other stockholders’ voting power may be limited.

As of December 31, 2022, our ten (10) largest shareholders own or controlled approximately 35.5% of our outstanding common stock. If those stockholders act together, they would have the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. These stockholders may make decisions that are adverse to your interests.

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

None

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

Aggregate Number of Holders of Common Stock

As of March 31, 2023, there were 41,085,520 shares of Common Stock issued and outstanding. As of March 31, 2023, at our transfer agent and non-objecting beneficial owners totaled approximately 4,800 holders of record of our Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Equity Compensation Plan Information

The following table gives information as of December 31, 2022, the end of the most recently completed fiscal year, about shares of common stock that have been issued under our Splash Beverage Group, Inc. 2020 Incentive Plan. Under the 2020 Incentive Plan we have 1,151,000 options outstanding as of December 31, 2022. See Note 6.

Plan Category	No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by board of directors	1,151,000	2.56	1,899,509

Total	1,151,000	2.56	1,899,509

Purchases of Equity Securities by the Issuer.

There were no repurchase of our common stock during the year ended December 31, 2022.

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

On July 31, 2020, CMS changed its name to Splash Beverage Group, Inc. (“SBG”). On June 11, 2021, SBG’s common stock and warrant to purchase common stock began trading on the NYSE American under the symbols “SBEV” and SBEV WT,” respectively

On November 8, 2021, SBG reincorporated into the State of Nevada and became a Nevada corporation.

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

Results of Operations for the Year Ended December 31, 2022, compared to Year Ended December 31, 2021.

Revenue

Revenues for the year ended December 31, 2022 were $18.1m compared to revenues of $11.3m for the year ended December 31, 2021. The $6.8m increase in sales was mainly due to the increase in our ecommerce division distribution platform, Qplash of $6.4m.

Cost of Goods Sold

Cost of goods sold for year ended December 31, 2022 were $12.1m compared to cost of goods sold for the year ended December 31, 2021 of $8.3m. The $4.7m increase in cost of goods sold was due to our increased sales and inflation.

Operating Expenses

Operating expenses for the year ended December 31, 2022 were $27.3m compared to $33m for the year ended December 31, 2021. Non cash operating expenses related to share issuance was $7.4m as of December 31, 2022 compared $18.4m in December 31, 2021. The cash expense increase of $5.3m is mainly driven by an increase in sales and marketing cost of $2.0m to drive sales and promote the brands, delivery fees of $2.0m and an increase in Amazon selling fees of $0.6m associated with higher sales of Qplash division.

Other Income/(Expense)

Other expense for the year ended December 31, 2022 were $245,429 compared to $262,450 for the year ended December 31, 2021. These cost are mainly interest expense.

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

As of December 31, 2022, we had total cash of $4,431,745, as compared with $4,181,383 at December 31, 2021. The increase was primarily due to issuances of notes payable and stock subscription agreements offset by expenses relating to the operating the business.

Net cash used for continuing operating activities during the year ended December 31, 2022, was $14,061,116 as compared to the net cash used by continuing operating activities for the year ended December 31, 2021, of $14,697,179. The primary reason for the change in net cash used due to an increase of $0.4m in operating loss operating losses of the business, offset by a decrease of $1.2m in working capital Net cash used for discontinued operating activities during the year ended December 31, 2022, was $32,774 as compared to $515,952 for the year ended December 31, 2021 due to discontinuing the business on June 30, 2022.

Net cash used for investing activities during the year ended December 31, 2022, was $102,698 as compared to the net cash used for investing activities during the year ended December 31, 2021, of $0. The net cash used in the year 2022 was for a capital expenditure for out of home used for advertising and building improvements.

Net cash provided by financing activities during the year ended December 31, 2022, was $14,446,951 compared to $19,014,524 provided from financing activities for the year ended December 31, 2021. During the year ended December 31, 2022, we received $11,428,591 from the issuance of common stock compared to $19,630,565 during the year ending December 31, 2021. We received $4,045,420 and $928,000 proceeds from the issuance of debt in years ending December 31, 2022 and 2021 respectively. In the year ending December 31, 2022 $390,500 shareholder advance was repaid and in year ending December 31, 2021 $390,500 cash advance from shareholder was received. Principal repayment of debt $636,560 and $1,673,296 were made in years ending December 31, 2022 and 2021 respectively. In year ending December 31, 2021 a cash advance repayment of $261,245 was made.

In order to have sufficient cash to fund our operations, we will need to raise additional equity or debt capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We will be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to curtail or cease operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Splash Beverage Group, Inc.

Fort Lauderdale, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Splash Beverage Group, Inc. at December 31, 2022 and 2021, and the related consolidated statements operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Intangible Assets Impairment Assessments

As described in Notes 2 and 4 to the consolidated financial statements, the Company has intangible assets of approximately $4.9 million at December 31, 2022. In most cases, no directly observable market inputs are available to measure the fair value to determine if the asset is impaired. Therefore, an estimate is derived indirectly and is based on valuation techniques utilizing undiscounted and discounted after-tax cash flows and discount rates. The estimates that management used in calculating the net present values depend on assumptions specific to the nature of the management service activities with regard to the amount and timing of projected future cash flows; long-term forecasts; actions of competitors (competing services), future tax and discount rates.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements These procedures included testing management’s process for developing the fair value estimate; evaluating the appropriateness of the net present value techniques; testing the completeness and accuracy of underlying data used in the model; and evaluating the significant assumptions used by management, including the amount and timing of projected future cash flows and the discount rate. Evaluating management’s assumptions related to the amount and timing of projected future cash flows and the discount rate involved evaluating whether the assumptions used by management reasonable considering the current and past performance of the intangible assets, the consistency with external market and industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

We have served as the Company’s auditor since 2020

Fort Lauderdale, Florida

March 31, 2023

Splash Beverage Group, Inc.
Consolidated Balance Sheets
December 31, 2022 and December 31, 2021

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$4,431,745	$4,181,383
Accounts Receivable, net	1,812,110	1,114,452
Prepaid Expenses	348,036	607,178
Inventory	3,721,307	1,923,479
Other receivables	344,376	41,939
Assets from discontinued operations	—	473,461
Total current assets	10,657,574	8,341,892

Non-current assets:
Deposit	49,290	330,886
Goodwill	256,823	256,823
Intangibles assets, net	4,851,377	5,604,512
Investment in Salt Tequila USA, LLC	250,000	250,000
Right of use asset	750,042	1,031,472
Property and equipment, net	489,597	569,785
Total non-current assets	6,647,129	8,043,478

Total assets	$17,304,703	$16,385,370

Liabilities and Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$3,383,187	$1,913,459
Right of use liability	268,749	294,067
Related party notes payable	—	653,081
Notes payable	1,080,257	2,667,812
Liability to issue shares	91,800	—
Shareholder advances	—	390,500
Accrued interest payable	141,591	171,452
Liabilities from discontinued operations	—	389,086
Total current liabilities	4,965,584	6,479,457

Long-term Liabilities:
Notes payable	2,536,319	300,000
Right of use liability	480,666	732,686
Total long-term liabilities	3,016,985	1,032,686

Total liabilities	$7,982,569	$7,512,143

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par, 300,000,000 shares authorized, 41,085,520 and 33,596,232 shares issued and outstanding, at December 31, 2022 and December 31, 2021, respectively	41,086	33,596
Additional paid in capital	121,632,547	99,480,188
Accumulated Other Comprehensive Income	(20,472)	—
Accumulated deficit	(112,331,027)	(90,640,557)
Total stockholders’ equity	9,322,134	8,873,227

Total liabilities and stockholders’ equity	$17,304,703	$16,385,370

The accompanying notes are an integral part of these consolidated financial statements.

Splash Beverage Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2022 and December 31 2021

	2022	2021
Net revenues	$18,087,486	$11,316,002
Cost of goods sold	(12,168,621)	(7,398,241)
Gross margin	5,918,865	3,917,761

Operating expenses:
Contracted services	1,505,788	1,584,830
Salary and wages	4,179,403	3,807,492
Non-cash share-based compensation	7,409,884	18,395,488
Other general and administrative	11,411,535	8,425,046
Sales and marketing	2,806,888	787,827
Total operating expenses	27,313,498	33,000,683

Loss from continuing operations	(21,394,633)	(29,082,922)

Other income/(expense):
Other Income	—	3,632
Interest income	6,068	643
Interest expense	(251,497)	(442,807)
Gain from debt extinguishment	—	176,082
Total other expense	(245,429)	(262,450)

Provision for income taxes	—	—

Net (loss) from continuing operations, net of tax	(21,640,062)	(29,345,372)

Net (loss) income from discontinued operations, net of tax	(199,154)	294,550

Gain on discontinued operations	148,747	—

Net income (loss) from discontinued operations, net of tax	(50,407)	294,550

Net loss	$(21,690,469)	$(29,050,822)
Other Comprehensive loss
Foreign Currency Translation loss	(20,472)	—

Total Comprehensive Income	(21,710,941)	(29,050,822)

Loss per share - continuing operations
Basic and Diluted	(0.58)	(1.01)

Weighted average number of common shares outstanding - continuing operations
Basic and Diluted	37,389,990	28,900,292

Income (loss) per share - discontinued operations
Basic and Diluted	(0.00)	0.01

Weighted average number of common shares outstanding - discontinued operations
Basic and Diluted	37,389,990	28,900,292

The accompanying notes are an integral part of these consolidated financial statements.

Splash Beverage Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended December 31, 2022 and 2021

	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balances at December 31, 2020	21,157,043	21,157	52,217,855	—	(61,589,735)	(9,350,723)
Issuance of warrants for services			7,267,421			7,267,421
Issuance of common stock for services	3,272,649	3,273	11,124,793			11,124,793
Issuance of common stock and warrants for cash	4,954,779	4,955	19,625,610			19,625,610
Mezzanine shares	4,201,761	4,202	9,244,518			9,244,518
Net loss				—	(29,050,822)	(29,050,822)
Balances at December 31, 2021	33,596,232	33,596	99,480,188	—	(90,640,557)	8,873,227

Issuance of common stock on convertible instruments	377,796	378	1,514,533	—	—	1,514,911
Issuance of warrants for services	—	—	3,849,144	—	—	3,849,144
Issuance of warrants on convertible instruments	—	—	1,898,265	—	—	1,898,265
Issuance of common stock for services	2,215,363	2,215	3,466,722	—	—	3,463,937
Issuance of common stock and warrants for cash	4,896,129	4,896	11,423,695	—	—	11,428,591
Accumulated Comprehensive Income - Translation	—	—	—	(20,472)		(20,472)
Net loss	—	—	—	—	(21,690,469)	(21,690,469)
Balances at December 31, 2022	41,085,520	41,086	121,632,546	(20,472)	(112,331,026)	9,322,134

The accompanying notes are an integral part of these consolidated financial statements

Splash Beverage Group, Inc.
Consolidated Statements Cash Flows
For the Year Ended December 30, 2022 and 2021

	2022	2021

Net loss	$(21,710,941)	$(29,050,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	936,020	111,567
ROU asset, net	4,093	(7,239)
Gain from debt extinguishment	—	176,082
Gain from sale of discontinued operation	84,375	—
Non-cash warrant expense	7,318,081	16,291,167
Changes in working capital items:
Accounts receivable, net	(697,658)	(629,594)
Inventory, net	(1,797,828)	(1,125,206)
Prepaid expenses and other current assets	(43,294)	(384,784)
Deposits	281,596	(253,200)
Accounts payable and accrued expenses	1,594,300	446,146
Accrued Interest payable	(29,861)	(271,296)
Net cash used in operating activities - continuing operations	(14,061,116)	(14,697,179)

Net cash used in operating activities - discontinued operations	(32,774)	(515,952)

Cash Flows from Investing Activities:
Capital Expenditures	(102,698)	—

Net cash used in investing activities -– continuing operations	(102,698)	—

Net cash used in investing activities - discontinued operations	—	—

Cash Flows from Financing Activities:
Proceeds from issuance of Common stock	11,428,591	19,630,565
Cash advance (repayment) from shareholder	(390,500)	390,500
Repayment of cash advance	—	(261,245)
Proceeds from issuance of debt	4,045,420	928,000
Principal repayment of debt	(636,560)	(1,673,296)

Net cash provided by financing activities - continuing operations	14,446,951	19,014,524

Net cash provided by financing activities - discontinued operations	—	—

Net Change in Cash and Cash Equivalents	250,362	3,801,383

Cash and Cash Equivalents, beginning of year	4,181,383	380,000

Cash and Cash Equivalents, end of year	$4,431,745	$4,181,383

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$204,594	$173,363
Cash paid for Taxes	—	—

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Convertible notes payable and accrued interest converted to common stock (377,796 shares)	1,514,911	—

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

Splash specializes in the manufacturing process, distribution, and sales & marketing of various beverages across multiple channels. Splash operates in both the non-alcoholic and alcoholic beverage segments. Additionally, Splash operates its own vertically integrated B-to-B and B-to-C E-commerce distribution platform called Qplash, further expanding its distribution abilities and visibility.

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

In coordination with up listing to the NYSE on June 11, 2021 the Company consummated a 1.0 for 3.0 reverse stock split. All common stock shares stated herein have been adjusted to reflect the split.

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

Certain reclassifications have been made to the prior period financial statements to conform to the current period classifications. These reclassifications had no impact on net loss.

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

Cash Equivalents and Concentration of Cash Balance

We consider all highly liquid securities with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at December 31, 2022 or December 31, 2021.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At December 31, 2022 we had approximately $3.8m over the federally insured limits. Our cash in uninsured foreign bank accounts was $1,941 at December 31, 2022.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are carried at their estimated collectible amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. We establish provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions. At December 31, 2022 and December 31, 2021, our accounts receivable amounts are reflected net of allowances of $13,683 and $45,203, respectively.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at December 31, 2022 and December 31, 2021 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. We establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. We manage inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $66,146 and $223,223 at December 31, 2022 and December 31, 2021, respectively.

Property and Equipment

We record property and equipment at cost when purchased. Depreciation is recorded for property, equipment, and software using the straight-line method over the estimated economic useful lives of assets, which range from 3-20 years. Company management reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable.

Depreciation expense totaled $182,886 and $156,766 for the years ended December 31, 2022 and 2021 respectively. Property and equipment consisted of the following:

Schedule of Property and equipment
	2022	2021
Auto	45,420	—
Machinery & equipment	1,108,870	1,108,870
Buildings & Tanks	282,988	279,543
Leasehold improvements	713,068	662,537
Office furniture & equipment	13,636	70,960
Total cost	2,163,983	2,121,911
Accumulated depreciation	(1,674,385)	(1,552,125)
Property, plant & equipment, net	489,597	569,785

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

Employee Retention Credit (“ERC”)

The CARES Act provides an employee retention credit (“CARES Employee Retention credit”), which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The tax credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages per employee through December 31, 2020. Additional relief provisions were passed by the United States government, which extend and slightly expand the qualified wage caps on these credits through December 31, 2021. Based on these additional provisions, the tax credit is now equal to 70% of qualified wages paid to employees during a quarter, and the limit on qualified wages per employee has been increased to $10,000 of qualified wages per quarter. The Company qualified for the tax credit under the CARES Act. Copa Di Vino received $211,300 which represents refunds for the quarters ended March, June and September 2021 Form 941 Employer Quarterly Federal Tax Returns.

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

The liabilities and indebtedness presented on the consolidated financial statements approximate fair values at December 31, 2022 and December 31, 2021, consistent with recent negotiations of notes payable and due to the short duration of maturities.

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

Distribution expenses to transport our products, and warehousing expense after manufacture are accounted for in Other General and Administrative cost.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Cost of Goods Sold

Cost of goods sold include the costs of products, packaging, transportation, warehousing, and costs associated with valuation allowances for expired, damaged or impaired inventory. The cost of transportation from production site to other 3rd party warehouses or customer is included in Other General and Administrative cost.

Other General and Administrative Expenses

Other General and Administrative expenses includes Amazon selling fees, royalty cost for selling TapouT, cost of transportation from production site to other 3rd party warehouses or customers, Insurance cost, consulting cost, legal and audit fees, Investor Relations expenses, travel & entertainment expenses, occupancy cost and other cost.

Stock-Based Compensation

We account for stock-based compensation in accordance with ASC 718,”Compensation - Stock Compensation”. Under the fair value recognition provisions, cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the option vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options. We early adopted ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which aligns accounting treatment for such awards to non-employees with the existing guidance on employee share-based compensation in ASC 718.

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

Income Taxes

We use the liability method of accounting for income taxes as set forth in ASC 740,”Income Taxes”. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. We record a valuation allowance when it is not more likely than not that the deferred tax assets will be realized.

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at December 31, 2022 and December 31, 2021. See not 13.

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

Weighted average number of shares outstanding excludes anti-dilutive common stock equivalents, including warrants to purchase shares of common stock and warrants granted by our Board but have not been exercised totaling 14,343,896.

Advertising

We conduct advertising for the promotion of our products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. We recorded advertising expense of $732,618 and $728,045 for the years ended December 30, 2022 and 2021, respectively.

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

Foreign Currency Gain/Losses

Foreign Currency Gain/Losses — foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. Gain or losses from these translation adjustments are included in the consolidated statement of operations and other comprehensive (loss) income as foreign currency translation gains or losses. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances, are included in Other Comprehensive Losses. The Company incurred foreign currency translation net loss during the year ended December 31, 2022 of $20,472.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, we will adopt those that are applicable under the circumstances.

Note 3 – Liquidity, Capital Resources and Going Concern Considerations

During 2022, the Company received approximately $12.8 million and $4.0 million from the proceeds from the issuance common stock and debt, respectively. These events served to mitigate the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s consolidated financial statements have been prepared on the basis of US GAAP for a going concern, on the premise that Company’s ability to meet its obligations as they come due in the normal course of business. The Company sustained a net loss of approximately $21.7 million and negative cash flows from operating activities of approximately $14.1 million for the year ended December 31, 2022.  To date the Company has generated cash flows from issuances of equity and indebtedness.

Management believes that its current available resources will be sufficient to fund the Company’s planned expenditures over the next 12 months. However, management recognizes that it may be required to obtain additional resources via issuances of indebtedness or equity to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company determine it shall be unable to continue as a going concern.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, and Revenue Financing Arrangements

Notes payable are generally nonrecourse and secured by all Company owned assets.

Schedule of Notes payable
	Interest Rate	December 31, 2022	December 31, 2021
Notes Payable

In March 2014, we entered into a short-term loan agreement with an entity in the amount of $200,000. The note included warrants for 272,584 shares of common stock at $0.94 per share. The warrants expired as unexercised. The loan matured and remains in default.	8%	200,000	200,000

In September 2021, we entered into a twelve-month loan with a company in the amount of $208,000. The loan and interest was paid off in June 2022.	4.8%	—	116,478

In December 2020, we entered into a 56 month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% through November 2022 and 4.00% through September 2025 of the previous months revenue	17%	1,044,445	1,423,334

In April 2021, we entered into a six-month loan with a individual in the amount of $84,000. The loan matures in October 2021 with principal and interest due at maturity. The loan was extended to January 2023	7%	84,000	84,000

In April 2021, we entered into a six-month loan with a individual in the amount of $84,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to January 2023	7%	84,000	84,000

In May 2021, we entered into a six-month loan with a individual in the amount of $50,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to January 2023	7%	50,000	50,000

In May 2021, we entered into a six-month loan with a individual in the amount of $500,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The principal and interest was converted into shares of common stock in February 2022	7%	—	500,000

In May 2021, we entered into a six-month loan with an individual in the amount of $10,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to January 2023.	7%	10,000	10,000

In May 2021, we entered into a six-month loan with a individual in the amount of $200,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The principal and interest was converted into shares of common stock in February 2022.	7%	—	200,000

In November 2021, we entered into a one-year loan with a individual in the amount of $300,000. The loan had an original maturity of November 2021 with principal and interest due at maturity. The principal and interest was converted to shares of common stock in April 2022	7%	—	300,000

In August 2022, we entered into a 56-months auto loan in the amount of $45,420.	2.35%	42,396	—

In December 2022, we entered into an eighteen-month loan with an individual in the amount of $100,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity.	12%	100,000	—

In December 2022, we entered into an eighteen-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity.	12%	250,000	—

In December 2022, we entered into an eighteen-month loan with an individual in the amount of $1,000,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity.	12%	1,000,000	—

In December 2022, we entered into an eighteen-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity.	12%	250,000	—

In December 2022, we entered into an eighteen-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity.	12%	250,000	—

In December 2022, we entered into an eighteen-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity.	12%	250,000	—

In December 2022, we entered into an eighteen-month loan with an individual in the amount of $400,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity.	12%	400,000	—

In December 2022, we entered into an eighteen-month loan with an individual in the amount of $1,500,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity.	12%	1,500,000	—

	Total notes payable	$5,514,841	$2,967,812

	Less notes discount	(1,898,265)	—

	Less current portion	(1,080,257)	(2,967,812)

	Long-term notes payable	$2,536,319	$—

Interest expense on notes payable was $217,123 and $376,572 for the years ended December 31, 2022 and 2021, respectively. Accrued interest was $141,591 and $171,452 at December 31, 2022 and December 31, 2021, respectively.

Notes discount of $1,898,265 for the year ending December 31, 2022 is related to the discounted warrants on the December notes. The year ending December 31, 2021 did not have discounted warrants.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, and Revenue Financing Arrangements, continued

Schedule of Notes payable
	Interest Rate	December 31, 2022	December 31, 2021
Related Parties Notes Payable

In December 2020, we entered into an 18 month loan with an individual in the amount of $2,000,000. The loan was paid off in June 2022	2.0%	—	653,081

	Less current portion	—	(653,081)

	Long-term notes payable	$—	$—

Interest expense on related party notes payable was $5,407 and $26,409 for the years ended December 31, 2022 and 2021, respectively.

 Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 5 – Licensing Agreement and Royalty Payable

We have a licensing agreement with ABG TapouT, LLC (“TapouT”), providing us with licensing rights to the brand “TapouT” on (i) energy drinks, (ii) energy bars, (iii) coconut water, (iv) electrolyte gum/chews, (v) energy shakes, (vi) powdered drink mix, (viii) water (including enhanced water), (vii) energy shots, (viii) teas, and (ix) sports drinks sold in the North America (including US Territories and Military Bases), United Kingdom, Brazil, South Africa, Australia, Scandinavia, Peru, Colombia, Chile and Guatemala.. Under the terms of the agreement, we are required to pay a 6% royalty on net sales, as defined. In 2022 and 2021, we are required to make monthly payments of $54,450 and $49,500, respectively.

There were no unpaid royalties at December 31, 2022 and 2021. We paid the guaranteed minimum royalty payments of $653,400 and $594,000 for the years ended December 31, 2022 and 2021, which is included in general and administrative expenses.

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

Note 6 – Stockholders’ Equity

Common Stock

During the twelve-months ended December 31, 2022, we issued 4,596,129 shares of common stock as part of the public offerings, 1,834,404 shares in exchange for services, 380,959 shares in connection with the purchase of Copa di Vino, 377,796 shares on conversion of convertible instruments, and 300,000 shares for cash.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 6 – Stockholders’ Equity, continued

Private Placement Memorandum (PPM)

In January 2021, the Board of Directors approved a private placement offering of 1,212,121 shares of the common stock of the Company, a purchase price of $3.30 per share for aggregate gross proceeds of $4,000,000 (“PPM”). As part of the PPM, each purchaser received a warrant to purchase one share for every two shares purchased. In February 2021, we completed our PPM by issuing a total of 1,212,355 of shares and 606,179 warrants receiving gross proceeds of approximately $4,000,000.

In July 2022, we issued 100,000 shares of common stock of the Company, at a purchase price of $1.10 per share. In December 2022, we issued 200,000 shares of common stock of the Company, at a purchase price of $1.00 per share this placement included 100% warrant coverage.

In December 2022, we issued Convertible Notes for 4,000,000 shares at $1.00 per share with warrants to purchase 4,000,000 shares of common stock at $0.25 per share.

Stock Plans

A summary of the Company’s stock option plan and changes during the year ended is as follows:

Plan Category	No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities
Equity compensation plan approved by board of directors	1,151,000	2.56	1,899,509

Total	1,151,000	2.56	1,899,509

On August 2020, the Board adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights, Performance Units and Performance Bonuses to consultants and eligible recipients.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

The following is a summary of the Company’s stock option activity:

Options		December 31, 2022		December 31, 2021

Balance - beginning of the year	1,065,000	$2.60	—	—

Granted	146,000	2.31	1,065,000	$2.60
Exercises	—	—	—	—
Cancelled	60,000	2.60	—	—

Balance - end of the year	1,151,000	$2.56	1,065,000	$2.60

Exercisable – end of year	732,746	$2.58	334,998	$2.60

In September 2021 we granted 1,065,000 options to purchase common stock of the Company to employees, consultants, and directors. These options vest over two years.

In May 2022, we granted 146,000 options to purchase common stock to employees and consultants, these options vest between one and four years.

The Company determined the grant date fair value of the options granted using the Black Scholes Method using the following assumptions:

	December 31, 2022	December 31, 2021
Risk-free interest rates	0.84%	2.99%
Exercise price	$2.60	$2.31
Expected life	5 years	10 years
Expected volatility	160.0%	228.3%
Expected dividends	—	—

During the year ended December 31, 2022, 397,748 options vested with a weighted average grant date fair value of $2.55 Stock compensation expense for the years ended December 31, 2022 and 2021 was $1,146,965 and $3,971,926, respectively.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

At December 31, 2022, there was 418,254 options unvested with an average grant date fair value of $2.54 and $379,144 of unrecognized compensation costs related to stock options which will be recognized over the weighted average remaining years of 0.84.

The following is a summary of the Company’s Warrant activity

Warrants		December 31, 2022		December 31, 2021

Balance – beginning of the year	10,143,896	$2.51	6,213,898	$2.11

Granted	4,200,000	0.25	3,929,998	3.29
Exercises	—	—	—	—
Cancelled	—	—	—	—

Balance - end of the year	14,343,896	$1.85	10,143,896	$2.51

In January 2021 we issued 606,179 warrants to purchase common stock of the Company in connection with the January 2021 private placement offering of 1,212,121 shares of common stock.

In May 2021 we granted 333,333 warrants to purchase common stock of the Company to a director. These warrants vest over two years.

We issued 3,750,000 warrants to purchase common stock of the Company in connection with the June 2021 underwritten public offering of 3,750,000 shares of common stock, in addition to 150,000 warrants to purchase common stock of the Company to the representative underwriter.

The fair value of warrants recognized in the period has been estimated using the Black-Scholes option pricing model with the following assumptions.

Schedule of assumptions used in Black-Scholes option pricing model
	December 31, 2022	December 31, 2021
Risk-free interest rates	3.99%	0.93%
Exercise price	$0.96	$1.85
Expected life	5 years	5 years
Expected volatility	228.3%	165.3%
Expected dividends		—

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 7 – Related Parties

During the normal course of business, we incurred expenses related to services provided by our CEO or Company expenses paid by our CEO, resulting in related party payables. In conjunction with the acquisition of Copa di Vino, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Loan and Security Agreement provided for a revenue-based credit facility of $1,578,237 (the “Gross Amount”) with the Lender (the “Credit Facility”).

There were related party notes payable in the amount of $0.7 million outstanding as of December 31, 2021 and were repaid in 2022.

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

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 9 – Lease

We have various operating lease agreements primarily related to real estate and office. Our real estate leases represent a majority of our lease liability. Our lease payments are mainly fixed. Any variable lease payments, including utilities, common area maintenance are expensed during the period incurred. Variable lease costs were immaterial for the years ended December 31, 2022 and 2021. A majority of our real estate leases include options to extend the lease. We review all options to extend at the inception of the lease and account for these options when they are reasonably certain of being exercised.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on our consolidated statement of operations. Operating lease cost was $315,980 and $277,525 during the years ended December 31, 2022 and 2021, respectively.

The following table sets for the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet at December 31, 2022:

Maturities of lease liabilities
Undiscounted Future Minimum Lease Payments	Operating Lease

2023	$298,442
2024	252,000
2025	252,000
Total	802,442
Amount representing imputed interest	(53,027)
Total operating lease liability	749,415
Current portion of operating lease liability	(268,749)
Operating lease liability, non-current	$480,666

The table below presents information for lease costs related to our operating leases at December 31, 2022:

Schedule of lease costs
Operating lease cost:
Amortization of leased assets	$623,232
Interest of lease liabilities	94,081
Total operating lease cost	$717,313

The operating lease cost at December 31, 2022 was $315,980 and at December 31, 2021 was $277,525.

The table below presents lease- related terms and discount rates at December 31, 2022:

Summary of lease-related terms and discount rates
Remaining term on leases	1 to months 36
Incremented borrowing rate	5.0%

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 10 – Segment Reporting

We have two reportable operating segments: (1) the manufacture and distribution of non-alcoholic and spirits brand beverages, and (2) the retail sale of beverages and groceries online. These operating segments are managed separately and each segment’s major customers have different characteristics. Segment Reporting is evaluated by our Chief Executive Officer and Chief Financial Officer. Our medical device business was discontinued in 2021.

Schedule of Segment Reporting Information
Revenue	For the period ended, December 31, 2022	For the period ended, December 31, 2021
Splash Beverage Group	$4,759,586	$4,459,409
E-Commerce	13,327,900	6,856,593

Total Revenues continuing operations	$18,087,486	$11,316,002

Total Revenues discontinuing operations	$385,174	$1,112,878

Contribution after Marketing expenses	2022	2021
Splash Beverage Group	$(2,202,790)	$242,045
E-Commerce	5,314,767	2,887,889

Total Contribution after Marketing expenses continuing operations	3,111,977	3,129,934

Contracted services	1,505,788	1,584,830
Salary and wages	4,179,403	3,807,492
Non-cash share-based compensation	7,409,884	18,395,488
Other general and administrative	11,411,535	8,425,046

Loss from continuing operations	$(21,394,633)	$(29,082,922)

Total Assets	December 31, 2022	December 31, 2021
Splash Beverage Group	$14,723,553	$14,998,597
E-Commerce	2,581,150	913,312
Medical Devices – Discontinued	—	473,461

Total Assets	$17,304,703	$16,385,370

Splash Beverage Group revenue increased for the year ending December 31, 2022 versus December 31, 2021 by $0.3m or 6.7% with largest contribution from TapouT and Pulpoloco. Contribution after Marketing expenses declined by $2.4m for the year ending December 31, 2022 versus December 31, 2021 driven by raw material cost increases and faster growth of lower margin brands affecting the overall mix of sales.

E-Commerce revenue increased for the year ending December 31, 2022 versus December 31, 2021 by $6.4m driven by expanded territory coverage, new products being sold and increased cart size when customers checking out. Contribution after Marketing expenses increased by $2.4m due to increased sales partially offset by cost increases.

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

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 12 – Registration Statement

Underwriting Agreement

On June 10, 2021, we entered into an underwriting agreement (“Underwriting Agreement”) relating to an underwritten public offering (the “Offering”) of common stock, (the “Common Stock”) and warrants to purchase one share of Common Stock (the “Warrants”). Pursuant to the Offering, we sold 3,750,000 shares of Common Stock and 4,312,500 Warrants, which include 562,500 Warrants sold upon the partial exercise of the Underwriters’ over-allotment, for total gross proceeds of approximately $15 million. After deducting the underwriting commissions, discounts, and offering expenses, we received net proceeds of approximately $13.2 million.

On February 17, 2022, we entered into an underwriting agreement (“Underwriting Agreement”) relating to an underwritten public offering (the “Offering”) of common stock, (the “Common Stock”) to purchase one share of Common Stock. Pursuant to the Offering, we sold 2,300,000 shares of Common Stock for total gross proceeds of approximately $9.2 million. After deducting the underwriting commissions, discounts, and offering expenses payable by we, we received net proceeds of approximately $7.9 million.

On September 22, 2022, we entered into an underwriting agreement (“Underwriting Agreement”) relating to an underwritten public offering (the “Offering”) of common stock, (the “Common Stock”) to purchase one share of Common Stock. Pursuant to the Offering, we sold 2,296,129 shares of Common Stock for total gross proceeds of approximately $3.6 million. After deducting the underwriting commissions, discounts, and offering expenses, we received net proceeds of approximately $3.1 million.

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

Note 13 – Tax Provision

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

At December 31, 2022, the Company’s net operating loss carryforward for Federal income tax purposes was $89,794,180, which will be available to offset future taxable income. If not used, these carry forwards will begin to expire in 2032, except for the net operating losses generated January 1, 2018 and after, which can be carried forward indefinitely.

There was no income tax expense or benefit for the years ended December 31, 2022 and 2021 due to the full valuation allowance recorded.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

The reconciliation of the income tax benefit is computed at the U.S. federal statutory rate as follows:

Schedule of Effective Income Tax Rate Reconciliation
	2022	2021

Federal Statutory Tax Rate	21.00%	21.00%
Permanent Differences	(3.80)%	(4.00)%
Change in Valuation Allowance	(17.20)%	(17.00)%
Net deferred tax asset	—	—

The tax effects of temporary differences which give rise to the significant portions of deferred tax assets or liabilities at December 31 are as follows:

Schedule of Deferred Tax Assets and Liabilities
	2022	2021
Deferred Tax Assets:
Net Operating Losses	$22,758,336	$18,430,306
Deferred Rent	380	380
Accrued Interest/Interest Expense Limitation	1,263,639	1,145,380
Total deferred tax assets	24,022,355	19,576,065

Deferred Tax Liabilities:
Depreciation	(93,476)	(139,828)
Total deferred tax liabilities	(93,476)	(139,828)

Less: Valuation allowance	(23,928,879)	(19,436,237)
Total Net Deferred Tax Assets	$—	$—

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The open tax years subject to examination with respect to the Company’s operations are 2015 through 2022.

Note 14 – Subsequent Events

In February 2023 the $200,000 note payable that was in default was settled via payment of $302,667

In February 2023 the Company received $2.0 million from a Private Placement issuance of convertible notes. The notes convert into 3.5M shares of our common stock.

In February 2023 the Company transferred cash in bank deposits accounts to the maximum federally insured limits of $250,000 to minimize unissued funds. At March 29, 2023 we had $563,498 over the federally insured limits.

We have notes that expire in 2023 that we will extend or payoff.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 9, 2023, the Company was advised by Daszkal Bolton, LLP (“Daszkal”), the Company’s independent registered public accounting firm, that Daszkal completed a business combination agreement with CohnReznick LLP (“CohnReznick”). As a result of this transaction, Daszkal will resign as the Company’s independent registered public accounting firm upon the Company filing its annual report on Form 10-K for the year ended December 31, 2022. The Company’s current Daszkal audit team is now part of CohnReznick and the Company expects it will likely engage CohnReznick to serve as the Company’s independent registered public accounting firm for the Company’s fiscal year ending December 31, 2023, but has not engaged CohnReznick at this time.

Daszkal’s reports on the Company’s financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2021 and 2020, and the subsequent interim periods through November 14, 2022, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between the Company and Daszkal on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Daszkal’s satisfaction, would have caused Daszkal to make reference thereto in its reports on the financial statements for such years; and (ii) no “reportable events” within the meaning of Item 304(a)(1)(v) of Regulation S-K, except that Daszkal advised the Company of material weaknesses in its internal control over financial reporting as of December 31, 2021 and 2020.

Item 9A. Controls and Procedures.

(1) Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), to allow for timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to our limited resources our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below Following the 2021 evaluation by management of the effectiveness of the design and operation of our disclosure controls and procedures we implemented new controls and process in 2022.

(2) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our internal control system was designed to, in general, provide reasonable assurance to our management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. Based on that assessment, our management has determined that as of December 31, 2022, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding management’s assessment of our internal control over financial reporting pursuant to temporary rules of the SEC.

(3) Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting other than items highlighted above, identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934 that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth our executive officers and directors, their ages and position(s) with the Company.

Name	Age	Position

Robert Nistico	59	Chief Executive Officer and Director

Ronald Wall	55	Chief Financial Officer

William Meissner	56	President, Chief Marketing Officer

Justin Yorke	56	Director

Peter McDonough	64	Director

Candace Crawford	67	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually by the Board of Directors (the “Board”) and serve at the discretion of the Board.

Robert Nistico, age 59, on March 31, 2020 became the Chief Executive Officer and a member of the Board of the Company. Since 2012, Mr. Nistico has served as the Chief Executive Officer and a member of the Board of Splash Beverage Group, Inc., prior to the Company’s acquisition by CMS. Mr. Nistico also served as the president of Viva Beverages, LLC from 2009 to 2011. Mr. Nistico was the fifth employee at Red Bull North America, Inc. where he worked from 1996 to 2007 and served as Vice President of Field Marketing and Sr. Vice President/General Manager. Mr. Nistico was instrumental in building the Red Bull brand in North and Central America and the Caribbean from no revenues to $1.45 billion in annual revenues. Earlier, he held the brand position of Regional Portfolio V.P and Division Manager for Diageo (formerly I.D.V. / Heublein), General Sales Manager for Republic National (formerly The Julius Schepps Company) and North Texas State Manager for The E & J Gallo Winery (and a variety of other management positions for those companies). Mr. Nistico serves as a director of Apollo Brands. Mr. Nistico has more than 27 years of experience in the beverage industry, including direct and indirect sales management, strategic brand management & marketing, finance, operations, production and logistics. Mr. Nistico holds a B.A. from the University of Colorado.

Ronald Wall, age 56, became Chief Financial Officer in May 2022. Mr. Wall is a collaborative finance executive with expertise leveraging analysis, insights and team approaches, driving organizational improvements, and implementing practices and controls. From 2016 to 2022, Mr. Wall served as the Chief Financial Officer for Americas of William Grant & Sons Inc., a premium spirits company. Previously, Mr. Wall served in various capacities at William Grant & Sons Inc., including Chief Financial Officer for North America, and Chief Financial Officer for the United States of America.

William Meissner, age 56, became the President and Chief Marketing Officer of the Company in May of 2020. Mr. Meissner is a proven leader with more than twenty years of success in growing consumer brand companies with both large multinational and medium sized entrepreneurial organizations. Meissner has held several other leadership and board director roles. Prior to Splash Meissner was a board director and CEO in a beverage vertical organized by a mid-cap PE firm designed to acquire and build emerging brands, where he acquired two legacy tea brands from Nestle, Sweet Leaf Tea and Tradewinds Tea. Meissner served as CEO and Board Director or Genesis Today, Inc. a plant based superfood and supplement company, CEO and Board Director of a joint venture between Distant Lands Coffee Inc. and Caffitaly Systems s.p.a called Tazza Pronto Inc., CEO and Board Director of Jones Soda Inc., President of Talking Rain Beverages, Inc., Chief Marketing Officer of Coca-Cola’s Fuze Beverages, Brand Director of PepsiCo’s SoBe Beverages and Category Manager of Nutritional Beverages for Tetra Pak Inc. Meissner has an MBA from the University of Pittsburgh’s Katz Graduate School of Business and a Bachelor’s degree from Michigan State University.

Justin Yorke, age 56, became a member of the Board of the Company on March 31, 2020. Since March 31, 2020, Mr. Yorke has also served as the Company’s Secretary. Mr. Yorke has over 25 years of experience in finance. Based in Hong Kong for over 10 years, he managed funds for a private Swiss Bank, Darier Henstch from 1997 to 2000. Prior to that, from 1995 to 1997, Mr. Yorke managed funds for Peregrine Investments and from 1990 to 1995 Unifund, Asia, Ltd, Hong Kong, a high net-worth family office headquartered Geneva, Switzerland. From 2000 to 2004, he was a partner at Asiatic Investment Management, based in San Francisco. Since 2004, Mr. Yorke has been a partner in San Gabriel Advisors, LLC and Arroyo Capital Management, LLC and is the manager of the San Gabriel Fund, JMW Fund and Richland Fund. The funds are highly diversified in focus with investment holdings, public, private equity and debt investments and real estate investments. He has a B.A. degree from UCLA. Mr. Yorke is the principal of WesBev LLC, which prior to the merger between CMS and our Company was the majority shareholder of the Company. He also is an acting director and audit committee chair of Processa Pharmaceuticals, (Nasdaq: PCSA). Mr. Yorke served as non-executive Chairman of Jed Oil and a Director/CEO at JMG Exploration.

Peter J. McDonough, age 64, has served as an independent director of the Company since October 5, 2020 and previously served as a member of the Board of Splash Beverage Group, Inc. prior to the Company’s acquisition by CMS. Mr. McDonough brings more than 30 years of executive leadership experience from an array of global industry leading consumer goods companies. Most recently, Mr. McDonough was Chief Executive Officer of Trait Biosciences, Inc. (2019-2022) after serving as an independent management consultant (2016-2018). Earlier, Mr. McDonough served as President, Chief Marketing and Innovation Officer for Diageo North America (2006-2015). Prior to joining Diageo, Mr. McDonough was Vice President, European Marketing at The Procter & Gamble Company (2004-2006), where he led the Duracell Battery and Braun Appliance marketing organizations. From 2002 to 2004, Mr. McDonough was a member of the graduate business school faculty and lecturer at the University of Canterbury in Christchurch, New Zealand. Prior to this academic post he served as Vice President of Marketing for Gillette North America’s Blade Razor & Grooming Products Business where he directed the market launch of industry leading brands like Mach3 Turbo and Venus Razors. Earlier in his career, Mr. McDonough served as Director of North American Marketing at Black & Decker where he was involved in launching the DeWalt Power Tool Company. Mr. McDonough received a B.A. from Cornell University and a Master of Business Administration from the Wharton School of Business. He is also an independent director on the Board of Franklin BSP Realty Trust (NYSE: FBRT).

Candace Crawford, age 67, has served as an independent director since May 24, 2021. Ms. Crawford is a highly accomplished senior executive and entrepreneur with more than 30 years of success across the food and beverage, consumer products, manufacturing, retail, and commercial real estate industries. Her broad areas of expertise include strategic planning, growth and growing businesses, financial acumen, P&L, operations, and governance. Since 2017, Ms. Crawford has served as an adviser and board member to various companies. Ms. Crawford has sat on the board of Vive Organic since February 2019-2022, when the Company was sold and the board of Skin Te since June 2018. She served as the CEO of Coco Libre from 2015 to 2017, when the Company was sold. Under her management, she was able to expand distribution, grow product innovation and build awareness of the flagship coconut water brand Coco Libre. Prior to this, she was the Chief Operating Officer and Chief Financial Officer at Zico Beverages LLC from 2009 to 2013, when the Company was sold. Before making her debut in the beverage world, Ms. Crawford was the Chief Financial Officer for five different companies including Metropolitan Theaters; Virgin Entertainment Group; Resort Theaters of America; OMP; and Ancora Capital. Ms. Crawford holds a Bachelor of Science in Business from the University of Southern California and is a Certified Public Accountant.

 Family Relationships

There are no family relationships among and between the issuer’s directors, officers, persons nominated or chosen by the issuer to become directors or officers, or beneficial owners of more than ten percent of any class of the issuer’s equity securities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2022 were complied with by each person who at any time during the 2022 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: Justin Yorke, Candace Crawford, Peter McDonough and Robert Nistico each filed a late Form 4 report on March 31, 2022, related to the granting of options to purchase our common stock on September 30, 2021; Ms. Crawford filed a late Form 4 report on April 5, 2022, related to the granting of options to purchase our common stock on May 16, 2021; Mr. Nistico filed a late Form 4 report on May 31, 2022, related to the purchase of our common stock on May 26, 2022; and Mr. Nistico filed a late Form 4 report on June 7, 2022, related to the purchase of our common stock on June 3, 2022.

Committees of the Board of Directors

Audit Committee

We have separately designated an Audit Committee. The Audit Committee is responsible for, among other things, the appointment, compensation, removal and oversight of the work of the Company’s independent registered public accounting firm, overseeing the accounting and financial reporting process of the Company, and reviewing related person transactions. Our Audit Committee is comprised of Peter McDonough and Candace Crawford. Under NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Also, as a smaller reporting company, we are only required to maintain an audit committee of two independent directors. Our Board has determined that Peter McDonough and Candace Crawford are independent under NYSE listing standards and applicable SEC rules. Candace Crawford is the Chairperson of the audit committee. Each member of the audit committee is financially literate and our Board has determined that Candace Crawford qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The Audit Committee operates under a written charter adopted by the Board of Directors, which can be found in on our website at www.splashbeveragegroup.com. During 2022, the Audit Committee held four meetings in person or through conference calls.

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

During 2022, the Compensation Management Resources Committee held two meetings in person or through conference calls.

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

During 2021, the Nominating and Corporate Governance Committee held two meetings in person or through conference calls.

Meetings of the Board of Directors same as above

During 2022, the Board of Directors held five meetings. During 2022, each member of our Board of Directors attended at least 75% of the aggregate of all meetings of our Board of Directors and of all meetings of committees of our Board of Directors on which such member served that were held during the period in which such director served.

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

Item 11. Executive Compensation

The following table sets forth information for our two most recently completed fiscal years ending December 31, 2022 and December 31, 2021 concerning all of the compensation awarded to, earned by the executive officers named below.

Name	Year	Salary	Bonus	Other	Stock Awards	Options	Total
Robert Nistico	2022	325,000	100,000	14,400	—	—	439,000
Robert Nistico	2021	325,000	162,500	14,400	—	1,378,000	1,879,900

William Meissner	2022	325,000	90,000	—	—	—	415,000
William Meissner	2021	325,000	162,500	—	—	260,000	747,500

Ronald Wall	2022	217,708	60,000	28,429	—	254,100	560,237
Dean Huge	2021	150,000	30,000	—	225,334	—	405,334

Directors Compensation

During the fiscal year ended December 31, 2022, our directors were paid compensation in cash for serving as Directors of the Company.

Name	Year	Compensation	Options/Warrants	Total
Candace Crawford	2022	75,000	—	75,000
Candace Crawford	2021	31,250	1,075,000	1,106,250

Peter McDonough	2022	69,996	—	69,996
Peter McDonough	2021	29,165	325,000	354,165

Justin Yorke	2022	—	—	—
Justin Yorke	2021	—	325,000	325,000

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the total outstanding equity awards as of December 31, 2022, for each Named Executive Officer:

Name	Grant Date	Number of Securities Underlying Unexercised Options / Warrants Exercisable	Option / Warrant Awards Number of Securities Underlying Unexercised Options / Warrants Exercisable	Option Exercise Price	Option Expiration Date
Robert Nistico	2/28/2020	159,008	—	2.19	2/27/2025
Robert Nistico	10/16/2020	1,000,000	—	2.25	10/15/2027
Robert Nistico	9/16/2021	530,000	—	2.60	9/15/2026
William Meissner	10/16/2020	416,667	—	2.25	10/15/2027
William Meissner	9/16/2021	66,666	33,334	2.60	9/15/2026
Ronald Wall	5/2/2022	27,750	83,250	2.31	5/2/2032

(1)	Unless otherwise noted, the business address of each of the following individuals is 1314 East Las Olas Blvd, Suite 221 Fort Lauderdale, Florida 33301

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2023, and as adjusted to reflect the sale of common stock in this offering, for:

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

 Our calculation of the percentage of beneficial ownership prior to this offering is based on 25,655,515 shares of common stock outstanding as of March 31, 2023. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or persons, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person or persons (and only such person or persons) by reason of these acquisition rights.

Name	Shares of Common Stock	Percentage of Common Stock
Executive Officers and Directors
Robert Nistico	1,350,000	3.3%

Justin Yorke(1)	5,486,109	13.4%

Peter McDonough	22,716	0.1%

Candace Crawford	—	—

William Meissner	—	—

Ronald Wall	—	—

Officers and Directors as a Group (6 individuals)	6,858,825	16.7%
5% or greater owners:
LK Family Partnership	2,898,797	7.1%

Total	9,757,622	23.7%

(1)	Of which 3,297,243 shares are held by Richland Fund LLC, 1,398,012 shares are held by JMW Fund LLC and 790,854 shares are held by San Gabriel LLC. All funds are managed by Mr. Yorke.

Item 13. Certain Relationships and Related Transactions and Director Independence.

 The following is a description of the transactions and series of similar transactions, since December 31, 2022, that we were a participant or will be a participant in, which:

●	the amount involved exceeds the lesser of $120,000 or one percent of the average of the smaller reporting company’s total assets at year-end for the last two completed fiscal years; and

●	any of our directors, executive officers, holders of more than 5% of our capital stock (which we refer to as “5% stockholders”) or any member of their immediate family had or will have a direct or indirect material interest, other than compensation arrangements with directors and executive officers.

Item 14. Principal Accounting Fees and Services.

December 31, 2022

Audit	$193,000
Audit related	—
Tax	19,725
Total	$212,725

December 31, 2021

Audit	$182,430
Audit related	—
Tax	3,200
Total	$185,630

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

SPLASH BEVERAGE GROUP, INC. (Registrant)

Date: March 31, 2023	By:	/s/ Robert Nistico
	Name:	Robert Nistico
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Signature	Title	Date

/s/ Robert Nistico
Robert Nistico	Chief Executive Officer and Director	March 31, 2023
(Principle Executive Officer)

/s/ Ronald Wall
Ronald Wall	Chief Financial Officer, Treasurer	March 31, 2023
(Principal Financial and Accounting Officer)
/s/ Justin Yorke
Justin Yorke	Director, Secretary	March 31, 2023

/s/Peter McDonough	Director	March 31, 2023
Peter McDonough

/s/ Candace Crawford
Candace Crawford	Director	March 31, 2023

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement dated June 10, 2021 between Splash Beverage Group and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (incorporated by reference herein to Exhibit 1.1 to the Current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2021)

1.2	Underwriting Agreement dated June 10, 2021 between Splash Beverage Group and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (incorporated by reference herein to Exhibit 1.1 to the Current report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2022)

1.3	Underwriting Agreement dated September 23, 2022, between Splash Beverage Group and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (incorporated by reference herein to Exhibit 1.1 to the Current report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2022)

2.1	Agreement and Plan of Merger dated December 31, 2019 by and among Canfield Medical Supply, Inc., SBG Acquisition, Inc., and Splash Beverage Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated January 7, 2020)

2.2	Form of Amendment No. 1 to the Agreement and Plan of Merger (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 7, 2020)

3.1	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form 8-K1 filed with the SEC on November 15, 2021)

3.2	Articles of Incorporation filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.1 filed with Form8-K filed with the SEC on November 15, 2021)

3.3	Articles of Merger filed with the Secretary of State of the State of Nevada (incorporated by reference herein to Exhibit 2.2 filed with Form8-K filed with the SEC on November 15, 2021)

3.4	Statement of Merger filed with the Secretary of State of the State of Colorado (incorporated by reference herein to Exhibit 2.3 filed with Form8-K filed with the SEC on November 15, 2021)

4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 filed with the Annual Report on Form 10-K filed with the SEC on March 31, 2022)

4.2	Form of Investor Warrant (incorporated by reference to exhibit 4.1 filed with the Current Report on Form 8-K filed with the SEC on June 15, 2021)

4.3	Warrant Agent Agreement between Splash Beverage Group Inc. and Equinity Trust Company dated as of June 15, 2001 (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed with the SEC on June 15, 2021)

4.4	Description of Capital Stock *

10.1	Form of SBG Warrant (incorporated by reference herein to Exhibit 10.4 filed with Form 8-K filed with the SEC on April 6, 2020)

10.2	Form of New Warrant (incorporated by reference herein to Exhibit 10.5 filed with Form 8-K filed with the SEC on April 6, 2020)

10.3	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on August 18, 2020)

10.4	Revenue Loan and Security Agreement dated (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on December 31, 2020)

10.5	Asset Purchase Agreement dated (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on December 31, 2020)

10.6	Convertible Promissory Note dated (incorporated by reference herein to Exhibit 10.3 filed with Form 8-K filed with the SEC on December 31, 2020)

10.7	An Agreement Regarding Other Accounts Payable dated (incorporated by reference herein to Exhibit 10.4 filed with Form 8-K filed with the SEC on December 31, 2020)

10.8	Martin Employment Agreement dated (incorporated by reference herein to Exhibit 10.5 filed with Form 8-K filed with the SEC on December 31, 2020)

10.9	Non-Competition, Non-Solicitation and Confidential Information Agreement (incorporated by reference herein to Exhibit 10.6 filed with Form 8-K filed with the SEC on December 31, 2020)

10.10	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on January 21, 2021)

10.11	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on January 21, 2021)

10.12	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on February 2, 2021)

10.13	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on February 2, 2021)

10.14	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on February 12, 2021)

10.15	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on February 12, 2021)

10.16	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on March 2, 2021)

10.17	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on March 2, 2021)

21.1	Subsidiaries (incorporated by reference herein to Exhibit 21.1 filed with Form 10-K filed with the SEC on March 8, 2021)

23.1	Consent of Daszkal Bolton LLP*

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer*

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

*101.INS	Inline XBRL Instance Document (filed herewith)
*101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Filed herewith
**	Furnished herewith