Form 10-Q
period 2023-03-31
SPLASH BEVERAGE GROUP, INC.
filed 2023-06-06
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 value per share	SBEV	NYSE American LLC
Warrants to purchase common stock, $0.001 par value per share	SBEV-WT	NYSE American LLC

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

☐ Yes ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

 As of May 26, 2023, there were 42,585,520 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.
FORM 10-Q
March 31, 2023

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.
Condensed Consolidated Financial Statements

March 31, 2023

1

Splash Beverage Group, Inc.
Condensed Consolidated Balance Sheets
March 31, 2023 and December 31, 2022

	March 31, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,145,797	$4,431,745
Accounts receivable, net	2,190,681	1,812,110
Prepaid expenses	926,273	348,036
Inventory	3,144,793	3,721,307
Other receivables	490,126	344,376
Total current assets	8,897,670	10,657,574

Non-current assets:
Deposit	$49,368	$49,290
Goodwill	256,823	256,823
Intangible assets, net	4,759,711	4,851,377
Investment in Salt Tequila USA, LLC	250,000	250,000
Operating lease right of use asset	674,106	750,042
Property and equipment, net	461,217	489,597
Total non-current assets	6,451,225	6,647,129

Total assets	$15,348,895	$17,304,703

Liabilities and Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$2,918,991	$3,383,187
Liability to issue shares	91,800	91,800
Operating lease liabilities - current	250,734	268,749
Notes payable, current portion	1,275,540	1,080,257
Shareholder advances	200,000	—
Accrued interest payable	162,915	141,591
Total current liabilities	4,899,980	4,965,584

Long-term liabilities:
Notes payable	2,432,288	2,536,319
Operating lease liabilities - noncurrent	423,173	480,666
Total long-term liabilities	2,855,461	3,016,985

Total liabilities	7,755,441	7,982,569

Stockholders’ equity :
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par, 300,000,000 shares authorized, 41,085,520 shares issued, 41,085,520 shares outstanding at March 31, 2023 and December 31, 2022	41,086	41,086
Additional paid in capital	123,634,774	121,632,547
Accumulated other comprehensive loss	(22,081)	(20,472)
Accumulated deficit	(116,060,325)	(112,331,027)
Total stockholders’ equity	7,593,454	9,322,134

Total liabilities and stockholders’ equity	$15,348,895	$17,304,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

2

Splash Beverage Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Three months ended March 31,
	2023	2022

Net revenues	$5,822,727	$3,926,573
Cost of goods sold	(4,061,228)	(2,635,310)
Gross profit	1,761,499	1,291,263

Operating expenses:
Contracted services	381,005	431,545
Salary and wages	1,234,127	785,651
Non-cash share-based compensation	215,760	2,355,542
Other general and administrative	2,648,701	2,681,498
Sales and marketing	736,827	720,979
Total operating expenses	5,216,420	6,975,215

Loss from continuing operations	(3,454,921)	(5,683,953)

Other income/(expense):
Other income	140,404	—
Amortization of debt discount	(247,661)	—
Interest expense	(167,121)	(85,879)
Total other expense	(274,378)	(85,879)

Provision for income taxes	—	—

Net loss from continuing operations, net of tax	(3,729,299)	(5,769,832)

Net loss from discontinued operations, net of tax	—	(224,576)

Net loss	$(3,729,299)	$(5,994,408)

Other comprehensive loss foreign currency translation loss, net of tax	(1,609)	—

Total comprehensive loss	(3,730,908)	(5,994,408)

Loss per share - continuing operations
Basic and dilutive	$(0.10)	$(0.16)

Weighted average number of common shares outstanding - continuing operations
Basic and dilutive	37,389,990	35,188,404

Loss per share - discontinued operations
Basic and dilutive	$—	$(0.00)

Weighted average number of common shares outstanding - discontinued operations
Basic and dilutive	—	35,188,404

The accompanying notes are an integral part of these condensed consolidated financial statements.

3

Splash Beverage Group, Inc.

 Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the three months ended March 31, 2023 and 2022

(Unaudited)

	Common Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balances at December 31, 2021	33,596,232	$33,596	$99,480,188	$—	$(90,640,557)	$8,873,227

Issuance of common stock on convertible instruments	223,596	224	1,206,287	—	—	1,206,511
Issuance of warrants and options for services	—	—	1,242,697	—	—	1,242,697
Issuance of common stock for services	550,000	550	1,112,845	—	—	1,113,395
Issuance of common stock and warrants for cash	2,300,000	2,300	8,065,100	—	—	8,067,400
Net loss	—	—	—	—	(5,994,407)	(5,994,407)

Balances at March 31, 2022	36,669,828	$36,670	$111,107,116	$—	$(96,634,964)	$14,508,822

Balances at December 31, 2022	41,085,520	$41,086	$121,632,546	$(20,472)	$(112,331,026)	$9,322,134

Common stock issuable and beneficial conversion feature on convertible 12-month promissory note	—	—	1,786,468	—	—	1,786,468
Share based compensation	—	—	215,760	—	—	215,760
Accumulated Comprehensive loss – translation, net	—	—	—	(1,609)	—	(1,609)
Net loss	—	—	—	—	(3,729,299)	(3,729,299)
Balances at March 31, 2023	41,085,520	$41,086	$123,634,774	$(22,081)	$(116,060,325)	$7,593,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

Splash Beverage Group, Inc.
Condensed Consolidated Statement Cash Flows
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	2023	2022
Net loss	$(3,729,299)	$(5,994,407)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	130,618	205,888
Amortization of debt discount	247,661	—
ROU assets, net	427	—
Beneficial conversion	—	106,061
Liability to issue shares	—	(1,128,000)
Other noncash changes	—	64,896
Non-cash share-based compensation	215,760	2,355,542
Changes in working capital items:
Accounts receivable, net	(378,571)	(279,841)
Inventory, net	576,514	(133,506)
Prepaid expenses and other current assets	(723,988)	(114,626)
Deposits	(78)	124,378
Accounts payable and accrued expenses	(464,195)	97,776
Accrued interest payable	21,324	19,953
Net cash used in operating activities - continuing operations	(4,103,827)	(4,675,886)

Net cash provided by operating activities - discontinued operations	—	224,575

Cash flows from investing activities:
Capital expenditures	(10,571)	—
Net cash used in investing activities - continuing operations	(10,571)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	9,203,074
Cash advance from shareholder	200,000	—
Proceeds from convertible 12-month promissory note and 1,500,000 restricted shares issuance	2,000,000	—
Principal repayment of debt	(369,941)	(437,474)
Net cash provided by financing activities - continuing operations	1,830,059	8,765,600

Net cash effect of exchange rate changes on cash	(1,609)	—

Net change in cash and cash equivalents	(2,285,948)	4,314,289

Cash and cash equivalents, beginning of year	4,431,745	4,181,383

Cash and cash equivalents, end of period	$2,145,797	$8,495,672

Supplemental disclosure of cash flow information:
Cash paid for Interest	$145,797	$10,000

Supplemental disclosure of non-cash investing and financing activities
Notes payable and accrued interest converted to common stock (223,596 shares)	—	843,480

Non-cash debt discount in the form of issuance of shares and beneficial conversion feature in conjunction with convertible notes	1,786,468	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

Splash Beverage Group, Inc. (the “Company”, “Splash”) seeks to identify, acquire, and build early stage or under-valued beverage brands that have strong growth potential within its distribution system. Splash’s distribution system is comprehensive in the US and is now expanding to select attractive international markets. Through its division Qplash, Splash’s distribution reach includes e-commerce access to both business-to-business (B2B) and business-to-consumer (B2C) customers. Qplash markets well known beverage brands to customers throughout the US that prefer delivery direct to their office, facilities, and or homes.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on March 31,2023 (the “Form 10-K”).

The accompanying condensed consolidated financial statements are unaudited and include all adjustments (consisting of normal recurring adjustments) that management considers necessary for a fair presentation of its condensed financial position and results of operations for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the entire year.

Basis of Presentation and Consolidation

These consolidated financial statements include the accounts of Splash and its wholly owned subsidiaries Splash Beverage Holdings LLC (“Holdings”), Splash International Holdings LLC (“International”), Splash Mex SA de CV (“Splash Mex”), Canfield Medical Supply, Inc. (“CMS”) (as discontinued operations), and Copa di Vino Wine Group, Inc. (“Copa di Vino”). All intercompany balances have been eliminated in consolidation.

Our investment in Salt Tequila USA, LLC is carried at cost less impairment, the investment does not have a readily determinable fair value.

Certain reclassifications have been made to the prior period financial statements to conform to the December 31, 2022 audited financial statement and the current period classifications. In the three months ending March 31, 2022 the Company reclassified $459,260 from cost of goods sold to other general and administrative cost in the condensed consolidated statement of operations and comprehensive loss, $126,437 of shipping and handling and $332,823 of Amazon selling fees. These reclassifications had no impact on net loss.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2023 or December 31, 2022.

The Company cash in bank deposit amounts, at times, may exceed federally insured limits of $250,000. At March 31, 2023 the Company had $271,743 in excess of the federally insured limits. The Company bank deposit amounts in Mexico, $2,051, are uninsured.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated recoverable amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. The Company establishes provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions. At March 31, 2023 and December 31, 2022, our accounts receivable amounts are reflected net of allowances of $13,797 and $13,683, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at March 31, 2023 and December 31, 2022 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. The Company establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $0 and $66,146 at March 31, 2023 and December 31, 2022, respectively.

Property and Equipment

The Company record property and equipment at cost when purchased. Depreciation is recorded for property, equipment, and software using the straight-line method over the estimated economic useful lives of assets, which range from 3-39 years. Company management reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable.

Depreciation expense totaled $46,701 and $30,695 for the three months ended March 31, 2023 and March 31, 2022, respectively. Property and equipment as of March 31, 2023 and December 31, 2022 consisted of the following:

	2023	2022
Auto	45,420	45,420
Machinery & equipment	1,158,535	1,108,870
Buildings	233,323	282,988
Leasehold improvements	723,639	713,068
Computer Software	5,979	—
Office furniture & equipment	7,657	13,636
Total cost	2,174,553	2,163,983
Accumulated depreciation	(1,713,336)	(1,674,385)
Property, plant & equipment, net	461,217	489,597

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

The liabilities and indebtedness presented on the condensed consolidated financial statements approximate fair values at March 31, 2023 and December 31, 2022, consistent with recent negotiations of notes payable and due to the short duration of maturities and market rates of interest.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers (Topic 606). This guidance sets forth a five-step model which depicts the recognition of revenue in an amount that reflects what the Company expects to receive in exchange for the transfer of goods or services to customers.

The Company recognizes revenue when the Company’s performance obligations under the terms of a contract with the customer are satisfied. Product sales occur for the Splash Beverage and E-commerce businesses once control of the Company’s products are transferred upon delivery to the customer. Revenue is measured as the amount of consideration that the Company expects to receive in exchange for transferring goods, and revenue is presented net of provisions for customer returns and allowances. The amount of consideration the Company receives and revenue the Company recognizes varies with changes in customer incentives offered to the Company’s customers and their customers. Sales taxes and other similar taxes are excluded from revenue.

Shipping and Handling—The Company includes costs associated with the outbound shipping and handling of finished goods as a component of other general and administrative expenses in the consolidated statements of operations and comprehensive loss. Shipping and handling are not separately billed to the customers and are included in fees charged to the customer and are recorded as revenue when earned.

Cost of Goods Sold

Cost of goods sold include the costs of products, packaging, transportation, warehousing, and costs associated with valuation allowances for expired, damaged or impaired inventory. In the three months ending March 31, 2022 the Company reclassified $459,260 from cost of goods sold to other general and administrative cost in the condensed consolidated statement of operations and comprehensive loss, $126,437 of shipping and handling and $332,823 of Amazon selling fees.

Other General and Administrative Expenses

Other General and Administrative expenses includes Amazon selling fees, royalty cost for selling TapouT, cost associated with the outbound shipping and handling of finished goods, insurance cost, consulting cost, legal and audit fees, Investor Relations expenses, travel & entertainment expenses, occupancy cost and other cost.

Shipping and Handling

The Company incurred $1,374,328 and $803,318 of shipping and handling costs for the three months ending March 31, 2023 and 2022 respectively. These amounts, which primarily relate to shipping, are recorded in other general and administrative expenses.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, ”Compensation - Stock Compensation”. Under the fair value recognition provisions, cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, which is generally the award’s vesting period. The Company uses the Black-Scholes option pricing model to determine the fair value of stock-based awards. The Company early adopted ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting”, which aligns accounting treatment for such awards to non-employees with the existing guidance on employee share-based compensation in ASC 718.

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, ”Income Taxes”. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. The Company records a valuation allowance when it is not more likely than not that the deferred tax assets will be realized.

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at March 31, 2023 and December 31, 2022.

The Company’s federal, state and local income tax returns prior to fiscal year 2019 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings.

The Company recognizes interest and penalties associated with tax matters, if any, as part of operating expenses and includes accrued interest and penalties with accrued expenses in the condensed interim balance sheets.

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

Advertising

The Company conducts advertising for the promotion of its products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. The Company recorded advertising expense of $195,048 and $87,590 for the three months ended March 31, 2023 and 2022, respectively.

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

Intangible assets consist of customer lists, brands and license agreements acquired in the acquisition of Copa Di Vino. The Company amortizes intangible assets with finite lives on a straight-line basis over their estimated useful lives of 15 years.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Long-lived assets

The Company evaluates long-lived assets for impairment when events or changes in circumstances may indicate the carrying amount of the asset group, generally an individual warehouse, may not be fully recoverable. For asset groups held and used, including warehouses to be relocated, the carrying value of the asset group is considered recoverable when the estimated future undiscounted cash flows generated from the use and eventual disposition of the asset group exceed the respective carrying value. In the event that the carrying value is not considered recoverable, an impairment loss is recognized for the asset group to be held and used equal to the excess of the carrying value above the estimated fair value of the asset group. For asset groups classified as held-for-sale (disposal group), the carrying value is compared to the disposal group’s fair value less costs to sell. The Company estimates fair value by obtaining market appraisals from third party brokers or using other valuation techniques.

Segment reporting

The Company discloses a measurement of segment profit or loss that its chief operating decision maker (CODM) uses to assess segment performance and to make decisions about resource allocations for each reportable segment.

Recent Accounting Pronouncements

On January 1, 2023, the Company adopted FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which requires the immediate recognition of management’s estimates of current and expected credit losses. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

Foreign Currency Gains/Losses

Foreign Currency Gains/Losses — foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. Gains or losses from these translation adjustments are included in the condensed consolidated statement of operations and other comprehensive loss as foreign currency translation gains or losses. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances, are included in foreign currency translation in the condensed consolidated statement of operations and comprehensive loss. The Company incurred foreign currency translation net loss of $1,609 and $0 for the three months ending March 31, 2023 and 2022 respectively.

Liquidity and Going Concern Considerations

These condensed consolidated financial statements have been prepared assuming the Company will be able to continue as a going concern. The Company historically has incurred significant losses and negative cash flows from operation since inception and had net-loss of approximately $3.7 million for three-month period ended March 31, 2023 and accumulated deficit of approximately $116.1 million through March 31, 2023. During the three-month period ended March 31, 2023, the Company’s net cash used in operating activities totaled approximately $4.1 million.

If sales volumes do not meet the Company’s projections, expenses exceed the Company’s expectations, or the Company’s plans change, the Company may be unable to generate enough cash flow from operations to cover our working capital requirements. In such case, the Company may be required to adjust its business plan, by reducing marketing, lower its working capital requirements and reduce other expenses or seek additional financing.

In order to have sufficient cash to fund our operations, the Company will need to raise additional equity or debt capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company will be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities the Company may issue in future capital transactions may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, the Company may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. The Company may also be required to recognize non-cash expenses in connection with certain securities the Company may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital the Company is able to raise from financing activities together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that the Company reduce our operations accordingly, the Company may be required to curtail or cease operations. As a result, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern for at least twelve months from the date of the consolidated financial statements being available to be issued.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	March 31, 2023	December 31, 2022
Notes Payable and Convertible Notes Payable
In March 2014, the Company entered into a short-term loan agreement with an entity in the amount of $200,000. The note included warrants for 272,584 shares of common stock at $0.94 per share. The warrants expired unexercised on February 28, 2017. The loan and interest was paid off in February 2023	8%	—	200,000

In December 2020, the Company entered into a 56- month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% through November 2022 and 4.00% through September 2025 of the previous month’s revenue. Note is due September 2025. Note is guaranteed by a related party see note 6.	17%	876,836	1,044,445

In April 2021, the Company entered into a six-month loan with an individual in the amount of $84,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to October 2023.	7%	84,000	84,000

In April 2021, the Company entered into a six-month loan with an individual in the amount of $84,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to October 2023.	7%	84,000	84,000

In May 2021, the Company entered into a six-month loan with an individual in the amount of $50,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to October 2023.	7%	50,000	50,000

In May 2021, the Company entered into a six-month loan with an individual in the amount of $10,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to October 2023.	7%	10,000	10,000

In August 2022, the Company entered into a 56-months auto loan in the amount of $45,420.	2.35%	40,064	42,396

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $100,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity.	12%	100,000	100,000

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity.	12%	250,000	250,000

In In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $1,000,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity.	12%	1,000,000	1,000,000

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity.	12%	250,000	250,000

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity.	12%	250,000	250,000

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity.	12%	250,000	250,000

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $400,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity.	12%	400,000	400,000

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $1,500,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity.	12%	1,500,000	1,500,000

In February 2023, the Company entered into a twelve-month loan with an entity in the amount of $2,000,000. The convertible note included 750 additional shares for each $1,000 purchased. The loan matures in February 2024.	—	2,000,000	—
	Total notes payable	$7,144,900	$5,514,841

	Less notes discount	(3,437,072)	(1,898,265)
	Less current portion	(1,275,540)	(1,080,257)

	Long-term notes payable	$2,432,288	$2,536,319

Interest expense on notes payable was $167,121 and $81,700 for the three months ended March 31, 2023 and 2022, respectively. Accrued interest was $123,990 at March 31, 2023.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 4 – Licensing Agreement and Royalty Payable

The Company has a licensing agreement with ABG TapouT, LLC (“TapouT”), providing the Company with licensing rights to the brand “TapouT” (i)energy drinks, (ii) energy bars, (iii) coconut water, (iv) electrolyte gum/chews, (v) energy shakes, (vi) powdered drink mix, (viii) water (including enhanced water), (vii) energy shots, (viii) teas, and (ix) sports drinks sold in the North America (including US Territories and Military Bases), United Kingdom, Brazil, South Africa, Australia, Scandinavia, Peru, Colombia, Chile and Guatemala. The Company is required to pay a 6% royalty on net sales, as defined, and are required to make minimum monthly payments of $55,000 in 2023 and $54,450 in 2022.

There were no unpaid royalties at March 31, 2023. The Company paid the guaranteed minimum royalty payments of $165,000 and $163,350 for the three months ended March 31, 2023 and 2022 respectively, which is included in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

In connection with the Copa di Vino APA, the Company acquired the license to certain patents from 1/4 Vin SARL (“1/4 Vin”) On February 16, 2018, Copa di Vino entered into three separate license agreements with 1/4 Vin. 1/4 Vin has the right to license certain patents and patent applications relating to inventions, systems, and methods used in the Company’s manufacturing process. In exchange for notes payable, 1/4 Vin granted the Company a nonexclusive, royalty-bearing, non-assignable, nontransferable, terminable license which would continue until the subject equipment is no longer in service or the patents expire. Amortization is approximately $31,000 annually until the license agreement is fully amortized in 2027. The asset is being amortized over a 10-year useful life.

Note 5– Stockholders’ Equity

Common Stock

In February 2023, the Board of Directors approved a private placement offering of 2,000,000 shares of the common stock of the Company, $0.001 value per share at a purchase price of $1.00 per share for aggregate gross proceeds of $2,000,000 (“SPA”). As part of the SPA, each purchaser received additional restricted shares equal to 750 units for every $1,000 purchased.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 5 – Stockholders’ Equity, continued

Stock Plan

2020 Plan

In July 2020, the Board adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights, Performance Units and Performance Bonuses to consultants and eligible recipients. The total number of shares that may be issued under the 2020 plan was 2,313,133 at the time the 2020 plan was adopted

The 2020 Plan has an “evergreen” feature, which provides for the annual increase in the number of shares issuable under the plan by an amount equal to 5% of the number of issued and outstanding common shares at year end, unless otherwise adjusted by the board. At January 1, 2022 and 2023, the number of shares issuable under the 2020 plan increased by 1,679,812 and 2,054,276 shares, respectively.

The following is a summary of the Company’s stock option activity during the quarter ended March 31, 2023:

	Stock options	Weighted average exercise price of outstanding stock options
Balance – December 31, 2022	1,151,000	$2.56
Granted	65,000	$1.08
Exercises	—	$—
Cancelled	—	$—
Balance – March 31, 2023	1,216,000	$2.48

Exercisable – March 31, 2023	732,746	$2.58

During the three-month period ended March 31, 2023, the company granted 65,000 options to new employees under the 2020 plan.

The fair value of stock options granted in the period has been measured at $149,999 using the Black-Scholes option pricing model with the following assumptions: exercise price $1.08, expected life 10 years, expected volatility 228%, expected dividends 0%, risk free rate 3.7%.

Common Stock Issuable, Liability to Issue Stock and Shareholder Advances

On February 28, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement” or “SPA”) with an investor. Pursuant to the Securities Purchase Agreement, the Company issued a non-interest bearing, convertible 12-month promissory note (the “Note”) convertible for up to 2,000,000 shares of the Company’s common stock and received aggregate gross proceeds of $2,000,000. The note has a Conversion Price of $1 per share, subject to adjustments as provided in the Note. Pursuant to the terms of the SPA, the Company is obligated to issue 1,500,000 restricted shares of restricted common stock to the investor at the time of funding of the note, which was not issued by March 31, 2023.

The per share value of the restricted shares at the date of the SPA was $1.36, the Company’s quoted stock price at that date, representing a total value of $2,000,000. The restricted shares have been accounted for as a debt discount. The debt discount was recorded at $1,786,468, the amount of cash received from the investor for the Note. The discount is being amortized as an other expense over the 12-month term of the Note.

 The Company also has an obligation to issue 100,000 shares of common stock for legal and consulting services provided in connection with a potential acquisition. These shares were valued at $0.918 per share, the quoted stock price at the date services were provided.

Outstanding balance for shareholder advances on March 31, 2023 was $200,000.

Note 6 – Related Parties

During the normal course of business, the Company incurred expenses related to services provided by the CEO or Company expenses paid by the CEO, resulting in related party payables. In conjunction with the acquisition of Copa di Vino, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Note Payable with a balance of $876,836 at March 31,2023.

Note 7 – Investment in Salt Tequila USA, LLC

The Company has a marketing and distribution agreement with SALT Tequila USA, LLC (“SALT”) for the manufacturing of our Tequila product line in Mexico.

The Company has a 22.5% percentage ownership interest in SALT, this investment is carried at cost less impairment, the investment does not have a readily determinable fair value. The Company has the right to increase our ownership to 37.5%.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 8 –Leases

The Company has various operating lease agreements primarily related to real estate and office. The Company’s real estate leases represent a majority of the lease liability. Lease payments are mainly fixed. Any variable lease payments, including utilities, common area maintenance are expensed during the period incurred. Variable lease costs were immaterial for the quarter ended March 31, 2023 and 2022. A majority of the real estate leases include options to extend the lease. Management reviews all options to extend at the inception of the lease and account for these options when they are reasonably certain of being exercised.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on the Company’s condensed consolidated statement of operations and comprehensive loss. Operating lease cost was $93,328 and $92,788 during the period ended March 31, 2023 and 2022, respectively.

The following table sets for the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet at December 31, 2022

Undiscounted Future Minimum Lease Payments	Operating Lease

2023 (Nine months remaining)	214,202
2024	252,000
2025	252,000
Total	718,202
Amount representing imputed interest	(44,295)
Total operating lease liability	673,907
Current portion of operating lease liability	250,734
Operating lease liability, non-current	$423,173

The table below presents lease-related terms and discount rates at March 31, 2023:

Remaining term on leases	1 to 33 months
Incremental borrowing rate	5.0%

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 9 – Segment Reporting

The Company has two reportable operating segments: (1) the manufacture and distribution of non-alcoholic and alcoholic brand beverages, and (2) the e-commerce sale of beverages. These operating segments are managed separately and each segment’s major customers have different characteristics. Segment Reporting is evaluated by our Chief Executive Officer and Chief Financial Officer.

Note: The Copa di Vino business is included in our Splash Beverage Group segment.

Revenue, net	March 31, 2023	March 31, 2022
Splash Beverage Group	1,898,968	1,478,158
E-Commerce	3,923,759	2,448,415

Total revenues, net, continuing operations	5,822,727	3,926,573

Total revenues, net, discontinuing operations	—	114,071

Contribution after Marketing	March 31, 2023	March 31, 2022
Splash Beverage Group	$(286,929)	$(459,775)
E-Commerce	1,311,602	1,030,059

Total contribution after marketing	1,024,673	570,283

Contracted services	381,005	431,545
Salary and wages	1,234,127	785,651
Non-cash share-based compensation	215,760	2,355,542
Other general and administrative	2,648,701	2,681,498

Loss from continuing operations	$(3,454,921)	$(5,683,953)

Total assets	March 31, 2023	December 31, 2022
Splash Beverage Group	12,801,083	14,723,553
E-Commerce	2,547,812	2,581,150

Total assets	15,348,895	17,304,703

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 10 – Commitment and Contingencies

The Company is a party to asserted claims and are subject to regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company do not anticipate that the outcome, if any, arising out of any such matter will have a material adverse effect on its business, financial condition or results of operations.

Note 11 – Subsequent Events

On May 2, 2023 the Company issued 1,500,000 shares of common stock to the purchaser of the convertible promissory note issued on February 28, 2023.

The Company granted 375,000 options in April to Board Directors and 125,000 options in May to the new Board Director under the 2020 plan.

In May 2023 the Company received approximately $0.8 million from a Private Placement issuance of convertible notes. The notes have an eighteen-month term, accrue interest at 12.0% are convertible into shares of common stock of the Company at $1.00 per share, and include and 50% warrant coverage. These notes are part of a Securities Purchase Agreement to raise up to $8.0 million to fund acquisitions, equipment purchases and working capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements that are not of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed with the United States Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. The Company disclaim any obligation to publicly update these statements or disclose any difference between actual results and those reflected in these statements.

Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” “our,” or the “Company” refer to Splash Beverage Group and its subsidiaries.

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes to Condensed Financial Statements (unaudited) filed herewith.

Business Overview

Splash Beverage Group, Inc. (the “Company”, “Splash”) seeks to identify, acquire, and build early stage or under-valued beverage brands that have strong growth potential within its distribution system. Splash’s distribution system is comprehensive in the US and is now expanding to select attractive international markets. Through its division Qplash, Splash’s distribution reach includes e-commerce access to both business-to-business (B2B) and business-to-consumer (B2C) customers. Qplash markets well known beverage brands to customers throughout the US that prefer delivery direct to their office, facilities; and or homes.

Results of Operations for the Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022.

Revenue

Revenues for the three months ended March 31, 2023 were $5,822,727 compared to revenues of $3,926,573 for the three months ended March 31, 2022. The $1,896,154 increase in sales is due to an increase in our beverage sales of $420,810 with all brands growing versus last year with largest contribution from TapouT and Copa di Vino. Our revenues from our vertically integrated B2B and B2C e-commerce distribution platform called Qplash increased $1,475,344 or 60% driven by expanded territory coverage, new products being sold and increased cart size when customers are checking out.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2023 were $4,061,228 compared to cost of goods sold for the three months ended March 31, 2022 of $2,635,310. The $1,425,918 increase in cost of goods sold for the three-month period ended March 31, 2023 is primarily due to our increased sales and product mix shifting to lower margin items in e-commerce business.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 were $5,216,420 compared to $6,975,215 for the three months ended March 31, 2022 a decrease of $1,758,795. The decrease in our operating expenses was primarily due to non-cash expenses partially offset by increases for the incorporation of new staff, benefit cost, freight cost and Amazon selling fees. The net loss for the three months ended March 31, 2023 was $3,729,299 as compared to a net loss of $5,994,408 for the three months ended March 31, 2022. The decrease in net loss is due to higher sales offsetting lower gross margins and lower operating expenses.

Net Other Income and Expense

Interest expenses for the three months ended March 31, 2023 was $167,121 compared to $85,879 for the three months ended March 31, 2022.

Other income was $140,404 and $0 for the three months ended March 31, 2023 and March 31, 2022 respectively. The income was related to an insurance settlement.

Amortization of debt discount for the three months ended March 31, 2023 was $247,661 compared to $0 for three months ended March 31, 2022.

LIQUIDITY, GOING CONCERN CONSIDERATIONS AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2023, the Company had total cash and cash equivalents of $2,145,797, as compared with $4,431,745 at December 31, 2022.

Net cash used for operating activities during the three months ended March 31, 2023 was $4,103,827 as compared to the net cash used by operating activities for the three months ended March 31, 2022 of $4,675,886. The primary reasons for the change in net cash used are decreases in inventory, accrued expenses and accounts payable partially offset by increases in account receivables.

For the period March 31, 2023, the Company had leasehold improvements of $10,571 related to our Copa Di Vino production site. For the period ending March 31, 2022, there were no capital asset transactions.

Net cash provided by financing activities during the three months ended March 31, 2023 was $1,830,059 compared to $8,765,000 provided from financing activities for the three months ended March 31, 2022. During the three months ended March 31, 2023, the Company received $2,000,000 for convertible note, $200,000 from a shareholder advance, which was offset by repayments to debt holders of $369,941.

The Company has a Securities Purchase Agreement approved by the Board to raise up to $8.0 million to fund acquisitions, equipment purchases and working capital.

In order to have sufficient cash to fund our operations, the Company will need to raise additional equity or debt capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. The Company will be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities the Company may issue in future capital transactions may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, the Company may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. The Company may also be required to recognize non-cash expenses in connection with certain securities the Company may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital the Company are able to raise from financing activities together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that the Company reduce our operations accordingly, the Company may be required to curtail or cease operations. As a result, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern for at least twelve months from the date of the consolidated financial statements being available to be issued.

CONTRACTUAL OBLIGATIONS

Share obligation:

At March 31, 2023 the company had an obligation to issue 1,500,000 shares related to the February Private Placement, which was issued in May, 2023. The company has an obligation to issue 100,000 shares to a consultant for services provided.

Minimum Royalty Payments:

The Company have a licensing agreement with ABG TapouT, LLC (“TapouT”). Under the licensing agreement, the Company have minimum royalty payments to TapouT of $495,000 for the nine months remaining in 2023

Inventory Purchase Commitments:

None.

Off-Balance Sheet Arrangements

The Company do not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2023.  The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

The Company plans to implement additional internal controls or enhance existing internal controls to strengthen its control environment. Subsequent to the quarter ended March 31, 2023, the company is reviewing a plan to engage additional internal staff, external staff, or an advisory firm to provide support on technical issues related to U.S. GAAP as related to the maintenance of our accounting books and records and the preparation of our financial statements.

Changes in Internal Control Over Financial Reporting

Except with respect to the above, during the quarter ended March 31, 2023, there were no additional changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

No new risk factors noted since our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibits	Description
31.1	Certification of CEO and Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically**
32.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically**
101	XBRL Exhibits

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPLASH BEVERAE GROUP, INC.

Date: June 5, 2023	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO
(Principal Executive Officer)

Date: June 5, 2023	By:	/s/ Ronald Wall
Ronald Wall, CFO
(Principal Accounting Officer and Principal Financial Officer)