Form 10-Q
period 2023-06-30
SPLASH BEVERAGE GROUP, INC.
filed 2023-08-14
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

☐ Yes ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of August 14, 2023, there were 42,810,518 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.
FORM 10-Q
June 30, 2023

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.
Condensed Consolidated Financial Statements

June 30, 2023

Splash Beverage Group, Inc.
Condensed Consolidated Balance Sheets
June 30, 2023 and December 31, 2022

	June 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$903,235	$4,431,745
Accounts receivable, net	1,954,508	1,812,110
Prepaid expenses	397,025	348,036
Inventory	3,447,292	3,721,307
Other receivables	192,942	344,376
Total current assets	6,895,002	10,657,574

Non-current assets:
Deposit	$49,431	$49,290
Goodwill	256,823	256,823
Intangible assets, net	4,662,054	4,851,377
Investment in Salt Tequila USA, LLC	250,000	250,000
Operating lease right of use asset	595,913	750,042
Property and equipment, net	423,844	489,597
Total non-current assets	6,238,065	6,647,129

Total assets	$13,133,067	$17,304,703

Liabilities and Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$3,307,836	$3,383,187
Liability to issue shares	—	91,800
Operating lease liabilities - current	230,945	268,749
Notes payable, current portion	4,272,014	1,080,257
Shareholder advances	200,000	—
Due to related party	250,000	—
Accrued interest payable	300,658	141,591
Total current liabilities	8,561,453	4,965,584

Long-term liabilities:
Notes payable	236,657	2,536,319
Operating lease liabilities - noncurrent	364,959	480,666
Total long-term liabilities	601,616	3,016,985

Total liabilities	9,163,069	7,982,569

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par, 300,000,000 shares authorized, 42,802,186 shares issued, 42,802,186 shares outstanding at June 30, 2023 and 41,085,520 shares issued, 41,085,520 shares outstanding at December 31, 2022	42,802	41,086
Additional paid in capital	125,635,624	121,632,547
Accumulated other comprehensive loss	(37,854)	(20,472)
Accumulated deficit	(121,670,574)	(112,331,027)
Total stockholders’ equity	3,969,998	9,322,134

Total liabilities and stockholders’ equity	$13,133,067	$17,304,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Six Months Ended June 30, 2023 and 2022

	Three months ended June 30		Six months ended June 30,
	2023	2022	2023	2022
Net revenues	5,194,951	4,498,940	11,017,678	8,425,514
Cost of goods sold	(3,417,868)	(3,149,275)	(7,479,096)	(5,784,701)
Gross profit	1,777,083	1,349,665	3,538,582	2,640,813

Operating expenses:
Contracted services	331,297	327,302	712,302	758,848
Salary and wages	1,364,136	1,131,612	2,598,263	1,917,263
Non-cash share-based compensation	641,097	2,772,369	856,857	5,342,494
Other general and administrative	2,919,533	2,282,471	5,568,234	4,963,853
Sales and marketing	742,369	665,059	1,479,196	1,171,455
Total operating expenses	5,998,432	7,178,813	11,214,852	14,153,913

Loss from continuing operations	(4,221,349)	(5,829,148)	(7,676,270)	(11,513,100)

Other income/(expense):
Interest income	1,320	2,709	1,320	2,709
Interest expense	(172,641)	(73,471)	(339,762)	(159,350)
Other Income/Expense	(90,585)	—	49,819	(1)
Amortization of debt discount	(1,126,994)	—	(1,374,655)	—
Total other income/(expense)	(1,388,900)	(70,762)	(1,663,278)	(156,642)

Provision for income taxes	—	—	—	—

Net loss from continuing operations, net of tax	(5,610,249)	(5,899,910)	(9,339,548)	(11,669,742)

Net income (loss) from discontinued operations, net of tax	—	25,421	—	(199,154)

Gain on sale of discontinued operations	—	115,632	—	115,632

Income of discontinued operations	—	141,053	—	(83,522)

Net loss	$(5,610,249)	$(5,758,857)	$(9,339,548)	$(11,753,264)

Other Comprehensive Income (Loss)
Foreign currency translation loss	(15,774)	—	(17,382)	—

Total Comprehensive Income (Loss)	$(5,626,023)	$(5,758,857)	$(9,356,930)	$(11,753,264)

(Loss) per share - continuing operations
Basic and diluted	$(0.13)	$ (0.16)	$(0.22)	$(0.32)

Weighted average number of common shares outstanding - continuing operations
Basic and diluted	42,058,047	36,675,323	41,575,470	35,935,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

 Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six months ended June 30, 2023 and 2022

(Unaudited)

							Total
	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2021	33,596,232	33,596	—	—	99,480,188	(90,640,557)	8,873,227

Issuance of common stock on convertible instruments	223,596	224	—	—	1,206,287	—	1,206,510
Issuance of warrants for services	—	—	—	—	1,242,697	—	1,242,697
Issuance of common stock for services	550,000	550	—	—	1,112,845	—	1,113,395
Issuance of common stock and warrants for cash	2,300,000	2,300	—	—	8,065,100	—	8,067,400
Net loss	—	—	—	—	—	(5,994,407)	(5,994,407)

Balances at March 31, 2022	36,669,828	36,670	—	—	111,107,116	(96,634,964)	14,508,823

Issuance of warrants for services		—	—	—	1,174,289	—	1,174,289
Issuance of common stock for services	500,000	500	—	—	1,429,500	—	1,430,000
Issuance of common stock and warrants for cash	100,000	100	—	—	109,900	—	110,000
Accumulated Comprehensive Income - Translation						(6,570)	(6,570)
Net loss		—	—	—	—	(5,758,857)	(5,758,857)

Balances at June 30, 2022	37,269,828	37,270	—	—	113,820,805	(102,400,391)	11,457,684

Balances at December 31, 2022	41,085,520	$41,086	$121,632,546	$(20,472)	$(112,331,026)	$9,322,134

Common stock issuable and beneficial conversion feature on convertible 12-month promissory note	—	—	1,786,468	—	—	1,786,468
Share based compensation	—	—	215,760	—	—	215,760
Accumulated Comprehensive loss – translation, net	—	—	—	(1,609)	—	(1,609)
Net loss	—	—	—	—	(3,729,299)	(3,729,299)
Balances at March 31, 2023	41,085,520	$41,086	$123,634,774	$(22,081)	$(116,060,325)	$7,593,454

Issuance of common stock on convertible instruments	1,500,000	1,500	(1,500)	—	—	—
Share based compensation	—	—	509,232	—	—	509,232
Issuance of common stock for services	216,666	216	223,449	—	—	223,665
Issuance of warrants on convertible instruments	—	—	1,269,669	—	—	1,269,669
Accumulated Comprehensive loss – translation, net	—	—	—	(15,773)	—	(15,773)
Net loss	—	—	—	—	(5,610,249)	(5,610,249)

Balances at June 30, 2023	42,802,186	42,802	$125,635,624	$(37,854)	$(121,670,574)	$3,969,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statement Cash Flows
For the Six Months Ended June 30, 2023 and 2022
(Unaudited)

	2023	2022
Net loss	$(9,339,548)	$(11,753,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	267,690	256,765
Amortization of debt discount	1,374,655	—
ROU assets, net	616	—
Gain from sale of discontinued operation	—	115,632
Common stock issued for services	223,665	—
Non-cash financing service	131,866	—
Non-cash share-based compensation	724,992	5,070,833
Changes in working capital items:
Accounts receivable, net	(142,398)	(497,679)
Inventory, net	274,016	(719,260)
Prepaid expenses and other current assets	102,444	(81,462)
Deposits	(141)	236,212
Accounts payable and accrued expenses	(299,016)	237,891
Accrued interest payable	159,068	26,480
Net cash used in operating activities - continuing operations	(6,522,091)	(7,107,851)

Cash flows from investing activities:
Capital expenditures	(12,613)	—
Net cash used in investing activities - continuing operations	(12,613)	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	8,075,074
Cash advance from related party	250,000	—
Cash advance from shareholder	200,000	—
Proceeds from convertible 12-month promissory note and 1,500,000 restricted shares issuance	3,150,000	—
Principal repayment of debt	(576,424)	(942,398)
Net cash provided by financing activities - continuing operations	3,023,576	7,132,676

Net cash effect of exchange rate changes on cash	(17,382)	—

Net change in cash and cash equivalents	(3,528,510)	24,825

Cash and cash equivalents, beginning of year	4,431,745	4,181,383

Cash and cash equivalents, end of period	$903,235	$4,206,208

Supplemental disclosure of cash flow information:
Cash paid for Interest	$180,695	$122,527

Supplemental disclosure of non-cash investing and financing activities
Notes payable and accrued interest converted to common stock (223,596 shares)	—	1,206,511

Non-cash debt discount in the form of issuance of shares and beneficial conversion feature in conjunction with convertible notes	2,388,767	—

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

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. Accordingly, they do not include all the information and footnotes normally included in financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2022 Annual Report on Form 10-K, filed with the SEC on March 31,2023 (the “Form 10-K”).

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Our investment in Salt Tequila USA, LLC is carried at cost less impairment, the investment does not have a readily determinable fair value.

Certain reclassifications have been made to the prior period financial statements to conform to the December 31, 2022 audited financial statement and the current period classifications. In the three months ended June 30, 2022, the Company reclassified $676,510 from cost of goods sold to other general and administrative cost in the condensed consolidated statement of operations and comprehensive loss, which consisted of $299,653 of shipping and handling and $376,857 of Amazon selling fees. In the six months ended June 30, 2022, the Company reclassified $1,135,655 from cost of goods sold to other general and administrative cost in the condensed consolidated statement of operations and comprehensive loss, which consisted of $425,975 of shipping and handling and $709,680 of Amazon selling fees. These reclassifications had no impact on net loss.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2023 or December 31, 2022.

The Company’s cash on deposit with financial institutions, at times, may exceed federally insured limits of $250,000. At June 30, 2023 the Company had $56,836 in excess of the federally insured limits. The Company bank deposit amounts in Mexico of $2,168, are uninsured.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated recoverable amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. The Company establishes provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions. At June 30, 2023 and December 31, 2022, our accounts receivable amounts are reflected net of allowances of $24,045 and $13,683, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at June 30, 2023 and December 31, 2022 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. The Company establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $0 and $66,146 at June 30, 2023 and December 31, 2022, respectively.

Property and Equipment

The Company records property and equipment at cost when purchased. Depreciation is recorded for property, equipment, and software using the straight-line method over the estimated economic useful lives of assets, which range from 3-39 years. Company management reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable.

Depreciation expense totaled $31,665 and $43,534 for the three months ended June 30, 2023 and June 30, 2022, respectively. For the six months ended June 30, 2023 and June 30, 2022 depreciation expense totaled $78,366 and $74,229 respectively. Property and equipment as of June 30, 2023 and December 31, 2022 consisted of the following:

	2023	2022
Auto	45,420	45,420
Machinery & equipment	1,160,578	1,108,870
Buildings	233,323	282,988
Leasehold improvements	723,639	713,068
Computer Software	5,979	—
Office furniture & equipment	7,657	13,636
Total cost	2,176,596	2,163,983
Accumulated depreciation	(1,752,752)	(1,674,385)
Property, plant & equipment, net	423,844	489,597

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

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) guidance specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The three levels of the fair value hierarchy are as follows:

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

The liabilities and indebtedness presented on the condensed consolidated financial statements approximate fair values at June 30, 2023 and December 31, 2022, consistent with recent negotiations of notes payable and due to the short duration of maturities and market rates of interest.

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

Other General and Administrative Expenses

Other General and Administrative expenses include Amazon selling fees, royalty cost for selling TapouT, cost associated with the outbound shipping and handling of finished goods, insurance cost, consulting cost, legal and audit fees, Investor Relations expenses, travel & entertainment expenses, occupancy cost, shipping and handling cost and other cost.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Shipping and Handling Costs

The Company includes costs associated with the outbound shipping and handling of finished goods as a component of other general and administrative expenses in the consolidated statements of operations and comprehensive loss. Shipping and handling are not separately billed to the customers and are included in fees charged to the customer and are recorded as revenue when earned.

The Company incurred $1,338,770 and $1,129,705 of shipping and handling costs for the three months ending June 30, 2023 and 2022 respectively. The Company incurred $2,737,205 and $1,992,630 of shipping and handling costs for the six months ending June 30, 2023 and 2022 respectively. These amounts, which primarily relate to shipping, are recorded in other general and administrative expenses.

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at June 30, 2023 and December 31, 2022.

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

Advertising

The Company conducts advertising for the promotion of its products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. For the three months ended June 30, 2023 and June 30, 2022 the Company recorded advertising expenses of $194,415 and $131,327, respectively. The Company recorded advertising expense of $389,462 and $218,917 for the six months ended June 30, 2023 and 2022, respectively.

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

Foreign Currency Gains/Losses

Foreign Currency Gains/Losses — foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. Gains or losses from these translation adjustments are included in the condensed consolidated statement of operations and other comprehensive loss as foreign currency translation gains or losses. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances, are included in foreign currency translation in the condensed consolidated statement of operations and comprehensive loss. The Company incurred foreign currency translation net loss of $15,773 and $6,570 for the three months ended June 30, 2023 and 2022 respectively and net loss of $17,382 and $6,570 for the six months ending June 30, 2023 and 2022 respectively.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Liquidity and Going Concern Considerations

These condensed consolidated financial statements have been prepared assuming the Company will be able to continue as a going concern. The Company historically has incurred significant losses and negative cash flows from operation since inception and had net-loss of approximately $9.3 million for six-month period ended June 30, 2023 and accumulated deficit of approximately $121.7 million through June 30, 2023. During the six-month period ended June 30, 2023, the Company’s net cash used in operating activities totaled approximately $6.5 million.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable and Revenue Financing Arrangements

Notes payable are generally non-recourse and secured by all Company owned assets.

	Interest Rate	June 30, 2023	December 31, 2022
Notes Payable and Convertible Notes Payable
In March 2014, the Company entered into a short-term loan agreement with an entity in the amount of $200,000. The note included warrants for 272,584 shares of common stock at $0.94 per share. The warrants expired unexercised on February 28, 2017. The loan and interest was paid off in February 2023	8%	—	200,000

In December 2020, the Company entered into a 56- month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% through November 2022 and 4.00% through September 2025 of the previous month’s revenue. Note is due September 2025. Note is guaranteed by a related party see note 6.	17%	672,695	1,044,445

In April 2021, the Company entered into a six-month loan with an individual in the amount of $84,000. The loan had an original maturity of October 2021 with principal and interest due at maturity with conversion price of $3.30 per share. The loan was extended to October 2023.	7%	84,000	84,000

In April 2021, the Company entered into a six-month loan with an individual in the amount of $84,000. The loan had an original maturity of October 2021 with principal and interest due at maturity with conversion price of $3.30 per share. The loan was extended to October 2023.	7%	84,000	84,000

In May 2021, the Company entered into a six-month loan with an individual in the amount of $50,000. The loan had an original maturity of October 2021 with principal and interest due at maturity with conversion price of $3.30 per share. The loan was extended to October 2023.	7%	50,000	50,000

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

In May 2021, the Company entered into a six-month loan with an individual in the amount of $10,000. The loan had an original maturity of October 2021 with principal and interest due at maturity with conversion price of $3.30 per share. The loan was extended to October 2023.	7%	10,000	10,000

In August 2022, the Company entered into a 56-months auto loan in the amount of $45,420.	2.35%	40,064	42,396

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $100,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	100,000	100,000

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	250,000	250,000

In In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $1,000,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	1,000,000	1,000,000

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	250,000	250,000

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	250,000	250,000

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	250,000	250,000

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $400,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	400,000	400,000

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $1,500,000. The note included 100% warrant coverage. The loan matures in June 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	1,500,000	1,500,000

In February 2023, the Company entered into a twelve-month loan with an entity in the amount of $2,000,000. The convertible note included 750 additional shares for each $1,000 purchased. The loan matures in February 2024 with conversion price of $1.00 per share.	—	2,000,000	—

In May 2023, the Company entered into an eighteen-month loan with an individual in the amount of $100,000. The note included 50% warrant coverage. The loan matures in November 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	100,000	—

In May 2023, the Company entered into an eighteen-month loan with an individual in the amount of $400,000. The note included 50% warrant coverage. The loan matures in November 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	400,000	—

In May 2023, the Company entered into an eighteen-month loan with an individual in the amount of $200,000. The note included 50% warrant coverage. The loan matures in November 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	200,000	—

In May 2023, the Company entered into an eighteen-month loan with an individual in the amount of $100,000. The note included 50% warrant coverage. The loan matures in November 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	100,000	—

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

In June 2023, the Company entered into an eighteen-month loan with an individual in the amount of $250,000. The note included 50% warrant coverage. The loan matures in December 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	250,000	—

In June 2023, the Company entered into an eighteen-month loan with an individual in the amount of $100,000. The note included 50% warrant coverage. The loan matures in December 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	100,000	—

Total notes payable		$8,088,418	$5,514,841

Less notes discount		(3,095,543)	(1,898,265)
Less current portion		(4,272,014)	(1,080,257)

Long-term notes payable		$720,861	$2,536,319

Interest expense on notes payable was $170,078 and $69,015 for the three months ended June 30, 2023 and 2022, respectively. Interest expense on notes payable was $333,985 and $150,715 for the six months ended June 30, 2023 and 2022, respectively. Accrued interest was $137,743 and $300,658 for the three months and six months ended June 30, 2023. The Company’s effective interest rate was 33% for the six months ended June 30, 2023.

As of June 30, 2023, the Company’s convertible note balances are convertible into 7,697,968 shares of common stock.

Shareholder Advances

As of February 23, 2023, the Company received a shareholder advance for $200,000 with a 12% interest rate and is repayable on February 24, 2024.

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

There were no unpaid royalties at June 30, 2023. The Company paid the guaranteed minimum royalty payments of $165,000 and $163,350 for the three months ended June 30, 2023 and 2022 respectively and $330,000 and $326,700 for the six months ending June 30, 2023 and 2022 respectively, which is included in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

In connection with the Copa di Vino APA, the Company acquired the license to certain patents from 1/4 Vin SARL (“1/4 Vin”). On February 16, 2018, Copa di Vino entered into three separate license agreements with 1/4 Vin. 1/4 Vin has the right to license certain patents and patent applications relating to inventions, systems, and methods used in the Company’s manufacturing process. In exchange for notes payable, 1/4 Vin granted the Company a nonexclusive, royalty-bearing, non-assignable, nontransferable, terminable license which would continue until the subject equipment is no longer in service or the patents expire. Amortization is approximately $31,000 annually until the license agreement is fully amortized in 2027. The asset is being amortized over a 10-year useful life.

Note 5– Stockholders’ Equity

Common Stock

During the period ended June 30, 2023, the Company entered into a private placement offering to purchase convertible instruments that convert into the Company’s common stock up to an aggregate of $8,500,000. The Company received gross proceeds of $1,150,000 from the issuance of convertible instruments with 1,150,000 shares and 575,000 warrants.

In the three months and six months ended June 30, 2023 the Company granted share-based awards to certain consultants totaling 116,666 shares of common stock at a weighted average price of $1.10 and recognized share based compensation of $127,999. In the three months and six months ended June 30, 2023 the Company issued 100,000 shares in satisfaction of a $91,800 liability to issue shares recorded in December 2022.

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

The 2020 Plan has an “evergreen” feature, which provides for the annual increase in the number of shares issuable under the plan by an amount equal to 5% of the number of issued and outstanding common shares at year end, unless otherwise adjusted by the Board of Directors. At January 1, 2023 and 2022, the number of shares issuable under the 2020 plan increased by 2,054,276 and 1,679,812 shares, respectively.

The following is a summary of the Company’s stock option activity during the period ended June 30, 2023:

	Stock options	Weighted average exercise price of outstanding stock options	Weighted average remaining life (Yrs)
Balance January 01, 2023 *	1,151,000	$1.12
Granted	65,000	1.08
Exercises	—	—
Cancelled	—	—
Balance March 31, 2023	1,216,000	$1.12

Granted	3,376,008	1.13
Exercises	—	—
Cancelled	—	—

Balance - June 30, 2023	4,592,008	$1.13	$6.66

Exercisable - June 30, 2023	3,608,923	$1.12	$5.93

*	These prices are reflective of the price modification made on April 24, 2023.

In the three months ending June 30, 2023, the Company granted 3,376,008 options to employees and directors at weighted average strike price of $1.13, weighted average expected life of 6.0 years, weighted average volatility of 264.3%, weighted average risk-free rate of 3.6% and no dividend. On April 24, 2023, the Company modified the price of 4,134,008 options to $1.12 from a weighted average price of $2.56. The options have a weighted average expected life of 6.3 years, weighted average volatility of 266.7%, weighted average risk-free rate of 3.6% and no dividend. Following ASC Topic 718 the Company recognized an incremental expense from the modification of the option pricing resulted in an expense of $7,348 that was reflected in the quarter. The grant date fair value of options granted during the six months ended June 30, 2023 was $1,049,585. The Company recognized $724,991 of share-based compensation during the six months ended June 30, 2023.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

The following is a summary of the Company’s Warrant activity.

	Warrants	Weighted average exercise price of outstanding warrants	Weighted average remaining term (Yrs)
Balance December 31, 2022	14,343,896	$1.85
Granted	—	—
Balance March 31, 2023	14,343,896	$1.85

Granted	575,000	0.25
Exercises	68,146	2.19
Cancelled	2,345,677	2.32

Balance - June 30, 2023	12,505,073	$1.68	3.19

Note 6 – Related Parties

During the normal course of business, the Company incurs expenses related to services provided by the CEO for Company expenses paid by the CEO. In conjunction with the acquisition of Copa di Vino, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, was an additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Note Payable had a balance outstanding of $672,695 at June 30,2023.

On June 22, 2023, the Company received an interest free short-term loan from the CEO for $250,000. The loan is expected to be repaid within the current year.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 8 –Leases

The Company has various operating lease agreements primarily related to real estate and office space. The Company’s real estate leases represent a majority of the lease liability. Lease payments are mainly fixed. Any variable lease payments, including utilities, common area maintenance are expensed during the period incurred. Variable lease costs were immaterial for the three months and six month period ended June 30, 2023 and 2022. A majority of the real estate leases include options to extend the lease. Management reviews all options to extend at the inception of the lease and account for these options when they are reasonably certain of being exercised.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in the Company’s condensed consolidated statement of operations and comprehensive loss. Operating lease cost was $182,658 and $175,734 during the six-month period ended June 30, 2023 and 2022, respectively.

The following table sets forth the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet at June 30, 2023:

Undiscounted Future Minimum Lease Payments	Operating Lease

2023 (Six months remaining)	128,390
2024	252,000
2025	252,000
Total	632,390
Amount representing imputed interest	(36,486)
Total operating lease liability	595,904
Current portion of operating lease liability	230,945
Operating lease liability, non-current	$364,959

The table below presents lease-related terms and discount rates at June 30, 2023:

Remaining term on leases	1 to 30 months
Incremental borrowing rate	5.0%

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 9 – Segment Reporting

The Company has two reportable operating segments: (1) the manufacture and distribution of non-alcoholic and alcoholic brand beverages, and (2) the e-commerce sale of beverages. These operating segments are managed respectively and each segment’s major customers have different characteristics. Segment Reporting is evaluated by our Chief Executive Officer and Chief Financial Officer.

	Three Months Ended June 30		Six Months Ended June 30
Revenue	2023	2022	2023	2022
Splash Beverage Group	$1,126,971	$1,355,388	$3,025,939	$2,833,546
E-Commerce	4,067,980	3,143,552	7,991,739	5,591,968

Net revenues, continuing operations	5,194,951	4,498,940	11,017,678	8,425,514

Contribution after Marketing
Splash Beverage Group	(528,905)	(603,596)	(815,836)	(848,938)
E-Commerce	1,563,619	1,288,202	2,875,222	2,318,296
Total contribution after marketing	1,034,714	684,606	2,059,386	1,469,358

Contracted services	331,297	327,302	712,302	758,848
Salary and wages	1,364,136	1,131,612	2,598,263	1,917,263
Non-cash share-based compensation	641,097	2,772,369	856,857	5,342,494
Other general and administrative	2,919,533	2,282,471	5,568,234	4,963,853
Loss from continuing operations	$(4,221,349)	$(5,829,148)	$(7,676,270)	$(11,513,100)

Total assets	June 30, 2023	December 31, 2022
Splash Beverage Group	$10,627,238	$14,723,553
E-Commerce	2,505,829	2,581,150

Total assets	$13,133,067	$17,304,703

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 10 – Commitment and Contingencies

The Company is a party to asserted claims and are subject to regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the outcome, if any, arising out of any such matter will have a material adverse effect on its business, financial condition or results of operations.

Note 11 – Subsequent Events

In July 2023, the Company received approximately $0.85 million from a Private Placement issuance of convertible notes. The notes have a twelve to eighteen-month term, accrue interest at 12.0% and are convertible into shares of common stock of the Company at $1.00 per share, and include 50% warrant coverage. In August 2023, the Company received approximately $1.1 million from a Private Placement issuance of a convertible note. The note has a twelve -month term, is non-interest bearing and is convertible into shares of common stock of the Company at $1.00 per share, the note includes 500 shares for every $1,000 purchased in the note. These notes are part of a Securities Purchase Agreement to raise up to $8.5 million to fund acquisitions, equipment purchases and working capital.

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

Results of Operations for the Three Months and Six Months Ended June 30, 2023 compared to Three Months and Six Months Ended June 30, 2022.

Net Revenue

Net Revenues for the three months ended June 30, 2023 was $5,194,951 compared to revenues of $4,498,940 for the three months ended June 30, 2022. The $696,011 increase in sales is due to an increase from our vertically integrated B2B and B2C e-commerce distribution platform called Qplash which increased $924,428 offset by a decline in sales in the beverage business of $228,417 driven by phasing of purchases of Salt Tequila and Copa di Vino from our distributors.

Revenue for the six months ended June 30, 2023 was $11,017,678 compared to revenues of $8,425,514 for the six months ended June 30, 2022. The $2,592,164 increase in sales is driven by increases in both the e-commerce and beverage businesses which increased $2,399,772 and $192,392 respectively. Qplash increased revenue was based on expanded territory coverage, new products being sold and increased cart size for customers. The beverage business largest contributors to the increase in revenues were TapouT and Pulpoloco.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2023 was $3,417,868 compared to cost of goods sold for the three months ended June 30, 2022 of $3,149,275. The $268,593 increase in cost of goods sold for the three-month period ended June 30, 2023 is driven by increased sales and product mix shifting to lower margin items in e-commerce business.

Cost of goods sold for the six months ended June 30, 2023 was $7,479,096 compared to cost of goods sold for the six months ended June 30, 2022 of $5,784,701. The $1,694,395 increase in cost of goods sold for the six-month period ended June 30, 2023 is driven by increased sales in both the e-commerce and beverage business.

Improvement in cost of goods sold compared to net revenue for the three month and six-month period ended June 30, 2023 versus June 30, 2022 is driven by higher margin products sold.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 was $5,998,432 compared to $7,178,813 for the three months ended June 30, 2022 a decrease of $1,180,381. The decrease in operating expenses was primarily due to non-cash expenses partially offset by increases for the incorporation of new staff, benefit cost, freight cost and Amazon selling fees.

Operating expenses for the six months ended June 30, 2023 was $11,214,852 compared to $14,153,913 for the six months ended June 30, 2022 a decrease of $2,939,061. The decrease in operating expenses was primarily due to non-cash expenses partially offset by increases for the incorporation of new staff, benefit cost, marketing expense, freight cost and Amazon selling fees.

Net Other Income and Expense

Interest expense for the three and six months ended June 30, 2023 was $172,641 and $339,762 respectively. For the three and six months ended June 30, 2022 the interest expenses was $73,472 and $159,350 respectively due to additional convertible notes issued in December 2022.

Included in Other Income for the three months ended June 30, 2023 was an insurance settlement of $57,429. For the three and six months ended June 30, 2022 the other income / expense $0.

Amortization of debt discount for the three months and six months ended June 30, 2023 was $1,126,994 and $1,374,655 respectively. For the three and six months ended June 30, 2022 the amortization of debt discount was $0.

LIQUIDITY, GOING CONCERN CONSIDERATIONS AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2023, the Company had total cash and cash equivalents of $903,235, as compared with $4,431,745 at December 31, 2022.

Net cash used for operating activities during the six months ended June 30, 2023 was $6,522,091 as compared to the net cash used by operating activities for the six months ended June 30, 2022 of $7,107,851. The driver for the change in net cash used is due to a reduction of inventory in 2023 and an increase of inventory to support sales commitments in 2022.

Net cash provided by financing activities during the six months ended June 30, 2023 was $3,023,576. During the six months ended June 30, 2023, the Company received $3,150,000 for convertible notes, $200,000 from a shareholder advance and a $250,000 loan from a related party, which was offset by repayments to debt holders of $576,424.

In order to have sufficient cash to fund our operations, the Company will need to raise additional equity or debt capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. The Company will be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of new securities the Company may issue in future capital transactions may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuance of incentive awards under equity incentive plans, which may have additional dilutive effects. Further, the Company may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. The Company may also be required to recognize non-cash expenses in connection with certain securities the Company may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital the Company are able to raise from financing activities together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that the Company reduce our operations accordingly, the Company may be required to curtail or cease operations. As a result, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern for at least twelve months from the date of the consolidated financial statements being available to be issued.

CONTRACTUAL OBLIGATIONS

Share obligation:

None.

Minimum Royalty Payments:

The Company has a licensing agreement with ABG TapouT, LLC (“TapouT”). Under the licensing agreement, the Company has minimum royalty payments to TapouT of $330,00 for the six months remaining in 2023.

Inventory Purchase Commitments:

None.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements (as that term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future material effect on our financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

None.

Recently Issued Accounting Pronouncements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2023. The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

The Company plans to implement additional internal controls or enhance existing internal controls to strengthen its control environment. Subsequent to the quarter ended June 30, 2023, the Company is reviewing a plan to engage additional internal staff, external staff, or an advisory firm to provide support on technical issues related to U.S. GAAP as related to the maintenance of our accounting books and records and the preparation of our financial statements.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, the Company engaged an advisory firm to provide support on technical issues related to U.S. GAAP in preparation of our financial statements. Except as noted there were no additional changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

No new risk factors noted since our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months and six months ended June 30, 2023, the Company issued 1,150,000 shares in connection with convertible instruments. On May 10, 2023, the Company received $800,000 for the sale of convertible notes with 12.0% interest and eighteen-month term to four individual investors totaling 800,000 shares with an exercise price of $1.00 per share, the notes included 400,000 warrants with an exercise price of $0.25 per warrant. On June 28, 2023, the Company received $350,000 for the sale of convertible notes with 12.0% interest and eighteen-month term to two individual investors totaling 350,000 shares with an exercise price of $1.00 per share, the notes included 175,000 warrants with an exercise price of $0.25 per warrant. On August 10, 2023, the Company received $1,100,000 for the sale of a convertible note. The note has a twelve -month term, is non-interest bearing and is convertible into shares of common stock of the Company at $1.00 per share, the note includes 500 shares for every $1,000 purchased in the note. These notes were issued to fund acquisitions, equipment purchases and working capital.

In the three months and six months ended June 30, 2023, the Company issued 216,666 shares of common stock to consultants in exchange for services and recognized non-cash compensation on our Condensed Consolidated Statement of Operation in the amount of $131,866.

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

SPLASH BEVERAGE GROUP, INC.

Date: August 14, 2023	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Ronald Wall
Ronald Wall, CFO
(Principal Accounting Officer and Principal Financial Officer)

