Form 10-Q
period 2023-09-30
SPLASH BEVERAGE GROUP, INC.
filed 2023-11-14
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

☐ Yes ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of November 14, 2023, there were 43,817,776 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.
FORM 10-Q
September 30, 2023

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.
Condensed Consolidated Financial Statements

September 30, 2023

Splash Beverage Group, Inc.
Condensed Consolidated Balance Sheets
September 30, 2023 and December 31, 2022

	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$96,121	$4,431,745
Accounts receivable, net	1,512,693	1,812,110
Prepaid expenses	225,446	348,036
Inventory	2,907,461	3,721,307
Other receivables	376,905	344,376
Total current assets	5,118,626	10,657,574

Non-current assets:
Deposit	$49,398	$49,290
Goodwill	256,823	256,823
Intangible assets, net	4,564,037	4,851,377
Investment in Salt Tequila USA, LLC	250,000	250,000
Operating lease right of use asset	619,559	750,042
Property and equipment, net	385,603	489,597
Total non-current assets	6,125,420	6,647,129

Total assets	$11,244,046	$17,304,703

Liabilities and Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$4,199,476	$3,383,187
Liability to issue shares	—	91,800
Operating lease liabilities - current	259,072	268,749
Notes payable, current portion	5,548,830	1,080,257
Due to related party	426,000	—
Shareholder advance	200,000	—
Accrued interest payable	496,384	141,591
Total current liabilities	11,129,762	4,965,584

Long-term liabilities:
Notes payable	408,801	2,536,319
Operating lease liabilities - noncurrent	363,313	480,666
Total long-term liabilities	772,114	3,016,985

Total liabilities	11,901,876	7,982,569

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par, 300,000,000 shares authorized, 42,902,185 shares issued, 42,902,185 shares outstanding at September 30, 2023 and 41,085,520 shares issued, 41,085,520 shares outstanding at December 31, 2022	42,902	41,086
Additional paid in capital	126,648,371	121,632,547
Accumulated other comprehensive loss	(8,448)	(20,472)
Accumulated deficit	(127,340,655)	(112,331,027)
Total stockholders’ equity	(657,830)	9,322,134

Total liabilities and stockholders’ equity	$11,244,046	$17,304,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three and Nine Months Ended September 30, 2023 and 2022 (Unaudited)

	Three months ended September 30		Nine months ended September 30,
	2023	2022	2023	2022
Net revenues	5,144,069	4,870,407	16,161,747	13,295,921
Cost of goods sold	(3,847,202)	(3,101,807)	(11,326,298)	(8,886,508)
Gross profit	1,296,867	1,768,600	4,835,449	4,409,413

Operating expenses:
Contracted services	382,096	438,004	1,094,398	1,196,852
Salary and wages	1,195,916	1,262,935	3,794,179	3,180,198
Non-cash share-based compensation	367,244	1,697,201	1,224,101	7,039,695
Other general and administrative	3,048,779	2,734,377	8,617,013	7,698,231
Sales and marketing	626,363	746,965	2,105,559	1,918,420
Total operating expenses	5,620,398	6,879,482	16,835,250	21,033,396

Loss from continuing operations	(4,323,531)	(5,110,882)	(11,999,801)	(16,623,983)

Other income/(expense):
Interest income	348	158	1,668	2,867
Interest expense	(221,488)	(66,193)	(561,249)	(225,543)
Other Income	—	—	49,819	—
Amortization of debt discount	(1,125,410)	—	(2,500,065)	—
Total other expense	(1,346,550)	(66,035)	(3,009,827)	(222,676)

Provision for income taxes	—	—	—	—

Net loss from continuing operations, net of tax	(5,670,081)	(5,176,917)	(15,009,628)	(16,846,659)

Net loss from discontinued operations, net of tax	—	—	—	(199,154)

Gain on sale of discontinued operations	—	33,116	—	148,748

Income (Loss) from discontinued operations	—	33,116	—	(50,406)

Net loss	$(5,670,081)	$(5,143,801)	$(15,009,628)	$(16,897,065)

Other Comprehensive Income
Foreign currency translation Income	29,406	—	12,024	—

Total Comprehensive Loss	$(5,640,675)	$(5,143,801)	$(14,997,604)	$(16,897,065)

Loss per share - continuing operations
Basic and diluted	$(0.13)	$(0.14)	$(0.36)	$(0.46)

Weighted average number of common shares outstanding - continuing operations
Basic and diluted	42,812,058	37,364,031	41,991,259	36,417,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

 Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine months ended September 30, 2023 and 2022

(Unaudited)

						Total
				Accumulated Other		Stockholders'
	Common Stock		Additional	Comprehensive	Accumulated	Equity
	Shares	Amount	Paid-In Capital	Income	Deficit	(Deficit)

Balances at December 31, 2021	33,596,232	$33,596	$99,480,188	—	$(90,640,557)	$8,873,227

Issuance of common stock on convertible instruments	223,596	224	1,206,287	—	—	1,206,511
Issuance of warrants and options for services	—	—	1,242,697	—	—	1,242,697
Issuance of common stock for services	550,000	550	1,112,845	—	—	1,113,395
Issuance of common stock and warrants for cash	2,300,000	2,300	8,065,100	—	—	8,067,400
Net loss	—	—	—	—	(5,994,407)	(5,994,407)

Balances at March 31, 2022	36,669,828	$36,670	$111,107,117	—	$(96,634,964)	$14,508,822

Issuance of warrants for services	—	—	1,174,289	—	—	1,174,289
Issuance of common stock for services	500,000	500	1,429,500	—	—	1,430,000
Issuance of common stock and warrants for cash	100,000	100	109,900	—	—	110,000
Accumulated Comprehensive Income - Translation	—	—	—	(6,570)	—	(6,570)
Net loss	—	—	—	—	(5,758,857)	(5,758,857)

Balances at June 30, 2022	37,269,828	$37,270	$113,820,805	$(6,570)	$(102,393,821)	$11,457,685

Issuance of warrants for services	—	—	1,036,066	—	—	1,036,066
Issuance of common stock for APA	380,959	381	(381)	—	—	—
Issuance of common stock and warrants for cash	2,000,000	2,000	2,631,500	—	—	2,633,500
Accumulated Comprehensive Income - Translation	—	—	—	8,795	—	8,795
Net loss	—	—	—	—	(5,143,801)	(5,143,801)

Balances at September 30, 2022	39,650,787	$39,651	$117,487,990	$2,225	$(107,537,622)	$9,992,245

Balances at December 31, 2022	41,085,520	$41,086	$121,632,546	$(20,472)	$(112,331,026)	$9,322,134

Common stock issuable and beneficial conversion feature on convertible 12-month promissory note	—	—	1,786,468	—	—	1,786,468
Issuance of warrants for services	—	—	215,760	—	—	215,760
Accumulated Comprehensive loss – translation, net	—	—	—	(1,609)	—	(1,609)
Net loss	—	—	—	—	(3,729,299)	(3,729,299)
Balances at March 31, 2023	41,085,520	$41,086	$123,634,774	$(22,081)	$(116,060,325)	$7,593,454

Issuance of common stock on convertible instruments	1,500,000	1,500	(1,500)	—	—	—
Share based compensation	—	—	509,232	—	—	509,232
Issuance of common stock for services	216,666	216	223,449	—	—	223,665
Issuance of warrants on convertible instruments	—	—	1,269,669	—	—	1,269,669
Accumulated Comprehensive loss – translation, net	—	—	—	(15,773)	—	(15,773)
Net loss	—	—	—	—	(5,610,249)	(5,610,249)

Balances at June 30, 2023	42,802,186	$42,802	$125,635,624	$(37,854)	$(121,670,574)	$3,969,998

Debt discount from convertible instrument	—	—	79,817	—	—	79,817
Share based compensation	—	—	300,912	—	—	300,912
Issuance of common stock for services	99,999	100	66,232	—	—	66,332
Issuance of warrants on convertible instruments	—	—	565,786	—	—	565,786
Accumulated Comprehensive loss – translation, net	—	—	—	29,406	—	29,406
Net loss	—	—	—	—	(5,670,081)	(5,670,081)

Balances at September 30, 2023	42,902,185	$42,902	$126,648,371	$(8,448)	$(127,340,655)	$(657,830)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statement Cash Flows
For the Nine Months Ended September 30, 2023 and 2022
(Unaudited)

	2023	2022
Net loss	$(15,009,628)	$(16,897,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	403,948	306,900
Amortization of debt discount	2,500,065	—
ROU assets, net	3,453	4,888
Loss (gain) from sale of discontinued operation	—	50,407
Common stock issued for services	289,998	—
Non-cash share-based compensation	1,224,101	7,107,684
Changes in working capital items:
Accounts receivable, net	299,417	(364,161)
Inventory, net	813,846	(1,660,852)
Prepaid expenses and other current assets	90,061	(398,328)
Deposits	(108)	281,635
Accounts payable and accrued expenses	526,290	732,139
Accrued interest payable	354,792	12,101
Net cash used in operating activities - continuing operations	(8,503,765)	(10,824,652)

Cash flows from investing activities:
Capital expenditures	(12,613)	(45,420)
Net cash used in investing activities - continuing operations	(12,613)	(45,420)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	10,810,900
Cash advance from related party	426,000	—
Cash advance from shareholder	200,000	(280,500)
Proceeds from issuance of debt	4,300,000	45,420
Principal repayment of debt	(757,270)	(1,285,861)
Net cash provided by financing activities - continuing operations	4,168,730	9,289,959

Net cash effect of exchange rate changes on cash	12,024	—

Net change in cash and cash equivalents	(4,335,624)	(1,580,113)

Cash and cash equivalents, beginning of year	4,431,745	4,181,383

Cash and cash equivalents, end of period	$96,121	$2,601,270

Supplemental disclosure of cash flow information:
Cash paid for Interest	$206,456	$164,107

Supplemental disclosure of non-cash investing and financing activities
Notes payable and accrued interest converted to common stock (223,596 shares)	—	1,206,511

Non-cash debt discount in the form of issuance of equity instruments and beneficial conversion feature in conjunction with convertible notes	3,099,940	—

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

Basis of Presentation and Consolidation

These consolidated financial statements include the accounts of Splash and its wholly owned subsidiaries Splash Beverage Holdings LLC (“Holdings”), Splash International Holdings LLC (“International”), Splash Mex SA de CV (“Splash Mex”) and Copa di Vino Wine Group, Inc. (“Copa di Vino”).

Canfield Medical Supply, Inc. (“CMS”) (as discontinued operations), was consolidated until September 30, 2022.

All intercompany balances have been eliminated in consolidation.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Our investment in Salt Tequila USA, LLC is carried at cost less impairment, the investment does not have a readily determinable fair value.

Certain reclassifications have been made to the prior period financial statements to conform to the December 31, 2022 audited financial statement and the current period classifications. In the three months ended September 30, 2022, the Company reclassified $617,553 from cost of goods sold to other general and administrative cost in the condensed consolidated statement of operations and comprehensive loss, which consisted of $176,504 of shipping and handling and $441,049 of Amazon selling fees. In the nine months ended September 30, 2022, the Company reclassified $1,753,208 from cost of goods sold to other general and administrative cost in the condensed consolidated statement of operations and comprehensive loss, which consisted of $602,479 of shipping and handling and $1,150,729 of Amazon selling fees. These reclassifications had no impact on net loss.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2023 or December 31, 2022.

At September 30, 2023 the Company’s cash on deposit with financial institutions, at times, had not exceed federally insured limits of $250,000.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated recoverable amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. The Company establishes provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions. At September 30, 2023 and December 31, 2022, our accounts receivable amounts are reflected net of allowances of $14,634 and $13,683, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at September 30, 2023 and December 31, 2022 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. The Company establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $253,603 and $66,146 at September 30, 2023 and December 31, 2022, respectively.

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

Depreciation expense totaled $38,242 and $27,762 for the three months ended September 30, 2023 and September 30, 2022, respectively. For the nine months ended September 30, 2023 and September 30, 2022 depreciation expense totaled $98,285 and $101,991 respectively. Property and equipment as of September 30, 2023 and December 31, 2022 consisted of the following:

	2023	2022
Auto	45,420	45,420
Machinery & equipment	1,160,578	1,108,870
Buildings	233,323	282,988
Leasehold improvements	723,639	713,068
Computer Software	5,979	—
Office furniture & equipment	7,657	13,636
Total cost	2,176,596	2,163,983
Accumulated depreciation	(1,790,993)	(1,674,385)
Property, plant & equipment, net	385,603	489,597

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

The liabilities and indebtedness presented on the condensed consolidated financial statements approximate fair values at September 30, 2023 and December 31, 2022, consistent with recent negotiations of notes payable and due to the short duration of maturities and market rates of interest.

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

The Company incurred $1,279,189 and $1,268,636 of shipping and handling costs for the three months ending September 30, 2023 and 2022 respectively. The Company incurred $4,016,394 and $3,261,266 of shipping and handling costs for the nine months ending September 30, 2023 and 2022 respectively. These amounts, which primarily relate to shipping, are recorded in other general and administrative expenses.

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at September 30, 2023 and December 31, 2022.

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

Advertising

The Company conducts advertising for the promotion of its products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. For the three months ended September 30, 2023 and September 30, 2022 the Company recorded advertising expenses of $248,512 and $746,965, respectively. The Company recorded advertising expense of $1,075,127 and $1,918,420 for the nine months ended September 30, 2023 and 2022, respectively.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations - Accounting for contract assets and contract liabilities from contracts with customers (Topic 805), which requires contract assets and contract liabilities acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Revenues from contracts with customers (Topic 606). For public companies, the guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted the guidance during fiscal year 2023. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Foreign Currency Gains/Losses

Foreign Currency Gains/Losses — foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. Gains or losses from these translation adjustments are included in the condensed consolidated statement of operations and other comprehensive loss as foreign currency translation gains or losses. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances, are included in foreign currency translation in the condensed consolidated statement of operations and comprehensive loss. The Company incurred foreign currency translation net gain of $13,632 and $4,345 for the three months ended September 30, 2023 and 2022 respectively and net gain of $12,023 and net loss of $2,225 for the nine months ending September 30, 2023 and 2022 respectively.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Liquidity and Going Concern Considerations

These condensed consolidated financial statements have been prepared assuming the Company will be able to continue as a going concern. The Company historically has incurred significant losses and negative cash flows from operation since inception and had net-loss of approximately $15 million for nine-month period ended September 30, 2023 and accumulated deficit of approximately $127.3 million through September 30, 2023. During the nine-month period ended September 30, 2023, the Company’s net cash used in operating activities totaled approximately $8.5 million.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable and Revenue Financing Arrangements

Notes payable are generally non-recourse and secured by all Company owned assets.

	Interest Rate	September 30, 2023	December 31, 2022
Notes Payable and Convertible Notes Payable

In March 2014, the Company entered into a short-term loan agreement with an entity in the amount of $200,000. The note included warrants for 272,584 shares of common stock at $0.94 per share. The warrants expired unexercised on February 28, 2017. The loan and interest was paid off in February 2023	8%	—	200,000

In December 2020, the Company entered into a 56- month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% through November 2022 and 4.00% through September 2025 of the previous month’s revenue. Note is due September 2025. Note is guaranteed by a related party see note 6.	17%	494,204	1,044,445

In April 2021, the Company entered into various six-month loans with individuals totaling in the amount of $168,000. The loans had an original maturity of October 2021 with principal and interest due at maturity with conversion price of $3.30 per share. The loans were extended to March 31, 2024.	7%	168,000	168,000

In May 2021, the Company entered into various six-month loans with individuals totaling in the amount of $60,000. The loans had an original maturity of October 2021 with principal and interest due at maturity with conversion price of $3.30 per share. The loans were extended to March 31, 2024.	7%	60,000	60,000

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

In August 2022, the Company entered into a 56-months auto loan in the amount of $45,420.	2.35%	35,367	42,396

In December 2022, the Company entered into various eighteen-month loans with individuals totaling in the amount of $4,000,000. The notes included 100% warrant coverage. The loans mature in June 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	4,000,000	4,000,000

In February 2023, the Company entered into a twelve-month loan with an entity in the amount of $2,000,000. The convertible note included the issuance of 1,500,000 shares of common stock . The loan matures in February 2024 with conversion price of $0.85 per share and is non-interest bearing	—	2,000,000	—

In May 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $800,000. The notes included 50% warrant coverage. The loans mature in November 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	800,000	—

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

In June 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $350,000. The notes included 50% warrant coverage. The loans mature in December 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	350,000	—

In July 2023, the Company entered into a twelve-month loan with an individual in the amount of $750,000. The note included 100% warrant coverage. The loan matures in July 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	750,000	—

In July 2023, the Company entered into a twelve-month loan with an individual in the amount of $100,000. The note included 100% warrant coverage. The loan matures in January 2025 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	100,000	—

In August 2023, the Company entered into a twelve-month loan with an individual in the amount of $300,000. The convertible note included the issuance of 150,000 shares of common stocks. The loan matures in August 2024 with principal and interest due at maturity with conversion price of $0.85 per share and is non-interest bearing.	-	300,000	—

Total notes payable		$9,057,571	$5,514,841

Less notes discount		(3,099,940)	(1,898,265)
Less current portion		(5,548,830)	(1,080,257)

Long-term notes payable		$408,801	$2,536,319

Interest expense on notes payable was $207,087 and $65,007 for the three months ended September 30, 2023 and 2022, respectively. Interest expense on notes payable was $546,849 and $217,123 for the nine months ended September 30, 2023 and 2022, respectively. Accrued interest was $496,384 as of September 30, 2023. The Company’s effective interest rate was 41.07% for the nine months ended September 30, 2023.

As of September 30, 2023, the Company’s convertible note balances are convertible into 9,222,251 shares of common stock.

Shareholder Advances

As of February 23, 2023, the Company received a shareholder advance for $200,000 with a 12% interest rate and interest expense was $14,400 for the nine months ended September 30, 2023.

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

There were no unpaid royalties at September 30, 2023. The Company paid the guaranteed minimum royalty payments of $165,000 and $163,350 for the three months ended September 30, 2023 and 2022 respectively and $495,000 and $490,050 for the nine months ending September 30, 2023 and 2022 respectively, which is included in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

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

Note 5– Stockholders’ Equity

Common Stock

During the period ended September 30, 2023, the Company entered into a private placement offering to purchase convertible instruments that convert into the Company’s common stock up to an aggregate of $8,500,000. The Company received gross proceeds of $4,300,000 from the issuance of convertible instruments with 3,725,000 shares and 1,000,000 warrants.

In the three months and nine months ended September 30, 2023, the Company granted share-based awards to certain consultants totaling 99,999 and 316,666 shares of common stock, respectively, at a weighted average price of $0.66 and $0.91, respectively, recognized share-based compensation of $66,332 and $289,998, respectively. In the nine months ended September 30, 2023, the Company issued 100,000 shares in satisfaction of a $91,800 liability to issue shares recorded in December 2022.

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

In October 2023, the shareholders voted to increase the number of shares issuable under the Plan to 7.5%.

The following is a summary of the Company’s stock option activity during the period ended September 30, 2023:

	Stock options	Weighted average exercise price of outstanding stock options	Weighted average remaining life (Yrs)
Balance January 01, 2023 *	1,151,000	$1.12
Granted	65,000	1.08
Exercises	—	—
Cancelled	—	—
Balance March 31, 2023	1,216,000	$1.12

Granted	3,376,008	1.13
Exercises	—	—
Cancelled	—	—

Balance - June 30, 2023	4,592,008	$1.13

Exercisable - June 30, 2023	3,608,923	$1.12

Granted	—	—
Exercises	—	—
Cancelled	—	—

Balance - September 30, 2023	4,592,008	$1.13	$6.41

Exercisable - September 30, 2023	3,608,923	$1.12	$5.68

*	These prices are reflective of the price modification made on April 24, 2023.

The Company recognized $300,912 and $1,025,903 of share-based compensation during the three months and nine months ended September 30, 2023.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

The following is a summary of the Company’s Warrant activity.

	Warrants	Weighted average exercise price of outstanding warrants	Weighted average remaining term (Yrs)
Balance December 31, 2022	14,343,896	$1.85
Granted	—	—
Balance March 31, 2023	14,343,896	$1.85

Granted	575,000	0.25
Exercises	68,146	2.19
Cancelled	2,345,677	2.32

Balance - June 30, 2023	12,505,073	$1.68	3.19

Granted	425,000	0.25
Exercises	—	—
Cancelled	—	—

Balance - September 30, 2023	12,930,073	$1.63	2.93

Note 6 – Related Parties

During the normal course of business, the Company incurs expenses related to services provided by the CEO for Company expenses paid by the CEO. In conjunction with the acquisition of Copa di Vino, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, was an additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Note Payable had a balance outstanding of $494,204 at September 30,2023.

On June 22, 2023, the Company received an interest free short-term loan from the CEO for $250,000. In August and September 2023, the Company received an interest free short-term loan from the CEO for $165,000 and expense payable of $11,000. The loan is expected to be repaid within the current year.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 8 –Leases

The Company has various operating lease agreements primarily related to real estate and office space. The Company’s real estate leases represent a majority of the lease liability. Lease payments are mainly fixed. Any variable lease payments, including utilities, common area maintenance are expensed during the period incurred. Variable lease costs were immaterial for the three months and nine-month period ended September 30, 2023 and 2022. A majority of the real estate leases include options to extend the lease. Management reviews all options to extend at the inception of the lease and account for these options when they are reasonably certain of being exercised.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in the Company’s condensed consolidated statement of operations and comprehensive loss. Operating lease cost was $273,631 and $263,159 during the nine-month period ended September 30, 2023 and 2022, respectively.

The following table sets forth the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet at September 30, 2023:

Undiscounted Future Minimum Lease Payments	Operating Lease

2023 (Three months remaining)	71,416
2024	286,168
2025	287,193
2026	17,856
Total	662,633
Amount representing imputed interest	(40,248)
Total operating lease liability	622,385
Current portion of operating lease liability	259,072
Operating lease liability, non-current	$363,313

The table below presents lease-related terms and discount rates at September 30, 2023:

Remaining term on leases	1 to 33 months
Incremental borrowing rate	5.0 to 9.0%

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 9 – Segment Reporting

The Company has two reportable operating segments: (1) the manufacture and distribution of non-alcoholic and alcoholic brand beverages, and (2) the e-commerce sale of beverages. These operating segments are managed respectively, and each segment’s major customers have different characteristics. Segment Reporting is evaluated by our Chief Executive Officer and Chief Financial Officer.

	Three Months Ended September 30		Nine Months Ended September 30
Revenue	2023	2022	2023	2022
Splash Beverage Group	$1,104,878	$1,147,248	$4,130,817	$3,980,794
E-Commerce	4,039,191	3,723,159	12,030,930	9,315,127

Net revenues, continuing operations	5,144,069	4,870,407	16,161,747	13,295,921

Contribution after Marketing
Splash Beverage Group	(652,727)	(430,049)	(1,468,563)	(1,278,987)
E-Commerce	1,323,231	1,451,684	4,198,453	3,769,980
Total contribution after marketing	670,504	1,021,635	2,729,890	2,490,993

Contracted services	382,096	438,004	1,094,398	1,196,852
Salary and wages	1,195,916	1,262,935	3,794,179	3,180,198
Non-cash share-based compensation	367,244	1,697,201	1,224,101	7,039,695
Other general and administrative	3,048,779	2,734,377	8,617,013	7,963,231
Loss from continuing operations	$(4,323,531)	$(5,110,882)	$(11,999,801)	$(16,623,983)

Total assets	September 30, 2023	December 31, 2022
Splash Beverage Group	$9,599,010	$14,723,553
E-Commerce	1,645,036	2,581,150

Total assets	$11,244,046	$17,304,703

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

Note 11 – Subsequent Events

In October, 2023, the Company received approximately $1.9 million from the issuance of senior secured convertible notes, a convertible promissory note and a merchant agreement. The senior convertible notes have an eighteen-month term, accrue interest at 12% and are convertible into shares of common stock of the Company at $0.85 per share and include 100% warrant coverage. The convertible promissory note has a two-and-a-half-month term and accrues interest at a fixed amount of $50,000.

The notes that matured in October 2023 were extended by the note holders to March 31, 2024.

The maturity dates of the related party notes were extended to March 31, 2024.

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

Results of Operations for the Three Months and Nine Months Ended September 30, 2023 compared to Three Months and Nine Months Ended September 30, 2022.

Net Revenue

Three months ended September 30, 2023:

Revenue increased by 5.6%, over same quarter last year $5,144,069 compared to $4,870,407. The increase of $273,662 was due to:

•	An increase from our e-commerce distribution platform called Qplash.

•	Increase in the Energy and Salt brands

•	Offset by a partial decline in sales in the Hydration, Copa and Pulpoloco brands

Nine months ended September 30, 2023:

Revenue increased by 21.6%, over same period last year $16,161,747 compared to $13,295,921. The increase of $2,865,826 was due to:

•	An increase from our e-commerce distribution platform called Qplash.

•	Increase in the Energy, Salt and Copa brands.

•	Offset by a partial decline in sales in the Hydration and Pulpoloco brands.

 Cost of Goods Sold

Three months ended September 30, 2023:

Cost of goods sold increased by 24%, over the same quarter last year $3,847,202compared to $3,101,807. The increase of $745,395 was due to:

•	Increase in sales

•	Higher production costs in the Hydration brand

•	Increase in cost associated with valuation allowances for expired, damaged, or impaired inventory.

Nine months ended September 30, 2023:

•	Cost of goods sold increased by 27.5%, over the same nine months last year $11,326,298 compared to $8,886,508. The increase of $2,439,790 was due to:

•	Increase in sales

•	Higher production costs in the Hydration brand

•	Increase in cost associated with valuation allowances for expired, damaged, or impaired inventory.

Operating Expenses

Three months ended September 30:

Operating expenses for the three months ended September 30, 2023, was $ 5,620,398 compared to $6,879,482 for the three months ended September 30, 2022, a decrease of $1,259,084. The decrease in operating expenses was primarily due to a decrease in consulting fees.

Nine months ended September 30:

Operating expenses for the nine months ended September 30, 2023, was $ 16,835,250 compared to $21,033,396 for the nine months ended September 30, 2022, a decrease of $4,198,146. The decrease in operating expenses was primarily due to:

•	Decrease in consulting fees.

•	Offset by increase in Employee cost due to new hires

•	Offset by increase in e-commerce shipping and handling directly attributive to increase in e-commerce sales

Net Other Income and Expense

Interest expense for the three and nine months ended September 30, 2023 was $221,488 and $561,249 respectively. For the three and nine months ended September 30, 2022 the interest expenses was $66,193 and $225,543 respectively due to additional convertible notes issued in December 2022.

Included in Other Income for the three months ended September 30, 2023 was an insurance settlement of $57,429. For the three and nine months ended September 30, 2022 the other income / expense $0.

Amortization of debt discount for the three months and nine months ended September 30, 2023 was $1,125,409 and $2,500,065 respectively. For the three and nine months ended September 30, 2022 the amortization of debt discount was $0.

LIQUIDITY, GOING CONCERN CONSIDERATIONS AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditure.

As of September 30, 2023, the Company had total cash and cash equivalents of $96,121, as compared with $4,431,745 at December 31, 2022.

Net cash used for operating activities during the nine months ended September 30, 2023 was $8,503,765 as compared to the net cash used by operating activities for the nine months ended September 30, 2022 of $10,824,651. The driver for the change in net cash used is due to a reduction of inventory in 2023 and an increase of inventory to support sales commitments in 2022.

Net cash provided by financing activities during the nine months ended September 30, 2023 was $4,168,730. During the nine months ended September 30, 2023, the Company received $4,500,000 for convertible notes and a $460,000 loan from a related party, which was offset by repayments to debt holders of $757,270.

In order to have sufficient cash to fund operations, the Company will need to raise additional equity or debt capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to the Company. The Company will be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of new securities the Company may issue in future capital transactions may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuance of incentive awards under equity incentive plans, which may have additional dilutive effects. Further, the Company may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. The Company may also be required to recognize non-cash expenses in connection with certain securities the Company may issue, such as convertible notes and warrants, which will adversely impact financial condition. The Company’s ability to obtain needed financing may be impaired by such factors as the capital markets and its history of losses, which could impact the availability or cost of future financings. If the amount of capital the Company are able to raise from financing activities together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that the Company reduce our operations accordingly, the Company may be required to curtail or cease operations. As a result, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern for at least twelve months from the date of the consolidated financial statements being available to be issued.

CONTRACTUAL OBLIGATIONS

Share obligation:

None.

Minimum Royalty Payments:

The Company has a licensing agreement with ABG TapouT, LLC (“TapouT”). Under the licensing agreement, the Company has minimum royalty payments to TapouT of $165,000 for the three months remaining in 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2023. The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

The Company plans to implement additional internal controls or enhance existing internal controls to strengthen its control environment. Subsequent to the quarter ended September 30, 2023, the Company is reviewing a plan to engage additional internal staff, external staff, or an advisory firm to provide support on technical issues related to U.S. GAAP as related to the maintenance of our accounting books and records and the preparation of our financial statements.

Changes in Internal Control Over Financial Reporting

Except as noted there were no additional changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

There can be no assurances that the common stock will not be subject to potential delisting if the Company do not continue to maintain the listing requirements of the NYSE American.

Since June 11, 2021, the common stock has been listed on the NYSE American, under the symbol “SBEV”. The NYSE American has rules for continued listing, including, without limitation, minimum market capitalization and other requirements. Failure to maintain our listing (i.e., being de-listed from the NYSE American), would make it more difficult for shareholders to sell our common stock and more difficult to obtain accurate price quotations on our common stock. This could have an adverse effect on the price of common stock. The ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing the Company may need in the future, may also be materially and adversely affected if common stock is not traded on a national securities exchange.

As of September 30, 2023, we have a negative stockholders’ equity. If we are unable to raise additional capital, or otherwise become unable to satisfy our obligations as they become due, we may become insolvent and face the risk of bankruptcy.

Since our inception and throughout most of our history, we have incurred net losses, including but not limited to, a net loss of $16,897,065 incurred in Fiscal 2022. As of December 31, 2022, we also reported positive stockholders’ equity of $9,322,134 and a gross loss of $$112,331,027. However, as of September 30, 2023, our current shareholders’ equity is ($657,830). We incur substantial expenditures related to manufacturing products in the United States, sales and marketing, general and administrative and research and development purposes. Our ability to achieve profitability in the future will primarily depend on our ability to increase sales of our products. Stockholders’ equity improvement will also be dependent on our ability to increase sales which will increase the value of our assets and decrease our liabilities. Future profitability is dependent on our ability to reduce manufacturing costs. However, some manufacturing costs are fixed and cannot be reduced.

Upon the occurrence of a breach relating to our outstanding notes, the lender may seek to remedy.

We may have breached terms on certain of our outstanding loans by violating certain covenants. Although we have not been informed by any of our lenders that we are in default, such lenders could do so, and at such time the lenders may seek to remedy. It is possible that the occurrence of such an event could place us in breach of other outstanding agreements as well. At this time we are current on all of our outstanding payments with respect to all of our outstanding agreements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the nine months ended September 30, 2023, the Company issued 1,150,000 shares in connection with convertible instruments. On May 10, 2023, the Company received $800,000 for the sale of convertible notes with 12.0% interest and eighteen-month term to four individual investors totaling 800,000 shares with an exercise price of $1.00 per share, the notes included 400,000 warrants with an exercise price of $0.25 per warrant. On June 28, 2023, the Company received $350,000 for the sale of convertible notes with 12.0% interest and eighteen-month term to two individual investors totaling 350,000 shares with an exercise price of $1.00 per share, the notes included 175,000 warrants with an exercise price of $0.25 per warrant. On August 10, 2023, the Company received $1,100,000 for the sale of a convertible note. The note has a twelve -month term, is non-interest bearing and is convertible into shares of common stock of the Company at $1.00 per share, the note includes 500 shares for every $1,000 purchased in the note. These notes were issued to fund acquisitions, equipment purchases and working capital.

In the three months and nine months ended September 30, 2023, the Company issued 99,999 and 316,665 shares of common stock to consultants in exchange for services and recognized non-cash compensation on our Condensed Consolidated Statement of Operation in the amount of $289,998.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibits	Description
4.1	Form of Warrant (Previously filed as exhibit 4.1 to the Company’s Current Report on Form 8-K with the SEC on August 16, 2023)
4.2	Form of Warrant (Previously filed as exhibit 4.1 to the Company’s Current Report on Form 8-K with the SEC on October 5, 2023)
10.1	Form of the SPA (Previously filed as exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on August 16, 2023)
10.2	Form of Investor Note (Previously filed as exhibit 10.2 to the Company’s Current Report on Form 8-K with the SEC on August 16, 2023)
10.3	Form of Second Investor Note (Previously filed as exhibit 10.3 to the Company’s Current Report on Form 8-K with the SEC on August 16, 2023)
10.4	Amendment dated August 10, 2023 (Previously filed as exhibit 10.4 to the Company’s Current Report on Form 8-K with the SEC on August 16, 2023)
10.5	Form of the Purchase Agreement (Previously filed as exhibit 10.5 to the Company’s Current Report on Form 8-K with the SEC on August 16, 2023)
10.6	Form of the Purchase Agreement (Previously filed as exhibit 10.1 to the Company’s Current Report on Form 8-K with the SEC on October 5, 2023)
10.7	Form of the Note (Previously filed as exhibit 10.2 to the Company’s Current Report on Form 8-K with the SEC on October 5, 2023)
10.8	Form of Registration Rights Agreement (Previously filed as exhibit 10.3 to the Company’s Current Report on Form 8-K with the SEC on August 16, 2023)
31.1	Certification of CEO and Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically**
32.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically**
101	XBRL Exhibits
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPLASH BEVERAGE GROUP, INC.

Date: November 14, 2023	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Fatima Dhalla
Fatima Dhalla, Interim CFO
(Principal Accounting Officer and Principal Financial Officer)