Form 10-K
period 2023-12-31
SPLASH BEVERAGE GROUP, INC.
filed 2024-03-29
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second quarter was $40,216,244.

On March 29, 2024, there were 45,129,687 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

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

Item 1. Business.

Company Overview

Splash is a portfolio company managing multiple brands across several growth segments within the consumer beverage industry. Splash has built organizational capabilities and an infrastructure enabling it to incubate and/or acquire brands with the intention of efficiently accelerating them to higher volume and sales revenue. The management team has proven capabilities in building consumer franchises and marketing and distributing multiple brands of beverages within the non-alcoholic and alcoholic segments. Manufacturing is typically outsourced to third party co-packers and distillers, or in select cases for a brand such as Copa DI Vino® wines, performed within our own facility in Oregon.

We believe the distribution landscape in the beverage industry is changing rapidly as tech-enabled e-commerce business models are thriving. Direct to consumer, office or home solutions are projected to continue to gain traction in the future. Recognizing this opportunity Splash continues to shape its operating model to be vertically integrated with our e-commerce platform, Qplash, which purchases local and regional brands for developing a direct line of sales to boutique retail stores and consumers.

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

In December 2020, Splash Beverage Group Inc. purchased the key assets of the Copa DI Vino® single serve wine company. The operations and IP for Copa DI Vino® are wholly owned by Splash and incorporated in the state of Nevada under the name Copa DI Vino® Wine Group Inc.

In addition, Splash has a joint venture with SALT Naturally Flavored Tequila and Pulpoloco sangria that comes in a biodegradable can.

The Company’s leadership understands the importance of infusing beverage brands with strong popular culture and lifestyle elements that drive trial, belief and, most importantly, repeat purchases.

Our management team led by Robert Nistico has over 28 years of experience in all levels of the three-tier distribution system used in the beverage industry working with brands such as Red Bull and companies such as Gallo Winery and Republic National Distributing Company (RNDC Texas). Our President & CMO, Bill Meissner, has led major beverage brands including Sparkling Ice, Fuze, Sweet Leaf Tea and Jones Soda. Our CFO, Stacy McLaughlin, has over 15 years of experience in public company accounting and finance, with an emphasis on reporting, fundraising and mergers and acquisitions. Our Senior Vice President of Sales, James Allred, has over 25 years’ experience in the beverage industry, predominately with Anheuser-Busch.

Our Strategy

Our strategy is to combine the traditional approach of manufacturing, distributing, and marketing of beverages, with early-stage brands that have a reasonable level of pre-existing brand awareness and market presence, or have attributes that we believe to be purely innovative. We believe this allows us to break through the clutter of numerous brand introductions and dilute risk. We apply this philosophy regardless of whether the brand is 100% owned or a joint venture.

For acquisition or joint venture consideration, we prefer to work with brands that already have one or more of the following in place:

●	Some level of preexisting brand awareness.

●	Regional presence that can be expanded.

●	Licensing an existing brand name (TapouT for example).

●	Add to an underdeveloped and/or growing category capitalizing on consumer trends.

●	Innovation to an existing attractive category (such as flavored tequila).

●	A near term clear path to profitability.

We believe this platform model provides us with two paths to success: one, developing our wholly owned core brands and two, the ability to tap into high growth, early-stage brands ready to scale. This platform allows us to limit risk, and significantly reduce development expenses while simultaneously increasing efficiencies for all brands in our portfolio.

Our management team has over 120 years of combined experience in the beverage industry, including decades of successful brand introductions by our management team (Gallo, Red Bull, Bacardi, Diageo, Sparkling Ice, Coca-Cola, FUZE Beverage, NOS Energy, PepsiCo, SoBe Beverages, AB InBev, Muscle Milk, Marley Beverages), we believe our ability to break through the distribution and retail bottlenecks makes us an attractive joint venture partner to many new brand owners.

Splash has the ability to fully own a brand or be flexible to engage in business ventures structured with a revenue split, or an equity position.

The benefit to Splash in these shared brand ownerships is the ability to avoid the development costs for new products. This model spreads our risk over several brands, contributes to our economies of scale, improves our relationship with distributors and reduces the overall cost of infrastructure.

The Company also believes the distribution landscape in the beverage category is changing rapidly. Tech-enabled business models are thriving and direct to consumer, office and home solutions are projected to continue to gain traction as beverage alcohol regulations evolve. A core strategy for us is to optimize the early success we’re seeing with the Qplash online platform, our consumer-packaged goods retail division and our first entry point into the growing e-commerce channel.

Products

We currently produce, distribute and market SALT Naturally Flavored Tequila (“SALT”), a 100% agave 80 proof line of flavored tequilas, “TapouT Performance,” a line of performance beverages that complete in the hydration and energy categories, Copa DI Vino® single serve wine by the glass, and also import Pulpoloco Sangria in 3 flavors.

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

SALT is currently being distributed by various Anheuser-Busch & Miller-Coors distributorships, and other distributors in multiple U.S. states. Additionally, SALT is for sale in Mexico. SALT has also launched in Guatemala and Japan and efforts continue to grow the brand’s international presence.

SALT is a business venture between the Company and SALT USA, LLC. All aspects of manufacturing, logistics, distribution and marketing are our responsibility.

TapouT Performance Isotonic Sports Drinks

We produce, market, sell and distribute the following sports beverages under the brand name TapouT:

●	TapouT Performance

●	TapouT Energy

TapouT Performance Beverages are a line of unique advanced performance beverages containing ingredients known for various functional benefits including, focus, cognition, energy, recuperative and cell regeneration which promotes better absorption of nutrients, increase hydration and cellular recovery. They are exclusively formulated with GRAS (FDA Designation “Generally Regarded as Safe”) ingredients versus controversial ingredients often used in many competitive products. TapouT Performance Beverages are all natural with highly innovative proprietary blends designed to enhance physical and or mental performance.

TapouT, formally associated with the UFC and mixed martial arts has been producing branded clothing and light exercise equipment for over 23 years and has a high level of aided and unaided brand awareness.

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

We pay a 6% royalty of net sales or a guaranteed minimum annual royalty of $660,000, whichever is greater. The License Agreement will expire on December 31, 2025, with a renewal option through December 31, 2028 at which time it will be reviewed and renegotiated if necessary.

We have the right to use the TapouT brand to market, advertise and promote for sale our TapouT beverages and branded products. As part of the alliance, Splash commits to investing 2% of sales in marketing to the TapouT Performance Brand. TapouT provides marketing collateral for advertising and promotion and has influential relationships with select celebrities and athletic talent. TapouT agrees to use reasonable efforts to request its retained celebrities and/or athletes be present at autograph signings, tradeshows and other similar events.

Copa DI Vino® Wine Group, Inc. (CdV) and Related Financing

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

Copa DI Vino® Wine Group, Inc.

Copa DI Vino® is the leading producer of premium wine by the glass in the United States. The Copa DI Vino® product line is highly innovative as a ready to drink wine glass capable of going anywhere without the need for a bottle, corkscrew or glass. The company also has a growing keg wine business for on-premises restaurants and bars.

Through our acquisition of Copa DI Vino® Corporation, we are now able to offer nine varietals of wine: Pinot Grigio, Riesling, Merlot, Chardonnay, White Zinfandel, Moscato, Red Blend, Sauvignon Blanc and Cabernet Sauvignon. In addition to its wine varietals, Copa DI Vino® also procures Pulpoloco, a sangria which is encased in an eco-friendly fiber based can from Spain. The rights to utilize this packaging for multiple categories were conveyed to SBG in conjunction with the distribution rights.

E-commerce

“Qplash” is a wholly owned division of Splash. It is our first entry point into the growing e-commerce channel. The division sells beverages online through www.qplash.com, and third-party storefronts such as Amazon.com. Inside of the division, there are two primary customer groups: business to business retailers, which in turn offer the products to their customers, and business to consumer, selling direct to end users. The business-to-business program allows businesses to control inventory, order with payment terms, and offer the convenience of delivery directly to each store.

 Currently Qplash offers over 1,500 listings and has warehouses that ship from both California and Pennsylvania.

Our Competitive Strengths

We believe the following competitive strengths contribute to the Company’s success and differentiate us from our competitors:

●	An established distribution network through global sales channels;

●	A hybrid distribution model that leverages multiple routes to market, including national chains, independent local markets, regional chains, and specialty food and C-Stores

●	Long-term relationships with retailers and the establishment of chains;

●	Premium customer service;

●	Dynamic and sustainable product offerings of natural quality and freshness with health benefits;

●	A highly experienced management team;

●	Strategically selected, dedicated sales professionals;

●	Qplash, our e-commerce platform, which provides us an integrated distribution platform for our non-alcoholic brands;

●	Ability to execute and distribute across many geographies on behalf of our licensed brand portfolio;

●	Strong brand awareness through partnerships and acquisitions of brands with pre-existing brand awareness, or viewed as truly innovative; and

●	Celebrity and professional athlete endorsement of our brands.

Manufacturing and Co-packing

We are responsible for the manufacturing of Copa DI Vino®, TapouT Performance and SALT. The Copa DI Vino® product line is bottled at our manufacturing facility in The Dalles, Oregon. Pulpoloco is imported from Spain as a finished product.

Although we are responsible for manufacturing TapouT Performance and SALT, we do not directly manufacture these products, but instead outsource such manufacturing to third party bottlers and contract packers and distillers.

Our TapouT Performance and SALT products are manufactured in the United States and Mexico, respectively under separate arrangements with each party. Our co-packaging arrangements are terminable upon request and do not obligate us to produce any minimum quantities of products within specified periods.

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

Distribution

For our beverage-alcohol products, we operate within what is referred to as a “Three Tier Distribution System” where manufacturers are not permitted to sell directly to retailers, but instead contract for local and regional distribution with independent distributors. These distributors typically have geographic rights to distribute major beverage brands and call on every store in a given area such as major cities or regions. Our management team has extensive experience working within this channel and believes that we will be successful in building a strong network of these distributors.

In addition to working with these independent distributors, we also have distribution arrangements with national retail accounts to distribute some of our products directly through their warehouse operations. Most notably, SBG executed a distribution agreement with AB-InBev, for distribution with their own operations, AB ONE. This provides SBG very effective distribution capabilities.

Intellectual Property

During the fiscal year ended December 31, 2023, we were granted a trademark for Copa DI Vino®. The United States Patent and Trademark Office issued the trademark on March 12, 2024, providing our company exclusive rights to use the trademark in connection with the product categories specified in this Form 10-K.

Employees

 We have 32 full-time employees, including non-officer employees and our executive officers. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

Listing on the NYSE American

Our common stock and warrants are listed on the NYSE American exchange under the ticker symbols “SBEV” and “SBEV WT,” respectively.

Recent Developments

In January 2024, the Company entered into a convertible note with an individual in the amount of $250,000. The note has an eighteen-month term, accrues interest at 12% and is convertible into shares of common stock of the Company at $0.50 per share, which also includes 200% warrants at $0.25

In January 2024, the Company entered into a commercial loan in the amount of $500,000. The total cost of the loan is $250,000 and is paid in weekly increments of 6.97% of the current receivable balance.

In February 2024, the Company entered into a convertible note with an individual in the amount of $150,000. The note has an eighteen-month term, accrues interest at 12% and is convertible into shares of common stock of the Company at $0.40 per share, which also includes 250% warrants at $0.25.

In March 2024, the Company received a $109,000 cash advance from our chief executive officer, resulting in a related party payable. This note bears 0% interest.

Corporate Information

Splash was originally incorporated in the State of Nevada under the name TapouT Beverages, Inc. for the purpose of acquiring the rights under a license agreement with TapouT, LLC (Authentic Brands Group) for the right to use the TapouT brand in connection with manufacturing and selling certain beverages.

Splash executed a reverse merger with a fully reporting, public entity called Canfield Medical Supply, Inc. and became a wholly-owned subsidiary of Canfield Medical Supply Inc. on March 31, 2020. At the time of the merger Canfield’s state of incorporation was Colorado. At the time of the merger Canfield’s common stock was quoted on the OTCQB.

On July 31, 2021, we changed our name from Canfield Medical Supply, Inc. to Splash Beverage Group, Inc.

On June 11, 2021, our common stock and warrants to purchase common stock began trading on the NYSE American under the symbols “SBEV” and SBEV WT,” respectively.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the U.S. Securities Exchange Commission (the “SEC”). These filings are available to the public through the SEC’s website at http://www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included unless otherwise specified, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to our Business

Our auditors have included an explanatory paragraph in their opinion regarding our ability to continue as a going concern. If we are unable to continue as a going concern, our securities will have little or no value.

Rose, Snyder & Jacobs LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2023, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2023, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern.

We have sustained recurring losses and we have had working capital and stockholders’ equity deficits. These prior losses and expected future losses have had,

and will continue to have, an adverse effect on our financial condition. In addition, continued operations and our ability to continue as a going concern may be dependent on our ability to obtain additional financing in the near future and thereafter, and there are no assurances that such financing will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through sales of our products, financing or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our shareholders would likely lose most or all of their investment in us.

Management recognizes that it may be required to obtain additional resources via issuances of indebtedness or equity to successfully execute its business plans. No assurances can be given that management will be successful in raising additional capital, if needed, or on acceptable terms. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

We have experienced recurring losses from operations and negative cash flows from operating activities and anticipate that we will continue to incur significant operating losses in the future.

We have experienced recurring losses from operations and negative cash flows from operating activities. We expect to continue to incur significant expenses related to our ongoing operations and generate operating losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures, our ability to execute on our acquisition strategy and our ability to generate revenues. We incurred a net loss of $21.0 million for the year ended December 31, 2023. Our accumulated deficit increased to $133.3 million as of December 31, 2023, compared to the prior year’s deficit of $112.3 million.

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

In order to be successful, we believe that we must, among other things:

●	increase the sales volume and gross margins for our products and those that we will acquire;

●	maintain efficiencies in operations;

●	manage our operating expenses to sufficiently support operating activities;

●	maintain fixed costs at or near current levels; and

●	avoid significant increases in variable costs relating to production, marketing and distribution.

We may not be able to meet these objectives, which could have a material adverse effect on our results of operations. We have incurred significant operating expenses in the past and may do so again in the future and, as a result, will need to increase revenues in order to improve our results of operations. Our ability to increase sales will depend primarily on success in expanding our current markets, improving our distribution base, entering into Direct-To-Retail (DTR) arrangements with national accounts, and introducing new brands, products or product extensions to the market. Our ability to successfully enter new distribution areas and obtain national accounts will, in turn, depend on various factors, many of which are beyond our control, including, but not limited to, the continued demand for our brands and products in target markets, the ability to price our products at competitive levels, available positions within the retailer’s planograms, the ability to establish and maintain relationships with distributors in each geographic area of distribution and the ability in the future to create, develop and successfully introduce one or more new brands, products, and product extensions.

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

Additionally, failure to introduce new brands, products or product extensions into the marketplace as current ones mature and to meet the changing preferences of consumers could prevent us from gaining market share and achieving long-term profitability. Product lifecycles can vary and consumer preferences and loyalties change over time. Although we try to anticipate these shifts and innovate new products to introduce to our consumers, we may not succeed. Consumer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by negative publicity associated with these issues. If we do not adequately anticipate or adjust to respond to these and other changes in consumer preferences, we may not be able to maintain and grow our brand image and our sales may be adversely affected.

 Volatility in the price or availability of the inputs we depend on, including raw materials, packaging, energy and labor, could adversely impact our financial results.

The principal raw materials we use include glass bottles, aluminum cans, PET, fiber-board, labels and cardboard cartons, flavorings and sweeteners. These component and ingredient costs are subject to fluctuation. If there were to be substantial increases in the prices of our ingredients, raw materials and packaging materials, to the extent that they cannot be recouped through increases in the prices of finished beverage products, would increase our operating costs and could reduce our profitability. If our supply of these raw materials is impaired or if prices increase significantly, it could affect the affordability of our products and reduce sales.

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

Our business is dependent upon awareness and market acceptance of our products and brands by our target markets. In addition, our business depends on acceptance by our independent distributors and retailers of our brands as beverage brands that have the potential to provide incremental sales growth. If we are not successful in the revitalization and growth of our brand and product offerings, we may not achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. Any failure of our brand to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

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

The beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by our distributors, all of whom also distribute other beverage brands. Our products compete with all non-alcoholic and alcoholic beverages, most of which are marketed by companies with substantially greater financial resources than ours. Some of these competitors are placing severe pressure on independent distributors not to carry competitive brands such as ours. We also compete with regional beverage producers and “private label” brands.

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

Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. Most of our distributors, retailers and brokers sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their businesses. The success of this network will depend on the performance of the distributors, retailers and brokers of this network. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our products in localities that may not be receptive to our product. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other beverage companies, some of which may have greater resources than we do. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our sales and results of operations could be adversely affected. Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sales activities.

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

We do not manufacture SALT Tequila, Pulpoloco Sangria or TapouT performance drinks but instead outsource the manufacturing process to third-party bottlers and independent contract manufacturers (co-packers). We do not own the plants or the majority of the equipment required to manufacture and package these brands. Our ability to maintain effective relationships with contract manufacturers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the success of our operations within each distribution area. We may not be able to maintain our relationships with current contract manufacturers or establish satisfactory relationships with new or replacement contract manufacturers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract manufacturers for a distribution area could increase our manufacturing costs and thereby materially reduce gross profits from the sale of our products in that area. Poor relations with any of our contract manufacturers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition. In addition, our agreements with our contract manufacturers are terminable at any time, and any such termination could disrupt our ability to deliver products to our customers.

The volatility of energy and increased regulations may have an adverse impact on our gross margin.

Over the past few years, volatility in the global oil markets has resulted in variable fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. If fuel prices increase, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials. It is hard to predict what will happen in the fuel markets in 2024 and beyond. Due to the price sensitivity of our products, we may not always be able to pass such increases on to our customers.

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

We currently purchase our flavor concentrate from various flavor concentrate suppliers, and continually develop other sources of flavor concentrate for each of our products. Generally, flavor suppliers hold the proprietary rights to their flavor-specific ingredients. Although we have the exclusive rights to flavor concentrates developed with our current flavor concentrate suppliers, and while we have the rights to the ingredients for our products, we do not have the list of ingredients for our flavor extracts and concentrates. Consequently, we may be unable to obtain these exact flavors or concentrates from alternative suppliers on short notice. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

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

Under United States Generally Accepted Accounting Principles (“U.S. GAAP”), we are required to review our intangible assets for impairment at least annually or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances indicating that the carrying value of our intangible assets may not be recoverable include, declining or slower than anticipated growth rates for certain of our existing products, a decline in stock price and market capitalization, and slower growth rates in our industry.

We may be required in the future to record a significant charge to earnings during the period in which we determine that our intangible assets have been impaired. Any such charge would adversely impact our results of operations. As of December 31, 2023, our intangible assets totaled approximately $4.71 million.

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

We are dependent on a distiller in Mexico to provide us with our finished SALT tequila product. Failure to obtain satisfactory performance from them or a loss of their services could cause us to lose sales, incur additional costs, and lose credibility in the marketplace.

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

We face substantial competition in the alcoholic and non-alcoholic beverage industry, and we may not be able to effectively compete.

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

Our business operations may be adversely affected by social, political and economic conditions affecting market risks and the demand for and pricing of our products. These risks include:

●	Unfavorable economic conditions and related low consumer confidence, high unemployment, weak credit or capital markets, sovereign debt defaults, sequestrations, austerity measures, higher interest rates, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations;

●	Changes in laws, regulations, or policies – especially those that affect the production, importation, marketing, sale, or consumption of our beverage alcohol products;

●	Tax rate changes (including excise, sales, tariffs, duties, corporate, individual income, dividends, capital gains), or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur;

●	Dependence upon the continued growth of brand names;

●	Changes in consumer preferences, consumption, or purchase patterns – particularly away from tequila, and our ability to anticipate and react to them; bar, restaurant, travel, or other on-premise declines;

●	Unfavorable consumer reaction to our products, package changes, product reformulations, or other product innovation;

●	Decline in the social acceptability of beverage alcohol products in our markets;

●	Production facility or supply chain disruption;

●	Imprecision in supply/demand forecasting;

●	Higher costs, lower quality, or unavailability of energy, input materials, labor, or finished goods;

●	Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher implementation related or fixed costs;

●	Inventory fluctuations in our products by distributors, wholesalers, or retailers; Competitors’ consolidation or other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets;

●	Insufficient protection of our intellectual property rights;

●	Product recalls or other product liability claims; product counterfeiting, tampering, or product quality issues;

●	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices);

●	Failure or breach of key information technology systems;

●	Negative publicity related to our company, brands, marketing, personnel, operations, business performance or prospects; and

●	Business disruption, decline, or costs related to organizational changes, reductions in workforce, or other cost-cutting measures, or our failure to attract or retain key executive or employee talent.

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

An investment in our common stock is speculative and there is no assurance that investors will obtain any return on their investment. Investors will be subject to substantial risks involved in an investment in the Company, including the risk of losing their entire investment.

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

As of December 31, 2023, our ten (10) largest shareholders own or controlled approximately 21.2% of our outstanding common stock. If those stockholders act together, they would have the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. These stockholders may make decisions that are adverse to your interests.

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

On October 6, 2023, the NYSE American notified the Company that we were not in compliance with Section 1003(a)(i) of the continued listing standards set forth in the NYSE American Company Guide (the “Company Guide”), requiring a listed company to have stockholders’ equity of (i) at least $2.0 million if it has reported losses from continuing operations or net losses in two of its three most recent fiscal years. The notice had no immediate impact on the listing of our common stock, subject to our compliance with the other continued listing requirements. In accordance with applicable NYSE American procedures, we submitted a plan of compliance (the “Plan”) advising of the definitive action(s) the Company has taken, is taking, or would take, that would bring us into compliance with the continued listing standards within the 18 months of receipt of the notice. The NYSE American reviewed and accepted the Plan as a reasonable demonstration of an ability to conform to the relevant standards in the 18-month period. On December 20, 2023, we received a notification (the “Plan Letter”), with NYSE American acceptance of the proposed plan and further deficiency notice. In the Plan Letter the NYSE American indicated that in addition to Section 1003(a)(i), the Company was also not in compliance with Section 1003(a)(ii) of the Company Guide, requiring a listed company to have stockholders’ equity of at least $4.0 million if it has reported losses from continuing operations or net losses in three of its four most recent fiscal years.

Our common stock will continue to be listed and traded on the NYSE American during the 18-month period, subject to the Company’s compliance with the other continued listing standards of the NYSE American and continued periodic review by the NYSE American of the Company’s progress with respect to its Plan. There can be no assurance that the Company will be able to meet its goals set forth in the Plan. If we are unable to satisfy the NYSE American rules and listing standards, or are unable to make progress on our Plan, our securities could be subject to delisting.

If the NYSE American were to delist our securities from trading, we could face significant consequences, including, but not limited to, the following:

●	a limited availability for market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our common stock is a “penny stock,” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our common stock;

●	limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the President who reports to our Chief Executive Officer, to manage the risk assessment and mitigation process.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including the information technology team at the direction of our President. Our executive team including our Chief Executive Officer, and Chief Financial Officer are responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. This executive team is responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including our Chief Executive Officer, and Chief Financial Officer. In addition, the Company’s incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents including significant breaches to the Company’s networks or systems. The audit committee receives regular reports from the information technology team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also has access to various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

Item 2. Properties.

Splash’s physical offices are located at 1500 Cordova Rd; Fort Lauderdale, FL 33316 and 1491 2nd Street, Sarasota FL 34236 while our business office is located at 1314 East Las Olas Blvd, Suite 221, Fort Lauderdale, FL 33301. Copa’s office/manufacturing facility is located at 901 E. 2nd Street; The Dalles, OR 97058. Currently, the Company does not own any real property.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

 The Company’s Common Stock and tradeable warrants are publicly traded on the NYSE American under the symbol “SBEV” and “SBEV WS”.

Aggregate Number of Holders of Common Stock

As of March 29, 2024, there were 45,129,687 shares of Common Stock issued and outstanding. As of March 29, 2024, at our transfer agent owners totaled approximately 273 holders of record of our Common Stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

None.

Equity Compensation Plan Information

The information required by this item with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Annual Report on Form 10-K, and is incorporated herein by reference.

Purchases of Equity Securities by the Issuer.

There were no repurchases of our common stock during the year ended December 31, 2023.

Use of Proceeds

On June 7, 2021, our Registration Statement, as amended, and originally filed on Form S-1 (File No. 333-255091) was declared effective by the SEC for our initial public offering of 7,500,000 units, including 3,750,000 additional shares of common stock and 3,750,000 warrants to purchase shares of common stock, each at an offering price of $4.00 per share, for aggregate gross proceeds of approximately $15.0 million. After deducting underwriting discounts and commissions and other estimated offering expenses incurred by us of approximately $1.2 million, the net proceeds from the offering were approximately $13.8 million. Kingswood Capital Markets, a division of Benchmark Investments, LLC acted as sole book-running manager and the representative of the underwriters of the underwritten public offering. No offering costs were paid or are payable, directly, or indirectly, to our directors or officers, to persons owning 10% or more of any class of our equity securities, or to any of our affiliates. Our common stock and warrants are traded on Nasdaq under the symbols “SBEV” and “SBEV WS”, respectively.

There has been no material change in the expected use of the net proceeds from our underwritten public offering as described in our final prospectus filed with the SEC on June 14, 2021. Upon receipt, the net proceeds from our underwritten public offering were held in cash and cash equivalents. As of December 31, 2023, we have used approximately all of the net proceeds from the underwritten public offering, primarily on working capital and general corporate purposes.

Item 6. {Reserved}

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Audited Consolidated Financial Statements and Notes to Audited Consolidated Financial Statements filed herewith. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties, and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Annual Report, and other factors that we may not know.

Business Overview

Canfield Medical Supply, Inc. (“CMS”) a company’s whose common stock was quoted on the OTCQB entered into an Agreement and Plan of Merger with SBG Acquisition Inc. (“Merger Sub”), a Nevada Corporation wholly-owned by Canfield, and Splash Beverage Group, II Inc.. a Nevada corporation (“Splash”) pursuant to which Merger Sub merged with and into Splash (the “Merger”) with Splash as the surviving company and a wholly-owned subsidiary of Canfield. The Merger was consummated on March 31, 2020.

As the owners and management of Splash had voting and operating control of CMS following the Merger, the Merger transaction was accounted for as a reverse acquisition (that is with Splash as the acquiring entity), followed by a recapitalization.

On July 31, 2020, CMS changed its name to Splash Beverage Group, Inc. (“SBG”). On June 11, 2021, SBG’s common stock and warrant to purchase common stock began trading on the NYSE American under the symbols “SBEV” and SBEV WT,” respectively.

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

Results of Operations for the Year Ended December 31, 2023, compared to Year Ended December 31, 2022.

Revenue

Revenues for the year ended December 31, 2023 were $18.9 million compared to revenues of $18.1 million for the year ended December 31, 2022. The increase in sales was mainly due to an increase in our E-commerce segment of $0.4 million and an increase in our Splash Beverage Group segment of $0.3 million.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2023 were $13.3 million compared to cost of goods sold for the year ended December 31, 2022 of $12.2 million. The $1.1 million increase in cost of goods sold was due to our increased sales and inflation.

Operating Expenses

Operating expenses for the year ended December 31, 2023 were $20.9 million compared to $27.3 million for the year ended December 31, 2022. Non cash-operating expenses related to share issuance was $1.2 million as of December 31, 2023 compared to $7.4 million in December 31, 2022. The remaining operating expense decrease of $0.2 million was due to decreases in sales and marketing expense and other general and administrative expenses of $1.0 million, which were offset by an increase of $0.8 million in salary and wages.

Other Income/(Expense)

Other expense for the year ended December 31, 2023 were $5.7 million compared to $0.2 million for the year ended December 31, 2022. The other expense increase of $5.5 million is mainly driven by an increase in amortization of debt discount of $3.8 million and a $1.9 million increase in interest expense.

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

As of December 31, 2023, we had total cash of $379,978, as compared with $4,431,745 at December 31, 2022. The decrease was primarily due to expenses relating to operating the business.

Net cash used for continuing operating activities during the year ended December 31, 2023, was $10.2 million as compared to the net cash used by continuing operating activities for the year ended December 31, 2022, of $14.0 million. The primary reason for the change in net cash used was due to an increase of $3.8 million in amortization of debt and a decrease of $0.6 million in losses of the business, offset by a decrease of $16.5 million in working capital. Net cash used for discontinued operating activities during the year ended December 31, 2023, was $0 as compared to $0.03 million for the year ended December 31, 2022.

Net cash used for investing activities during the year ended December 31, 2023, was $0.01 as compared to the net cash used for investing activities during the year ended December 31, 2022, of $0.1 million. The net cash used in the year 2023 was for a capital expenditure for building improvements.

Net cash provided by financing activities during the year ended December 31, 2023, was $6.1 million compared to $14.4 million provided from financing activities for the year ended December 31, 2022. During the year ended December 31, 2023, we received $0 from the issuance of common stock compared to $11.4 million during the year ending December 31, 2022. We received $6.6 million and $4.0 million proceeds from the issuance of debt in years ending December 31, 2023 and 2022, respectively. In the year ending December 31, 2023, $0.2 million was received from a shareholder advance and a $0.4 million shareholder advance was repaid in the year ending December 31, 2022. Principal repayment of debt of $1.0 million and $0.6 million were made in years ending December 31, 2023 and 2022 respectively. In the year ending December 31, 2023 a cash advance from related party of $0.4 million was received.

In order to have sufficient cash to fund our operations, we will need to raise additional equity or debt capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We will be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuance of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to curtail or cease operations.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Revenue

The Company faces significant judgment in revenue recognition due to the complexities of the beverage industry’s competitive landscape and diverse distribution channels. Determining the timing of revenue recognition involves assessing factors such as control transfer, returns, allowances, trade promotions, and distributor sell-through data. Historical analysis, market trends assessment, and contractual term evaluations inform revenue recognition judgments. However, inherent uncertainties persist, underscoring the critical nature of revenue recognition as it significantly impacts financial statements and performance evaluation.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is established based on historical experience, current economic conditions, and specific customer collection issues. Management evaluates the collectability of accounts receivable on an ongoing basis and adjusts the allowance as necessary. Changes in economic conditions or customer creditworthiness could result in adjustments to the allowance for doubtful accounts, impacting our reported financial results.

Inventory Valuation

We value inventory at the lower of cost or net realizable value. Estimating the net realizable value of inventory involves significant judgment, particularly when market conditions change rapidly or when excess or obsolete inventory exists. Management regularly assesses inventory quantities on hand, future demand forecasts, and market conditions to determine whether write-downs to inventory are necessary.

Fair Value Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis. Fair value measurements involve significant judgment and estimation, particularly when observable inputs are limited or not available. Management utilizes valuation techniques such as discounted cash flow models, market comparables, and third-party appraisals to determine fair values.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Splash Beverage Group, Inc.
Fort Lauderdale, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Splash Beverage Group, Inc. (the “Company”) at December 31, 2022, and the related consolidated statements operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the December 31, 2022 audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Intangible Assets Impairment Assessments

As described in Note 2 to the consolidated financial statements, the Company has intangible assets of approximately $4.9 million at December 31, 2022. In most cases, no directly observable market inputs are available to measure the fair value to determine if the asset is impaired. Therefore, an estimate is derived indirectly and is based on valuation techniques utilizing undiscounted and discounted after-tax cash flows and discount rates. The estimates that management used in calculating the net present values depend on assumptions specific to the nature of the management service activities with regard to the amount and timing of projected future cashflows; long-term forecasts; actions of competitors (competing services), future tax and discount rates.

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

/s/ Daszkal Bolton LLP

Daszkal Bolton LLP

Fort Lauderdale, Florida

March 31, 2023

We served as the Company’s auditor from 2020 to March 2023.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Splash Beverage Group, Inc.

Fort Lauderdale, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Splash Beverage Group, Inc. at December 31, 2023, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit and a working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2023

Encino, CA

March 29, 2024

Splash Beverage Group, Inc.
Consolidated Balance Sheets
December 31, 2023 and December 31, 2022

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$379,978	$4,431,745
Accounts Receivable, net	890,631	1,812,110
Prepaid Expenses	220,320	348,036
Inventory	2,252,469	3,721,307
Other receivables	233,850	344,376
Total current assets	3,977,248	10,657,574

Non-current assets:
Deposit	49,446	49,290
Goodwill	256,823	256,823
Intangibles assets, net	4,459,309	4,851,377
Investment in Salt Tequila USA, LLC	250,000	250,000
Right of use assets	556,140	750,042
Property and equipment, net	349,802	489,597
Total non-current assets	5,921,520	6,647,129

Total assets	$9,898,768	$17,304,703

Liabilities and Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$4,444,286	$3,383,187
Right of use liability, current portion	262,860	268,749
Related party notes payable	380,000	—
Notes payable, net of discounts	7,748,518	1,080,257
Liability to issue shares	—	91,800
Shareholder advances	200,000	—
Accrued interest payable	1,714,646	141,591
Total current liabilities	14,750,310	4,965,584

Long-term Liabilities:
Notes payable, net of discounts	457,656	2,536,319
Right of use liability, net of current portion	296,128	480,666
Total long-term liabilities	753,784	3,016,985

Total liabilities	$15,504,094	$7,982,569

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par, 300,000,000 shares authorized, 44,330,099 and 41,085,520 shares issued and outstanding, at December 31, 2023 and December 31, 2022, respectively	44,330	41,086
Additional paid in capital	127,701,710	121,632,547
Accumulated Other Comprehensive Income	(16,583)	(20,472)
Accumulated deficit	(133,334,783)	(112,331,027)
Total stockholders’ equity	(5,605,326)	9,322,134

Total liabilities and stockholders’ equity	$9,898,768	$17,304,703

The accompanying notes are an integral part of these consolidated financial statements.

Splash Beverage Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2023 and December 31, 2022

	2023	2022
Net revenues	$18,850,152	$18,087,486
Cost of goods sold	(13,281,457)	(12,168,621)
Gross margin	5,568,695	5,918,865

Operating expenses:
Contracted services	1,402,572	1,505,788
Salary and wages	5,003,392	4,179,403
Non-cash share-based compensation	1,169,858	7,409,884
Other general and administrative	10,786,011	11,411,535
Sales and marketing	2,493,520	2,806,888
Total operating expenses	20,855,353	27,313,498

Loss from continuing operations	(15,286,658)	(21,394,633)

Other income/(expense):
Other Income/expense	(30,328)	—
Interest income	2,634	6,068
Interest expense	(1,856,777)	(251,497)
Amortization of debt discount	(3,832,628)	—
Total other expense	(5,717,099)	(245,429)

Provision for income taxes	—	—

Net (loss) from continuing operations, net of tax	(21,003,757)	(21,640,062)

Net (loss) income from discontinued operations, net of tax	—	(199,154)

Gain on discontinued operations	—	148,747

Net income (loss) from discontinued operations, net of tax	—	(50,407)

Net loss	$(21,003,757)	$(21,690,469)
Other comprehensive loss
Foreign currency translation gain (loss)	3,889	(20,472)

Total comprehensive loss	(20,999,868)	(21,710,941)

Loss per share - continuing operations
Basic and Diluted	(0.49)	(0.58)

Weighted average number of common shares outstanding - continuing operations
Basic and Diluted	42,449,631	37,389,990

Income (loss) per share - discontinued operations
Basic and Diluted	(0.00)	(0.00)

Weighted average number of common shares outstanding - discontinued operations
Basic and Diluted	42,449,631	37,389,990

The accompanying notes are an integral part of these consolidated financial statements.

Splash Beverage Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years ended December 31, 2023 and 2022

	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balances at December 31, 2021	33,596,232	33,596	99,480,188	—	(90,640,557)	8,873,227
Issuance of common stock on convertible instruments	377,796	378	1,514,533	—	—	1,514,911
Issuance of warrants for services	—	—	3,849,144	—		3,849,144
Issuance of warrants on convertible instruments	—	—	1,898,265	—	—	1,898,265
Issuance of common stock for services	2,215,363	2,215	3,466,722	—	—	3,468,937
Issuance of common stock and warrants for cash	4,896,129	4,896	11,423,695	—		11,428,591
Accumulated Comprehensive Income - Translation	—	—	—	(20,472)	—	(20,472)
Net loss				—	(21,690,469)	(21,690,469)
Balances at December 31, 2022	41,085,520	41,086	121,632,547	(20,472)	(112,331,026)	9,322,134

Note discount created from issuance of common stock and warrants on convertible instruments	2,275,000	2,275	4,585,975	—	—	4,588,250
Share based compensation	—	—	840,817	—	—	840,817
Conversion of notes payable to common stock	452,914	453	229,891	—	—	230,344
Issuance of common stock for services	516,665	516	412,481	—	—	412,997
Accumulated Comprehensive Income - Translation	—	—	—	3,889	—	3,889
Net loss	—	—	—	—	(21,003,757)	(21,003,757)
Balances at December 31, 2023	44,330,099	44,330	127,701,710	(16,583)	(133,334,783)	(5,605,326)

The accompanying notes are an integral part of these consolidated financial statements

Splash Beverage Group, Inc.
Consolidated Statements Cash Flows
For the Year Ended December 30, 2023 and 2022

	2023	2022

Net loss	$(21,003,757)	$(21,690,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	545,977	936,020
ROU assets, net	3,474	4,093
Amortization of debt discount	3,832,628	—
Gain from sale of discontinued operation	—	84,375
Non-cash share based compensation	1,169,858	7,318,081
Changes in working capital items:
Accounts receivable, net	921,479	(697,658)
Inventory, net	1,468,838	(1,797,828)
Prepaid expenses and other current assets	238,241	(43,294)
Deposits	(157)	281,596
Accounts payable and accrued expenses	1,061,101	1,594,300
Accrued Interest payable	1,573,055	(29,861)
Net cash used in operating activities - continuing operations	(10,189,263)	(14,040,644)

Net cash used in operating activities - discontinued operations	—	(32,774)

Cash Flows from Investing Activities:
Capital Expenditures	(14,113)	(102,698)

Net cash used in investing activities -– continuing operations	(14,113)	(102,698)

Net cash used in investing activities - discontinued operations	—	—

Cash Flows from Financing Activities:
Proceeds from issuance of Common stock	—	11,428,591
Cash advance (repayment) from shareholder	200,000	(390,500)
Related party cash advance	380,000	—
Proceeds from issuance of debt	6,610,681	4,045,420
Principal repayment of debt	(1,042,961)	(636,560)

Net cash provided by financing activities - continuing operations	6,147,720	14,446,951

Net cash provided by financing activities - discontinued operations	—	—

Net cash effect of exchange rate changes on cash	3,889	(20,472)

Net Change in Cash and Cash Equivalents	(4,051,767)	250,362

Cash and Cash Equivalents, beginning of year	4,431,745	4,181,383

Cash and Cash Equivalents, end of year	$379,978	$4,431,745

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$243,087	$204,594

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Convertible notes payable and accrued interest converted to common stock (377,796 shares)	$—	$1,514,911
Convertible notes payable and accrued interest converted to common stock (452,914 shares)	$230,000	$—

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

On December 24, 2020, SBG consummated an Asset Purchase Agreement (the “Copa APA”) with Copa DI Vino® Corporation (“CdV”), to purchase certain assets and assume certain liabilities that comprise the Copa DI Vino® business for a total purchase price of $5,980,000, payable in the combination of $2,000,000 in cash (“Cash Consideration”), $2,000,000 convertible promissory note (the “Convertible Note”) to Seller and a variable number of shares of the Company’s common stock based on a attainment of revenue hurdles. CdV is one of the leading producers of premium wine by the glass in the United States with its primary offices and facilities in The Dalles, Oregon.

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

Cash Equivalents and Concentration of Cash Balance

We consider all highly liquid securities with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at December 31, 2023 or December 31, 2022.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At December 31, 2023, the Company’s cash on deposit with financial institutions, at times, had not exceed federally insured limits of $250,000. The Company had approximately $3.8 million over the federally insured limits in 2022. Our cash in uninsured foreign bank accounts was $0 and $1,941 at December 31, 2023 and December 31, 2022, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are carried at their estimated collectible amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. We establish provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions. At December 31, 2023 and December 31, 2022, our accounts receivable amounts are reflected net of allowances of $183,089 and $13,683, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at December 31, 2023 and December 31, 2022 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. We establish provisions for excess or inventory near expiration based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. We manage inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $290,524 and $66,146 at December 31, 2023 and December 31, 2022, respectively.

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

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Depreciation expense totaled $153,908 and $182,886 for the years ended December 31, 2023 and 2022 respectively. Property and equipment consisted of the following:

	2023	2022
Auto	45,420	45,420
Machinery & equipment	1,160,578	1,108,870
Buildings & Tanks	233,323	282,988
Leasehold improvements	723,638	713,068
Computer Software	5,979	—
Office furniture & equipment	9,157	13,636
Total cost	2,178,095	2,163,983
Accumulated depreciation	(1,828,293)	(1,674,385)
Property, plant & equipment, net	349,802	489,597

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

The liabilities and indebtedness presented on the consolidated financial statements approximate fair values at December 31, 2023 and December 31, 2022, consistent with recent negotiations of notes payable and due to the short duration of maturities.

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

Other General and Administrative Expenses

Other General and Administrative expenses include Amazon selling fees, royalty cost for selling TapouT, cost of transportation from production site to other 3rd party warehouses or customers, insurance cost, consulting cost, legal and audit fees, investor relations expenses, travel & entertainment expenses, occupancy cost and other cost.

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

We measure stock-based awards at the grant-date fair value for employees, directors and consultants and recognize compensation expense on a straight-line basis over the vesting period of the award. Determining the appropriate fair value of stock-based awards requires the input of subjective assumptions, including the fair value of our common stock, and for stock options and warrants, the expected life of the option and warrant, and expected stock price volatility and exercise price. We used the Black-Scholes option pricing model to value its stock-based awards. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and management uses different assumptions, stock-based compensation expense could be materially different for future awards. The expected life of stock options/warrants were estimated using the “simplified method,” which calculates the expected term as the midpoint between the weighted average time to vesting and the contractual maturity, we have limited historical information to develop reasonable expectations about future exercise patterns. The simplified method is based on the average of the vesting tranches and the contractual life of each grant. For stock price volatility, we use comparable public companies as a basis for its expected volatility to calculate the fair value of award. The risk-free interest rate is based on U.S. Treasury notes with a term approximating the expected life of the award. The estimation of the number of awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, such amounts are recognized as an adjustment in the period in which estimates are revised.

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at December 31, 2023 and December 31, 2022. See not 13.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s convertible debt or preferred stock (if any), are not included in the computation if the effect would be anti-dilutive.

Weighted average number of shares outstanding excludes anti-dilutive common stock equivalents, including warrants to purchase shares of common stock and warrants granted by our Board that have not been exercised totaling 74,007,680.

Advertising

We conduct advertising for the promotion of our products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. We recorded advertising expense of $1,721,547 and $732,618 for the years ended December 30, 2023 and 2022, respectively.

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

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives, included in other intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	December 31, 2023
	Gross Amount	Accumulated Amortization	Amortization Period
Finite:			(in years)
Brands	$4,459,000	$891,803	15
Customer Relationships	957,000	191,400	15
License	360,000	233,488	11
Total Intangible Assets	$5,776,000	$1,316,691

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

At the time of acquisition, the Company estimates the fair value of the acquired identifiable intangible assets based upon the facts and circumstances related to the particular intangible asset. Inherent in such estimates are judgments and estimates of future revenue, profitability, cash flows and appropriate discount rates for any present value calculations. The Company preliminarily estimates the value of the acquired identifiable intangible assets and then finalizes the estimated fair values during the purchase allocation period, which does not extend beyond 12 months from the date of acquisition. The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $392,068 for fiscal years 2023 and 2022. Estimated amortization expense for acquired identifiable intangible assets for fiscal year 2024 and the succeeding years is as follows:

Future Intangible Asset Amortization Expense
Fiscal Year:
2024	$392,068
2025	392,068
2026	392,068
2027	392,068
2028	363,580
Thereafter	2,527,457
Total	$4,459,309

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

Foreign Currency Gain/Losses

Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. Gain or losses from these translation adjustments are included in the consolidated statement of operations and other comprehensive (loss) income as foreign currency translation gains or losses. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances, are included in Other Comprehensive Losses. The Company incurred a foreign currency translation net gain during the year ended December 31, 2023 of $3,889 and a foreign currency translation net loss during the year ended December 31, 2022 of $20,472.

Recent Accounting Pronouncements

Adoption of FASB ASU 2020-06

In August 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments and contracts by removing certain models that were previously required to be applied. The amendments are effective for the fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the impact this update will have on its consolidated financial Statements.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 3 – Liquidity, Capital Resources and Going Concern Considerations

During 2023, the Company received $6.6 million from the issuance of debt. This event served to mitigate the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern.

The Company’s consolidated financial statements have been prepared on the basis of US GAAP for a going concern, on the premise that the Company is able to meet its obligations as they come due in the normal course of business. The Company sustained a net loss of approximately $21.0 million and negative cash flows from operating activities of approximately $10.2 million for the year ended December 31, 2023. To date the Company has generated cash flows from issuances of equity and indebtedness.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of March 29, 2024, the Company has incurred significant losses from operations and has experienced negative cash flows from operating activities. Additionally, the Company’s current liabilities exceed its current assets, and it has a working capital deficit.

Management’s plans in regard to these matters include actions to sustain the Company’s operations, such as seeking additional funding to meet its obligations and implement its business plan. However, there is no assurance that the Company will be successful in implementing its plans or in raising additional funds. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, adjustments would be necessary to the carrying values of its assets and liabilities and the reported amounts of revenues and expenses could be materially affected.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, and Revenue Financing Arrangements

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	December 31, 2023	December 31, 2022
Notes Payable

In March 2014, the Company entered into a short-term loan agreement with an entity in the amount of $200,000. The note included warrants for 272,584 shares of common stock at $0.94 per share. The warrants expired unexercised on February 28, 2017. The loan and interest was paid off in February 2023	8%	—	200,000

In December 2020, the Company entered into a 56- month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% through November 2022 and 4.00% through September 2025 of the previous month’s revenue. Note is due September 2025. Note is guaranteed by a related party see note 6.	17%	371,693	1,044,445

In April 2021, the Company entered into various six-month loans with individuals totaling in the amount of $168,000. The loans had an original maturity of October 2021 with principal and interest due at maturity with conversion price of $3.30 per share. The loans were extended to March 31, 2024.	7%	168,000	168,000

In May 2021, the Company entered into various six-month loans with individuals totaling in the amount of $60,000. The loans had an original maturity of October 2021 with principal and interest due at maturity with conversion price of $3.30 per share. The loans were extended to March 31, 2024.	7%	60,000	60,000

In August 2022, we entered into a 56-months auto loan in the amount of $45,420.	2.35%	32,996	42,396

In December 2022, the Company entered into various eighteen-month loans with individuals totaling in the amount of $4,000,000. The notes included 100% warrant coverage. The loans mature in June 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	4,000,000	4,000,000

In February 2023, the Company entered into a twelve-month loan with an entity in the amount of $2,000,000. The convertible note included the issuance of 1,500,000 shares of common stock . The loan matures in February 2024 with conversion price of $0.85 per share and is non-interest bearing	—%	1,769,656	—

In May 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $800,000. The notes included 50% warrant coverage. The loans mature in November 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	800,000	—

In June 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $350,000. The notes included 50% warrant coverage. The loans mature in December 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	350,000	—

In July 2023, the Company entered into a twelve-month loan with an individual in the amount of $750,000. The note included 50% warrant coverage. The loan matures in July 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	750,000	—

In July 2023, the Company entered into a twelve-month loan with an individual in the amount of $100,000. The note included 50% warrant coverage. The loan matures in January 2025 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	100,000	—

In August 2023, the Company entered into a twelve-month loan with an individual in the amount of $300,000. The convertible note included the issuance of 150,000 shares of common stocks. The loan matures in August 2024 with principal and interest due at maturity with conversion price of $0.85 per share and is non-interest bearing.	—	300,000	—

In October 2023, the Company entered into a three-month loan with an individual in the amount of $500,000. The loan matures in January 2024 with principal and interest due at maturity. The loan was extended to March 2024.	10%	500,000	—

In October 2023, the Company entered into a loan with an individual in the amount of $196,725 The loan matures in March 2024. Note is guaranteed by a related party.	—	91,785	—

In October 2023, the Company entered into a loan with an individual in the amount of $130,000. The loan requires payment of 17% of daily Shopify sales.	—	88,431	—

In October 2023, the Company entered into a eighteen-month loan with individuals totaling in the amount of $1,250,000. The note included 100% warrant coverage. The loan matures in April 2025 with principal and interest due at maturity with conversion price of $1.00 per share	12%	1,250,000	—

In December 2023, we entered into a 2.5-month loan with an individual in the amount of $450,000. The loan had a maturity of March 2024 with principal and interest due at maturity.	10%	450,000	—

	Total notes payable	$11,082,561	$5,514,841

	Less notes discount	(2,876,387)	(1,898,265)

	Less current portion	(7,748,518)	(1,080,257)

	Long-term notes payable	$457,656	$2,536,319

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 4 – Notes Payable, Shareholder Notes Payable, and Revenue Financing Arrangements, continued

Interest expense on notes payable was $1,836,377 and $246,090 for the years ended December 31, 2023 and 2022, respectively. Accrued interest was $1,714,646 and $141,591 at December 31, 2023 and December 31, 2022, respectively. The Company’s effective interest rate was 60.17% for the year ended December 31, 2023.

As of December 31, 2023, the Company’s convertible note balances are convertible into 11,127,500 shares of common stock.

Notes discount of $2,876,387 and $1,898,265 for the year ending December 31, 2023 and 2022 respectively is related to the discounted warrants and common shares issued in connection with the notes.

	Interest Rate	December 31, 2023	December 31, 2022
Shareholder Notes Payable

In February 2023, we entered into a loan with an individual in the amount of $200,000. The annual interest rate is 12%	12%	200,000	—

	Less current portion	(200,000)	—

	Long-term notes payable	$—	$—

Interest expense on related party notes payable was $20,400 and $5,407 for the years ended December 31, 2023 and 2022, respectively.

Note 5 – Licensing Agreement and Royalty Payable

We have a licensing agreement with ABG TapouT, LLC (“TapouT”), providing us with licensing rights to the brand “TapouT” on (i) energy drinks, (ii) energy bars, (iii) coconut water, (iv) electrolyte gum/chews, (v) energy shakes, (vi) powdered drink mix, (viii) water (including enhanced water), (vii) energy shots, (viii) teas, and (ix) sports drinks sold in the North America (including US Territories and Military Bases), United Kingdom, Brazil, South Africa, Australia, Scandinavia, Peru, Colombia, Chile and Guatemala. Under the terms of the agreement, we are required to pay a 6% royalty on net sales, as defined. In 2023 and 2022, we are required to make monthly payments of $55,000 and $54,450, respectively.

There were no unpaid royalties at December 31, 2023 and 2022. We paid the guaranteed minimum royalty payments of $660,000 and $653,400 for the years ended December 31, 2023 and 2022, which is included in general and administrative expenses.

In connection with the Copa Asset Purchase Agreement, we acquired the license to certain patents from 1/4 Vin SARL (“1/4 Vin”) On February 16, 2018, the Copa DI Vino® entered into three separate license agreements with 1/4 Vin SARL, (1/4 Vin). 1/4 Vin has the right to license certain patents and patent applications relating to inventions, systems, and methods used in the Company’s manufacturing process. In exchange for notes payable, 1/4 Vin granted the Company a nonexclusive, royalty-bearing, non-assignable, nontransferable, terminable license which would continue until the subject equipment is no longer in service or the patents expire. Amortization is approximately $31,000 annually until the license agreement is fully amortized. The asset is being amortized over a 10-year useful life.

Note 6 – Stockholders’ Equity

Common Stock

During the twelve-months ended December 31, 2022, we issued 4,596,129 shares of common stock as part of the public offerings, 1,834,404 shares in exchange for services, 380,959 shares in connection with the purchase of Copa DI Vino®, 377,796 shares on conversion of convertible instruments, and 300,000 shares for cash.

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

Stock Plans

A summary of the Company’s stock option plan and changes during the year ended is as follows:

Plan Category	No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities
Equity compensation plan approved by board of directors	4,259,008	1.13	2,846,068

Total	4,259,008	1.13	2,846,068

In August 2020, the Board adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights, Performance Units and Performance Bonuses to consultants and eligible recipients.

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

At December 31, 2023 the number of shares authorized under the 2020 plan is 2,846,068.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 6 – Stockholders’ Equity, continued

The following is a summary of the Company’s stock option activity:

Options	December 31, 2023		December 31, 2022
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance - January 1, 2023*	1,151,000	$1.12	1,065,000	2.60

Granted	3,441,008	1.13	146,000	$2.31
Exercises	—	—	—	—
Cancelled	333,000	1.18	60,000	2.60

Balance – December 31, 2023	4,259,008	$1.13	1,151,000	$2.56

Exercisable – December 31, 2023	3,910,787	$1.12	732,746	$2.58

*	These prices are reflective of the price modification made on April 24, 2023.

In May 2022, we granted 146,000 options to purchase common stock to employees and consultants, these options vest between one and four years and were valued at $336,926 on the grant date. ..

In the three months ending June 30, 2023, the Company granted 3,376,008 options to employees and directors at weighted average strike price of $1.13, weighted average expected life of 6.0 years, weighted average volatility of 264.3%, weighted average risk-free rate of 3.6% and no dividend. On April 24, 2023, the Company modified the price of 4,134,008 options to $1.12 from a weighted average price of $2.56. The options have a weighted average expected life of 6.3 years, weighted average volatility of 266.7%, weighted average risk-free rate of 3.6% and no dividend. Following ASC Topic 718 the Company recognized an incremental expense from the modification of the option pricing resulting in an expense of $7,348 that was reflected in the quarter.

The Company determined the grant date fair value of the options granted using the Black Scholes Method using the following assumptions:

	December 31, 2023	December 31, 2022
Risk-free interest rates	0.84%	0.84%
Exercise price	$1.08 – 1.36	$2.60
Expected life	5 years	5 years
Expected volatility	160.0%	160.0%
Expected dividends	—	—

During the year ended December 31, 2023, the fair value of options granted amounted to $1,060,602. As of December 31, 2023, the intrinsic value of stock options outstanding and exercisable was $0. Stock compensation expense for the years ended December 31, 2023 and 2022 was $840,817 and $1,146,965, respectively.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 6 – Stockholders’ Equity, continued

At December 31, 2023, there was approximately $300,000 of unrecognized compensation costs related to stock options which will be recognized over the weighted average remaining years of 0.84.

The following is a summary of the Company’s Warrant activity

Warrants	December 31, 2023		December 31, 2022
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance – beginning of the year	14,343,896	$1.85	10,143,896	$2.51

Granted	2,250,000	0.58	4,200,000	0.25
Exercises	68,146	2.19	—	—
Cancelled	2,345,677	2.32	—	—

Balance - end of the year	14,180,073	$1.56	14,343,896	$1.85

The fair value of warrants recognized in the period has been estimated using the Black-Scholes option pricing model with the following assumptions.

	December 31, 2023	December 31, 2022
Risk-free interest rates	3.84%	3.99%
Exercise price	$0.55	$0.96
Expected life	5 years	5 years
Expected volatility	228.3%	228.3%
Expected dividends	—	—

Note 7 – Related Parties

During the normal course of business, we incurred expenses related to services provided by our CEO or Company expenses paid by our CEO, resulting in related party payables. In conjunction with the acquisition of Copa DI Vino®, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Loan and Security Agreement provided for a revenue-based credit facility of $1,578,237 (the “Gross Amount”) with the Lender (the “Credit Facility”). There was $371,693 outstanding and $989,702 accrued interest under this agreement as of December 31, 2023. Additionally, the Company is subject to $757,554 of penalties associated with this agreement as of December 31, 2023. The lender has agreed to waive the penalties in the event the Company repays the loan obligation in full prior to maturity. The Company intends to pay off the obligation prior to maturity.

On September 29, 2023, the Company also entered into a Purchase and Sales Future Receivables Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Knightsbridge Funding LLC (the “Lender”). The Loan and Security Agreement provided a loan of $165,000, with the gross and interest amount of $241,725 with the Lender (the “Credit Facility”). There was $99,185 outstanding under this agreement as of December 31, 2023.

There were related party advances from our chief executive officer in the amount of $0.4 million outstanding as of December 31, 2023 and a shareholder note payable outstanding in the amount of $200,000 as of December 31, 2023.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 8 – Investment in Salt Tequila USA, LLC

The Company has a marketing and distribution agreement with SALT in Mexico for the manufacturing of our Tequila product line.

The Company has a 22.5% percentage interest in SALT Tequila USA, LLC (“SALT”), and has the right to increase its ownership to 37.5%. This investment is accounted for at cost.

Note 9 – Lease

We have various operating lease agreements primarily related to real estate and office space. Our real estate leases represent a majority of our lease liability. Our lease payments are mainly fixed. Any variable lease payments, including utilities and common area maintenance are expensed during the period incurred. Variable lease costs were immaterial for the years ended December 31, 2023 and 2022. A majority of our real estate leases include options to extend the lease. We review all options to extend at the inception of the lease and account for these options when they are reasonably certain of being exercised.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on our consolidated statement of operations. Operating lease cost was $363,890 and $315,980 during the years ended December 31, 2023 and 2022, respectively.

The following table sets for the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet at December 31, 2023:

Undiscounted Future Minimum Lease Payments	Operating Lease

2024	$286,168
2025	287,193
2026	17,857
Total	591,218
Amount representing imputed interest	(32,230)
Total operating lease liability	558,988
Current portion of operating lease liability	(262,860)
Operating lease liability, non-current	$296,128

The table below presents information for lease costs related to our operating leases at December 31, 2023:

Operating lease cost:
Amortization of leased assets	$330,728
Interest of lease liabilities	33,162
Total operating lease cost	$363,890

The table below presents lease- related terms and discount rates at December 31, 2023:

Remaining term on leases	30 months
Incremented borrowing rate	5.0%

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 10 – Segment Reporting

We have two reportable operating segments: (1) the manufacture and distribution of non-alcoholic and alcoholic beverages, and (2) the retail sale of beverages and groceries online. These operating segments are managed separately and each segment’s major customers have different characteristics. Segment Reporting is evaluated by our chief operating decision maker, which continues to be our chief executive officer.

Revenue	For the Year Ended, December 31, 2023	For the Year Ended, December 31, 2022
Splash Beverage Group	$5,072,479	$4,759,586
E-Commerce	13,777,673	13,327,900

Total Revenues continuing operations	$18,850,152	$18,087,486

Total Revenues discontinuing operations	$—	$385,174

Contribution after Marketing expenses	2023	2022
Splash Beverage Group	$(1,749,163)	$(2,202,790)
E-Commerce	4,824,338	5,314,767

Total Contribution after Marketing expenses continuing operations	3,075,175	3,111,977

Contracted services	1,402,572	1,505,788
Salary and wages	5,003,392	4,179,403
Non-cash share-based compensation	1,169,858	7,409,884
Other general and administrative	10,786,011	11,411,535

Loss from continuing operations	$(15,286,658)	$(21,394,633)

Total Assets	December 31, 2023	December 31, 2022
Splash Beverage Group	$9,188,213	$14,723,553
E-Commerce	710,555	2,581,150

Total Assets	$9,898,768	$17,304,703

Splash Beverage Group revenue increased for the year ending December 31, 2023 versus December 31, 2022 by $0.3 million or 7% with the main contribution from the increase in revenue coming from TapouT and Pulpoloco. The contribution after marketing expenses increased by $0.04 million for the year ending December 31, 2023 versus December 31, 2022 due to increased sales partially offset by cost increases.

E-Commerce revenue increased for the year ending December 31, 2023 versus December 31, 2022 by $0.4 million driven by expanded territory coverage, new products being sold and increased cart size when customers checking out. Contribution after Marketing expenses declined by $0.4 million due to increase by cost.

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

Representative’s Warrants

On June 15, 2021, pursuant to the Underwriting Agreement, the Company issued Representative’s Warrants to purchase up to an aggregate of 150,000 shares of Common Stock. The Representative’s Warrants may be exercised beginning on December 10, 2021 until June 10, 2026. The initial exercise price of each Representative Warrant is $4.60 per share, which represents 115% of the Offering Price.

Note 13 – Tax Provision

The Company has evaluated the positive and negative evidence in assessing the realizability of its deferred tax assets. This assessment included the evaluation of scheduled reversals of deferred tax liabilities, estimates of projected future taxable income and tax planning strategies to determine which deferred tax assets are more likely than not to be realized in the future. Due to uncertainty about the Company’s ability to utilize its deferred tax assets, the Company has recorded a full valuation allowance against its deferred tax assets.

At December 31, 2023, the Company’s net operating loss carryforward for Federal income tax purposes was $108,922,763, which will be available to offset future taxable income. If not used, these carry forwards will begin to expire in 2032, except for the net operating losses generated January 1, 2018 and after, which amounted to $90,921,071, which can be carried forward indefinitely.

There was no income tax expense or benefit for the years ended December 31, 2023 and 2022 due to the full valuation allowance recorded.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 13 – Tax Provision, continued

The reconciliation of the income tax benefit is computed at the U.S. federal statutory rate as follows:

	2023	2022

Federal Statutory Tax Rate	21.00%	21.00%
Permanent Differences	(0.89)%	(3.80)%
Change in Valuation Allowance	(20.11)%	(17.20)%
Net deferred tax asset	—	—

The tax effects of temporary differences which give rise to the significant portions of deferred tax assets or liabilities at December 31 are as follows:

	2023	2022
Deferred Tax Assets:
Net Operating Losses	$27,606,474	$22,758,336
Deferred Rent	—	380
Accrued Interest/Interest Expense Limitation	1,518,618	1,263,639
Total deferred tax assets	29,125,092	24,022,355

Deferred Tax Liabilities:
Depreciation	(120,502)	(93,476)
Total deferred tax liabilities	(120,502)	(93,476)

Less: Valuation allowance	(29,004,590)	(23,928,879)
Total Net Deferred Tax Assets	$—	$—

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The open tax years subject to examination with respect to the Company’s operations are 2015 through 2023.

Note 14 – Subsequent Events

In January 2024, the Company entered into a convertible note with an individual in the amount of $250,000. The note has an eighteen-month term, accrues interest at 12% and is convertible into shares of common stock of the Company at $0.50 per share, which also includes 200% warrants at $0.25

In January 2024, the Company entered into a commercial loan in the amount of $500,000. The total cost of the loan is $250,000 and is paid in weekly increments of 6.97% of the current receivable balance.

In February 2024, the Company entered into a convertible note with an individual in the amount of $150,000. The note has an eighteen-month term, accrues interest at 12% and is convertible into shares of common stock of the Company at $0.40 per share, which also includes 250% warrants at $0.25.

In March 2024, the Company received a $109,000 cash advance from our chief executive officer, resulting in a related party payable. This note bears 0% interest.

We have notes that expire in 2024 that we plan to extend or payoff.

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

As required by Exchange Act Rule 13a-15, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer concluded that due to our limited resources our disclosure controls and procedures are not effective in providing material information required to be included in our periodic SEC filings on a timely basis and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting discussed below Following the 2022 evaluation by management of the effectiveness of the design and operation of our disclosure controls and procedures we implemented new controls and process in 2023.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. Based on that assessment, our management has determined that as of December 31, 2023, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees. Management has determined that this control deficiency constitutes a material weakness which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Item 9B. Other Information.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth our executive officers and directors, their ages and position(s) with the Company.

Name	Age	Position

Robert Nistico	60	Chief Executive Officer and Director

Stacy McLaughlin	42	Chief Financial Officer

William Meissner	57	President, Chief Marketing Officer

Justin Yorke	57	Director

John Paglia	56	Director

Bill Caple	65	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually by the Board of Directors (the “Board”) and serve at the discretion of the Board.

Robert Nistico, age 60, on March 31, 2020 became the Chief Executive Officer and a member of the Board of the Company. Since 2012, Mr. Nistico has served as the Chief Executive Officer and a member of the Board of Splash Beverage Group, Inc., prior to the Company’s acquisition by CMS. Mr. Nistico also served as the president of Viva Beverages, LLC from 2009 to 2011. Mr. Nistico was the fifth employee at Red Bull North America, Inc. where he worked from 1996 to 2007 and served as Vice President of Field Marketing and Sr. Vice President/General Manager. Mr. Nistico was instrumental in building the Red Bull brand in North and Central America and the Caribbean from no revenues to $1.45 billion in annual revenues. Earlier, he held the brand position of Regional Portfolio V.P and Division Manager for Diageo (formerly I.D.V. / Heublein), General Sales Manager for Republic National (formerly The Julius Schepps Company) and North Texas State Manager for The E & J Gallo Winery (and a variety of other management positions for those companies). Mr. Nistico serves as a director of Apollo Brands. Mr. Nistico has more than 27 years of experience in the beverage industry, including direct and indirect sales management, strategic brand management & marketing, finance, operations, production and logistics. Mr. Nistico holds a B.A. from the University of Colorado.

Stacy McLaughlin, age 42, became the Chief Financial Officer on January 24, 2024. Prior to serving as our Chief Financial Officer, Ms. McLaughlin was the Chief Financial Officer of Material Technologies, Corp. from 2022 to 2023. From 2013 to 2021, Ms. McLaughlin was the Vice President and Chief Financial Officer of Willdan Group, Inc. (Willdan), and prior to that, she was their Compliance Manager from 2010 to 2013. During her tenure at Willdan, she was responsible for accounting and finance functions, SEC reporting, investor relations, treasury, and managed a follow-on equity offering. Prior to Willdan, Ms. McLaughlin was, from 2009 to 2010, Senior Associate at Windes & McClaughry Accountancy Corporation and, from 2004 to 2009, Senior Audit Associate at the public accounting firm KPMG LLP. Ms. McLaughlin has a Masters in Accounting from the University of Southern California and BS from the University of Arizona. Ms. McLaughlin is a Certified Public Accountant (CPA).

William Meissner, age 57, became the President and Chief Marketing Officer of the Company in May of 2020. Mr. Meissner is a proven leader with more than twenty years of success in growing consumer brand companies with both large multinational and medium sized entrepreneurial organizations. Meissner has held several other leadership and board director roles. Prior to Splash Meissner was a board director and CEO in a beverage vertical organized by a mid-cap PE firm designed to acquire and build emerging brands, where he acquired two legacy tea brands from Nestle, Sweet Leaf Tea and Tradewinds Tea. Meissner served as CEO and Board Director or Genesis Today, Inc. a plant based superfood and supplement company, CEO and Board Director of a joint venture between Distant Lands Coffee Inc. and Caffitaly Systems s.p.a called Tazza Pronto Inc., CEO and Board Director of Jones Soda Inc., President of Talking Rain Beverages, Inc., Chief Marketing Officer of Coca-Cola’s Fuze Beverages, Brand Director of PepsiCo’s SoBe Beverages and Category Manager of Nutritional Beverages for Tetra Pak Inc. Meissner has an MBA from the University of Pittsburgh’s Katz Graduate School of Business and a Bachelor’s degree from Michigan State University.

Justin Yorke, age 57, became a member of the Board of the Company on March 31, 2020. Since March 31, 2020, Mr. Yorke has also served as the Company’s Secretary. Mr. Yorke has over 25 years of experience in finance. Based in Hong Kong for over 10 years, he managed funds for a private Swiss Bank, Darier Henstch from 1997 to 2000. Prior to that, from 1995 to 1997, Mr. Yorke managed funds for Peregrine Investments and from 1990 to 1995 Unifund, Asia, Ltd, Hong Kong, a high net-worth family office headquartered Geneva, Switzerland. From 2000 to 2004, he was a partner at Asiatic Investment Management, based in San Francisco. Since 2004, Mr. Yorke has been a partner in San Gabriel Advisors, LLC and Arroyo Capital Management, LLC and is the manager of the San Gabriel Fund, JMW Fund and Richland Fund. The funds are highly diversified in focus with investment holdings, public, private equity and debt investments and real estate investments. He has a B.A. degree from UCLA. Mr. Yorke is the principal of WesBev LLC, which prior to the merger between CMS and our Company was the majority shareholder of the Company. He also is an acting director and audit committee chair of Processa Pharmaceuticals, (Nasdaq: PCSA). Mr. Yorke served as non-executive Chairman of Jed Oil and a Director/CEO at JMG Exploration.

Dr. Paglia, age 56, became a member of the Board of the Company as an independent director on February 26, 2024. He is currently an independent director, Audit Committee Chair and a member of the Nominating & Corporate Governance and Compensation Committee of Simulations Plus, Inc., from 2014 to present. Mr. Paglia is also an independent director, Audit Committee Chair and a member of the Nominating & Corporate Governance and Compensation Committee of Aeluma, Inc., from 2021 to present. Additionally, Dr. Paglia is currently on the Advisory Board of multiple companies, including SUM Ventures, Axxes Capital Inc., VitaNav Inc., and DigiLife Fund, among others. Dr. Paglia, a Professor of Finance, currently works at Pepperdine University in various positions, which have included Senior Associate Dean and Executive Director, since 2000-present. Dr. Paglia has a Doctor of Philosophy in Business Administration, from the University of Kentucky, a Master of Business Administration from Gannon University, a Bachelor of Science from Gannon University, and is also a Certified Public Accountant and Charted Financial Analyst.

Bill Caple, age 65, has served as an independent director of the Company since May 3, 2023. Over the past five years, Mr. Caple has primarily served as a consultant on corporate strategies, business development, corporate finance, and M&A. Mr. Caple is currently a board member of Covax Data, Inc. (“Covax”), where he also assists with establishing sales channels and business development for Covax’s cyber security AI blockchain product and assisting the company raise growth capital. Mr. Caple also founded and runs Caple Advisory, an international management consulting practice and investment banking firm, with a concentration in Asia. Previously, Mr. Caple served as a board member and C-suite executive of multiple hi-tech businesses, netting successful exits and public offerings of his companies (e.g. OTG Software NASDAQ: OTGS, now part of Dell EMC and OpenText). The Company believes that Mr. Caple is an asset to the Company because of his wealth of experience and success in corporate finance strategies, M&A, and business development to round out the Board’s top-tier level of expertise in key subjects.

 Family Relationships

There are no family relationships among and between the issuer’s directors, officers, persons nominated or chosen by the issuer to become directors or officers, or beneficial owners of more than ten percent of any class of the issuer’s equity securities.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2023 were complied with by each person who at any time during the 2023 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: Bill Caple, Fatima Dhalla (interim CFO at the time), and Stacy McLaughlin each filed a late Form 3 report at the time of their appointments and on becoming insiders of the Company; Ron Wall filed a late Form 4 report on January 31, 2023 related to the grant of options to purchase our common stock on May 2, 2022; Justin Yorke, Candance Crawford and Peter McDonough each filed a late Form 4 report on May 15, 2023 related to the grant of options to purchase our common stock on April 24, 2023; Bill Caple filed a late Form 4 report on May 19, 2023 related to the grant of options to purchase our common stock on May 1, 2023; and Ron Wall filed a late Form 4 report on August 3, 2023 related to the grant of options to purchase our common stock on May 2, 2023.

Committees of the Board of Directors

Audit Committee

We have separately designated an Audit Committee. The Audit Committee is responsible for, among other things, the appointment, compensation, removal and oversight of the work of the Company’s independent registered public accounting firm, overseeing the accounting and financial reporting process of the Company, and reviewing related person transactions. Our Audit Committee is comprised of John Paglia and Bill Caple. Under NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Also, as a smaller reporting company, we are only required to maintain an audit committee of two independent directors. Our Board has determined that John Paglia and Bill Caple are independent under NYSE listing standards and applicable SEC rules. John Paglia is the Chairperson of the audit committee. Each member of the audit committee is financially literate and our Board has determined that John Paglia qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The Audit Committee operates under a written charter adopted by the Board of Directors, which can be found on our website at www.splashbeveragegroup.com. During 2023, the Audit Committee held four meetings in person or through conference calls.

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

The members of our Compensation and Management Resources Committee are Bill Caple, John Paglia and Justin Yorke. Bill Caple is the chairperson of the Compensation and Management Resources Committee.

Under NYSE listing standards, we are required to have at least two members of the compensation committee, all of whom must be independent directors. Our board of directors has determined that each of John Paglia and Bill Caple is independent under NYSE listing standards. The Compensation and Management Resources Committee is responsible for, among other things, (a) reviewing all compensation arrangements for the executive officers of the Company and (b) administering the Company’s stock option plans. The Compensation and Management Resource Committee operates under a written charter adopted by the Board of Directors, which can be found on our website at www.splashbeveragegroup.com within the “Investor Information” section.

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

During 2023, the Compensation Management Resources Committee held four meetings in person or through conference calls.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for overseeing the appropriate and effective governance of the Company, including, among other things, (a) nominations to the Board of Directors and making recommendations regarding the size and composition of the Board of Directors and (b) the development and recommendation of appropriate corporate governance principles. The Nominating and Corporate Governance Committee consists of John Paglia and Bill Caple, each of whom is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide). The Chairperson of the committee is Bill Caple. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, which can be found on our website at www.splashbeveragegroup.com within the “Investor Information” section.

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

During 2023, the Nominating and Corporate Governance Committee held two meetings in person or through conference calls.

Meetings of the Board of Directors same as above

During 2023, the Board of Directors held five meetings. During 2023, each member of our Board of Directors attended at least 75% of the aggregate of all meetings of our Board of Directors and of all meetings of committees of our Board of Directors on which such member served that were held during the period in which such director served.

The Board of Directors also approved certain actions by unanimous written consent.

Director Independence

The NYSE listing standards require that a majority of our Board be independent. Our Board has determined that John Paglia and Bill Caple are “independent directors” as defined in the NYSE listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

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

Board leadership structure and role in risk oversight

The Board of Directors oversees our business and affairs and monitors the performance of management. In accordance with corporate governance principles, the Board of Directors does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chief Executive Officer and other key executives, visits to the Company’s facilities, by reading the reports and other materials that we send them and by participating in Board and committee meetings. Each director’s term will continue until the election and qualification of his or her successor, or his or her earlier death, resignation or removal. The information set forth in Item 1C is incorporated herein by reference.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers (including our Chief Executive Officer, Chief Financial Officer and any person performing similar functions) and employees. Our Code of Ethics is available at our website at www.splashbeveragegroup.com.

Clawback Policy

On September 20, 2023, the Board adopted the Splash Beverage Group Clawback Policy (the “Clawback Policy”), effective September 20, 2023, providing for the recovery of certain incentive-based compensation from current and former executive officers of the Company in the event the Company is required to restate any of its financial statements filed with the SEC under the Exchange Act in order to correct an error that is material to the previously-issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Adoption of the Clawback Policy was mandated by new Nasdaq listing standards introduced pursuant to Exchange Act Rule 10D-1. The Clawback Policy is in addition to Section 304 of the Sarbanes-Oxley Act of 2002 which permits the SEC to order the disgorgement of bonuses and incentive-based compensation earned by a registrant issuer’s chief executive officer and chief financial officer in the year following the filing of any financial statement that the issuer is required to restate because of misconduct, and the reimbursement of those funds to the issuer. A copy of the Clawback Policy has been filed herewith, and can also be found at www.splashbeveragegroup.com.

Item 11. Executive Compensation

The following table sets forth information for our two most recently completed fiscal years ending December 31, 2023 and December 31, 2022 concerning all of the compensation awarded to, earned by the executive officers named below.

Name and Principal Position	Year	Salary	Bonus	Other	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Total

Robert Nistico, CEO	2023	333,125	—	14,400	—	—	—	—	347,525
	2022	325,000	100,000	14,400	—	—	—	—	439,000

William Meissner, President and CMO	2023	333,125	—	—	—	—	—	—	333,125
	2022	325,000	90,000	—	—	260,000	—	—	415,000

Ronald Wall, CFO(1)	2023	249,438	—	—	—	—	—	—	249,438
	2022	217,708	60,000	28,429	—	254,100	—	—	560,237

Fatima Dhalla, Interim CFO(2)	2023	55,950	—	—	—	—	—	—	55,950

(1) On September 26, 2023, Ronald Wall resigned as Chief Financial Officer of the Company.

(2) Effective January 19, 2024, Fatima Dhalla, resigned as the Interim Chief Financial Officer of the Company.

Employment Agreements

Except as described below, the Company does not have any employment agreements in place with any of its executive officers. The board of directors reserves the right to increase the salary of our executive officers, and/or to grant them equity awards, including stock, options or other equity securities, from time to time, as additional compensation or bonuses.

Robert Nistico – CEO and Director

On March 12, 2012, the Company entered into an employment agreement with Robert Nistico, pursuant to which Mr. Nistico serves as Chief Executive Officer of the Company. Pursuant to Mr. Nistico’s employment agreement, the Company pays Mr. Nistico an annual salary of $275,000. Mr. Nistico is also eligible to receive an annual bonus of 50% of his annual salary, and was granted an option to purchase 350,000 shares of common stock. In the event Mr. Nistico terminates his employment with the Company he shall provide the Company a minimum of 45 days of written notice.

On December 9, 2019, the board of directors of the Company extended Mr. Nistico’s employment agreement beginning December 1, 2019, and ending on November 30, 2024. Pursuant to the amendment, the Company increased Mr. Nistico’s base salary from $275,000 to $325,000.

Stacy McLaughlin - CFO

Pursuant to the terms of an employment agreement dated January 22, 2024, the Company employs Ms. Stacy McLaughlin as its Chief Financial Officer on a full-time basis. Effective January 24, 2024, Ms. McLaughlin’s annual salary is $325,000. She is also entitled to an annual performance bonus of up to $162,500, upon achieving certain targets that are to be defined on an annual basis. Ms. McLaughlin is also entitled to participate in all qualified plans, holidays and other employee benefits which the Company, in its sole discretion, may maintain from time to time for the benefit of its employees in general. On March 5, 2024, pursuant to her employment agreement, Ms. McLaughlin was granted 600,000 restricted shares of Common Stock. These shares will vest in tranches of 50,000 per quarter, until exhausted, with the first tranche vesting upon the completion of the first quarter of 2024. Continued vesting of these shares is subject to Ms. McLaughlin’s employment remaining in good standing with the Company. In the event that the company is acquired within the two years of January 24, 2024, the vesting schedule that the shares are subject to will accelerate, contingent on Ms. McLaughlin’s employment being in good standing to the date on which the acquisition closes.

William Meissner – CMO and President

On May 4, 2020, the Company entered into an employment agreement with William Meissner, pursuant to which Mr. Meissner serves as President and Chief Marketing Officer of Company. Pursuant to Mr. Meissner’s employment agreement, the Company pays Mr. Meissner an annual base salary of $325,000 and includes annual increases based on cost of living adjustments and performance at the discretion of the Company’s Chief Executive Officer. Mr. Meissner is also eligible for a discretionary bonus, as determined by the Company’s Chief Executive Officer, of up to 50% of Mr. Meissner’s base salary. Mr. Meissner also received a grant of an option to purchase 666,667 shares of common stock under the Company’s equity incentive plan. The employment agreement with Mr. Meissner’s does not have a fixed termination date and permits the Company to terminate Mr. Meissner upon twenty days prior written notice and grants Mr. Meissner the right to resign upon twenty days prior written notice.

Directors Compensation

During the fiscal year ended December 31, 2023, our directors were paid compensation in cash for serving as Directors of the Company.

Name	Year	Fees Earned or Paid in Cash	All Other Compensation	Stock Awards	Option Awards	Total Compensation

Candace Crawford	2023	76,000	—	—	125,000	76,000

Peter McDonough	2023	70,996	—	—	125,000	70,996

Justin Yorke	2023	—	—	—	125,000	—

Bill Caple	2023	46,664	—	—	125,000	—

John Paglia	2023	—	—	—	—	—

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors, executive officers or any associate or affiliate of our Company during the last two fiscal years is or has been indebted to our Company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Equity Compensation Plan

On May 21, 2020, the Board adopted the 2020 Long-Term Incentive Compensation Plan (the “2020 Plan”), which provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights, Performance Units and Performance Bonuses to consultants and other eligible recipients. The Plan has been in effect since July 1, 2020, for a period of ten years thereafter. The Plan continues to remain in effect until all matters relating to the payment of Awards and administration of the Plan have been settled.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the total outstanding equity awards as of December 31, 2023, for each Named Executive Officer:

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-Exercisable	Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Robert Nistico	2/28/2020	159,008	—	—	$1.12	2/21/2025
Robert Nistico	10/16/2020	1,000,000	—	—	$1.12	10/15/2025
Robert Nistico	9/16/2021	530,000	—	—	$1.12	9/16/2031
William Meissner	10/16/2020	416,667	—	—	$1.12	10/16/2025
William Meissner	9/16/2021	66,666	—	33,334	$1.12	9/16/2031

(1)	Unless otherwise noted, the business address of each of the following individuals is 1314 East Las Olas Blvd, Suite 221 Fort Lauderdale, Florida 33301

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 29, 2024, for:

●	each of our current directors and executive officers;

●	all of our current directors and executive officers as a group; and

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

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

Our calculation of the percentage of beneficial ownership is based on 45,129,687 shares of common stock outstanding as of March 29, 2024. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or persons, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person or persons (and only such person or persons) by reason of these acquisition rights.

Name	Shares of Common Stock	Percentage of Common Stock
Executive Officers and Directors
Robert Nistico	1,410,000	3.1%

Justin Yorke(1)	5,486,109	12.2%

John Paglia	—	—

William Meissner	—	—

Stacy McLaughlin	—	—

Officers and Directors as a Group (6 individuals)	6,896,109	15.3%
5% or greater owners:
LK Family Partnership	2,992,014	6.6%

Total	9,888,123	21.9%

(1)	Of which 3,297,243 shares are held by Richland Fund LLC, 1,398,012 shares are held by JMW Fund LLC and 790,854 shares are held by San Gabriel LLC. All funds are managed by Mr. Yorke.

Securities Authorized for Issuance under our Equity Compensation Plan

The following table gives information as of December 31, 2023, the end of the most recently completed fiscal year, about shares of common stock that have been issued under our Splash Beverage Group, Inc. 2020 Incentive Plan. Under the 2020 Incentive Plan we have 4,259,008 options outstanding as of December 31, 2023. See Note 6. On October 6, 2023, at our 2023 annual meeting of stockholders our stockholders approved an amendment to the 2020 Incentive Plan to: (1) increase the aggregate number of shares of common stock available by 1,500,000 shares to a total of 1,807,415 shares and (2) increase the automatic annual increase in the number of shares under the 2020 Incentive Plan from 5% to 7.5% of the total number of shares of common stock outstanding as of December 31st of the preceding fiscal year.

Plan Category	No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by board of directors	4,259,008	1.13	2,846,068

Total	4,259,008	1.13	2,846,068

Item 13. Certain Relationships and Related Transactions and Director Independence.

 The following is a description of the transactions and series of similar transactions, since December 31, 2023, that we were a participant or will be a participant in, which:

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

During the normal course of business, we incurred expenses related to services provided by our CEO or Company expenses paid by our CEO, resulting in related party payables. In conjunction with the acquisition of Copa DI Vino®, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Loan and Security Agreement provided for a revenue-based credit facility of $1,578,237 (the “Gross Amount”) with the Lender (the “Credit Facility”). There was $371,693 outstanding and $989,702 accrued interest under this agreement as of December 31, 2023.

On September 29, 2023, the Company also entered into a Purchase and Sales Future Receivables Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Knightsbridge Funding LLC (the “Lender”). The Loan and Security Agreement provided a loan of $165,000, with the gross and interest amount of $241,725 with the Lender (the “Credit Facility”). There was $99,185 outstanding under this agreement as of December 31, 2023.

There were related party advances from our chief executive officer in the amount of $0.4 million outstanding as of December 31, 2023 and a shareholder note payable outstanding in the amount of $200,000 as of December 31, 2023.

Item 14. Principal Accounting Fees and Services.

December 31, 2023

Audit – Rose, Snyder & Jacobs LLP	$40,000
Audit – Daszkal Bolton, LLP and CohnReznick LLP	$10,000
Audit related	—
Tax	29,000
Total	$79,000

December 31, 2022

Audit	$193,000
Audit related	—
Tax	19,725
Total	$212,725

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report on Form 10-K:

1. Financial Statements. See the Financial Statements starting on page F-1, of this Annual Report, which is incorporated into this Item by reference.

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

SPLASH BEVERAGE GROUP, INC. (Registrant)

Date: March 29, 2024	By:	/s/ Robert Nistico
	Name:	Robert Nistico
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Signature	Title	Date

/s/ Robert Nistico	Chief Executive Officer and Director	March 29, 2024
Robert Nistico	(Principle Executive Officer)

/s/ Stacy McLaughlin	Chief Financial Officer, Treasurer	March 29, 2024
Stacy McLaughlin	(Principal Financial and Accounting Officer)

/s/ Justin Yorke	Director, Secretary	March 29, 2024
Justin Yorke

/s/John Paglia	Director	March 29, 2024
John Paglia

/s/ Bill Caple	Director	March 29, 2024
Bill Caple

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement dated June 10, 2021 between Splash Beverage Group and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (incorporated by reference herein to Exhibit 1.1 to the Current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2021)

1.2	Underwriting Agreement dated February 14, 2022 between Splash Beverage Group and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (incorporated by reference herein to Exhibit 1.1 to the Current report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2022)

1.3	Underwriting Agreement dated September 23, 2022, between Splash Beverage Group and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (incorporated by reference herein to Exhibit 1.1 to the Current report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2022)

2.1	Agreement and Plan of Merger dated December 31, 2019 by and among Canfield Medical Supply, Inc., SBG Acquisition, Inc., and Splash Beverage Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated January 7, 2020)

2.2	Form of Amendment No. 1 to the Agreement and Plan of Merger (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 7, 2020)

3.1	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form 8-K1 filed with the SEC on November 15, 2021)

3.2	Articles of Incorporation filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.1 filed with Form8-K filed with the SEC on November 15, 2021)

3.3	Articles of Merger filed with the Secretary of State of the State of Nevada (incorporated by reference herein to Exhibit 2.2 filed with Form8-K filed with the SEC on November 15, 2021)

3.4	Statement of Merger filed with the Secretary of State of the State of Colorado (incorporated by reference herein to Exhibit 2.3 filed with Form8-K filed with the SEC on November 15, 2021)

3.5	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on December 22, 2022)

4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 filed with the Annual Report on Form 10-K filed with the SEC on March 31, 2022)

4.2	Form of Investor Warrant (incorporated by reference to exhibit 4.1 filed with the Current Report on Form 8-K filed with the SEC on June 15, 2021)

4.3	Warrant Agent Agreement between Splash Beverage Group Inc. and Equinity Trust Company dated as of June 15, 2001 (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed with the SEC on June 15, 2021)

4.4	Description of Capital Stock *

10.1	2020 Long-Term Incentive Compensation Plan (incorporated herein by reference to the Schedule 14C Information Statement filed with the SEC on June 8, 2020)

10.2	Form of SBG Warrant (incorporated by reference herein to Exhibit 10.4 filed with Form 8-K filed with the SEC on April 6, 2020)

10.3	Form of New Warrant (incorporated by reference herein to Exhibit 10.5 filed with Form 8-K filed with the SEC on April 6, 2020)

10.4	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on August 18, 2020)

10.5	Revenue Loan and Security Agreement dated (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on December 31, 2020)

10.6	Asset Purchase Agreement dated (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on December 31, 2020)

10.7	Convertible Promissory Note dated (incorporated by reference herein to Exhibit 10.3 filed with Form 8-K filed with the SEC on December 31, 2020)

10.8	An Agreement Regarding Other Accounts Payable dated (incorporated by reference herein to Exhibit 10.4 filed with Form 8-K filed with the SEC on December 31, 2020)

10.9	Martin Employment Agreement dated (incorporated by reference herein to Exhibit 10.5 filed with Form 8-K filed with the SEC on December 31, 2020)

10.10	Non-Competition, Non-Solicitation and Confidential Information Agreement (incorporated by reference herein to Exhibit 10.6 filed with Form 8-K filed with the SEC on December 31, 2020)

10.11	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on January 21, 2021)

10.12	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on January 21, 2021)

10.13	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on February 2, 2021)

10.14	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on February 2, 2021)

10.15	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on February 12, 2021)

10.16	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on February 12, 2021)

10.17	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on March 2, 2021)

10.18	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on March 2, 2021)

10.19	Securities Purchase Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on January 3, 2023)

10.20	Form of Warrant (incorporated by reference herein to Exhibit 4.1 filed with Form 8-K filed with the SEC on January 3, 2023)

10.21	Form of Promissory Note (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on January 3, 2023)

10.22	Form of Warrant (incorporated by reference herein to Exhibit 4.1 filed with Form 8-K filed with the SEC on August 16, 2023)

10.23	Form of Securities Purchase Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on August 16, 2023)

10.24	Form of Investor Note (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on August 16, 2023)

10.25	Form of Second Investor Note (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on August 16, 2023)

10.26	Form of Purchase Agreement (incorporated by reference herein to Exhibit 10.5 filed with Form 8-K filed with the SEC on August 16, 2023)

10.27	Form of Investor Note (incorporated by reference herein to Exhibit 10.6 filed with Form 8-K filed with the SEC on August 16. 2023)

10.28	Form of Warrant (incorporated by reference herein to Exhibit 4.1 filed with Form 8-K filed with the SEC on October 6, 2023)

10.29	Form of Purchase Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 6, 2023)

10.30	Form of Note (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on October 6, 2023)

10.31	Form of Registration Rights Agreement (incorporated by reference herein to Exhibit 10.3 filed with Form 8-K filed with the SEC on October 6, 2023)

10.32	Form of Waiver Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on December 18, 2023)

10.33	Form of Registration Rights Agreement (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on December 18, 2023)

10.34	Employment Agreement dated March 12, 2012 with Robert Nistico*

10.35	Employment Agreement dated May 4, 2020 with William Meissner*

10.36	Employment Agreement dated January 22, 2024 with Stacy McLaughlin (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K filed with the SEC on January 30, 2024)

21.1	Subsidiaries (incorporated by reference herein to Exhibit 21.1 filed with Form 10-K filed with the SEC on March 8, 2021)

23.1	Consent of Rose, Snyder & Jacobs LLP*

23.2	Consent of Daszkal Bolton LLP*

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer*

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

97.1	Clawback Policy of the Company*

*101.INS	Inline XBRL Instance Document (filed herewith)
*101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Filed herewith
**	Furnished herewith