Form 10-Q
period 2024-03-31
SPLASH BEVERAGE GROUP, INC.
filed 2024-05-15
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

☐ Yes ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

 As of May 15, 2024, there were 47,656,088 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.
FORM 10-Q
March 31, 2023

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.
Condensed Consolidated Financial Statements

March 31, 2024

Splash Beverage Group, Inc.
Condensed Consolidated Balance Sheets
March 31, 2024 and December 31, 2023

	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$14,757	$379,978
Accounts receivable, net	755,899	890,631
Prepaid expenses	365,059	220,320
Inventory	1,471,712	2,252,469
Other receivables	229,015	233,850
Total current assets	2,836,442	3,977,248

Non-current assets:
Deposits	$49,462	$49,446
Goodwill	256,823	256,823
Intangible assets, net	4,361,292	4,459,309
Investment in Salt Tequila USA, LLC	250,000	250,000
Right of use assets	491,859	556,140
Property and equipment, net	312,589	349,802
Total non-current assets	5,722,025	5,921,520

Total assets	$8,558,467	$9,898,768

Liabilities and Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$4,945,173	$4,444,286
Right of use liability, current portion	266,704	262,860
Related party notes payable	375,000	380,000
Notes payable, net of discounts	9,013,690	7,748,518
Shareholder advances	200,000	200,000
Accrued interest payable	2,222,398	1,714,646
Total current liabilities	17,022,965	14,750,310

Long-term liabilities:
Notes payable, net of discounts	810,166	457,656
Right of use liability – net of current portion	228,024	296,128
Total long-term liabilities	1,038,190	753,784

Total liabilities	18,061,155	15,504,094

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par, 300,000,000 shares authorized, 46,382,099 shares issued, 44,330,099 shares outstanding at March 31, 2024 and December 31, 2023	46,382	41,330
Additional paid in capital	127,221,573	127,701,710
Accumulated other comprehensive loss	(24,020)	(16,583)
Accumulated deficit	(136,746,623)	(133,334,783)
Total stockholders’ equity	(9,502,688)	(5,605,326)

Total liabilities and stockholders’ equity	$8,558,467	$9,898,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	Three months ended March 31,
	2024	2023

Net revenues	$1,540,680	$5,822,727
Cost of goods sold	(1,377,065)	(4,061,228)
Gross profit	163,615	1,761,499

Operating expenses:
Contracted services	218,829	381,005
Salary and wages	1,234,926	1,234,127
Non-cash share-based compensation	556,672	215,760
Other general and administrative	1,201,031	2,648,701
Sales and marketing	202,454	736,827
Total operating expenses	3,413,912	5,216,420

Loss from continuing operations	(3,250,297)	(3,454,921)

Other income/(expense):
Other income	(1,495)	140,404
Amortization of debt discount	(886,838)	(247,661)
Interest Income	332	—
Interest expense	(532,599)	(167,121)
Total other expense	(1,420,600)	(274,378)

Provision for income taxes	—	—

Net loss from continuing operations, net of tax	(4,670,897)	(3,729,299)

Net loss	$(4,670,897)	$(3,729,299)

Other comprehensive loss foreign currency translation loss, net of tax	(7,437)	(1,609)

Total comprehensive loss	(4,678,334)	(3,730,908)

Loss per share - continuing operations
Basic and dilutive	$(0.10)	$(0.10)

Weighted average number of common shares outstanding - continuing operations
Basic and dilutive	44,793,831	37,389,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

 Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three months ended March 31, 2024 and 2023

(Unaudited)

	Common Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balances at December 31, 2022	41,085,520	$41,086	$121,632,546	$(20,472)	$(112,331,026)	$9,322,134

Common stock issuable and beneficial conversion feature on convertible 12-month promissory note	—	—	1,786,468	—	—	1,786,468
Share based compensation	—	—	215,760	—	—	215,760
Accumulated Comprehensive loss – translation, net	—	—	—	(1,609)	—	(1,609)
Net loss	—	—	—	—	(3,729,299)	(3,729,299)

Balances at March 31, 2023	41,085,520	$41,086	$123,634,774	$(22,081)	$(116,060,325)	$7,593,454

Balances at December 31, 2023	44,330,099	$44,330	$127,701,710	$(16,583)	$(133,334,783)	$(5,605,326)

Issuance of common stock for note extension	200,000	200	107,800	—	—	108,000
Share based compensation	—	—	271,672	—	—	271,672
Adoption of ASU 2020-06			(2,191,103)		1,259,057	(932,046)
Issuance of warrants on convertible instruments	—	—	768,346	—	—	768,346
Conversion of notes payable to common stock	1,552,000	1,552	386,448	—	—	388,000
Issuance of common stock for services	300,000	300	176,700	—	—	177,000
Accumulated Comprehensive loss – translation, net	—	—	—	(7,437)	—	(7,437)
Net loss	—	—	—	—	(4,670,897)	(4,670,897)
Balances at March 31, 2024	46,382,099	$46,382	$127,221,573	$(24,020)	$(136,746,623)	$(9,502,688)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2024 and 2023
(Unaudited)

	2024	2023
Net loss	$(4,670,897)	$(3,729,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135,231	130,618
Amortization of debt discount	886,838	247,661
ROU assets, net	21	427
Non-cash share-based compensation	556,672	215,760
Changes in working capital items:
Accounts receivable, net	134,732	(378,571)
Inventory, net	780,757	576,514
Prepaid expenses and other current assets	(139,903)	(723,988)
Deposits	(15)	(78)
Accounts payable and accrued expenses	500,887	(464,195)
Accrued interest payable	507,752	21,324
Net cash used in operating activities	(1,307,925)	(4,103,827)

Cash flows from investing activities:
Capital expenditures	—	(10,571)
Net cash used in investing activities	—	(10,571)

Cash flows from financing activities:
Cash advance (repayment) from related party	(5,000)	—
Cash advance from shareholder	—	200,000
Proceeds from issuance of debt	1,465,500	2,000,000
Principal repayment of debt	(509,858)	(369,941)
Net cash provided by financing activities	950,142	1,830,059

Net cash effect of exchange rate changes on cash	(7,437)	(1,609)

Net change in cash and cash equivalents	(365,221)	(2,285,948)

Cash and cash equivalents, beginning of year	379,978	4,431,745

Cash and cash equivalents, end of period	$14,757	$2,145,797

Supplemental disclosure of cash flow information:
Cash paid for Interest	$24,847	$145,797

Supplemental disclosure of non-cash investing and financing activities
Notes payable and accrued interest converted to common stock (1,552,000 shares in 2024)	388,000	—

Non-cash debt discount in the form of issuance of shares and beneficial conversion feature in conjunction with convertible notes	661,677	1,786,468

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

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on March 31,2024 (the “Form 10-K”).

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

Basis of Presentation and Consolidation

These consolidated financial statements include the accounts of Splash and its wholly owned subsidiaries Splash Beverage Holdings LLC (“Holdings”), Splash International Holdings LLC (“International”), Splash Mex SA de CV (“Splash Mex”), and Copa di Vino Wine Group, Inc. (“Copa di Vino”). All intercompany balances have been eliminated in consolidation.

Our investment in Salt Tequila USA, LLC is accounted for at cost, as the company does not have the ability to exercise significant influence.

Our accounting and reporting policies confirm to accounting principles generally accepted in the United States of America (GAAP).

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2024 or December 31, 2023.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At March 31, 2024 and December 31, 2023, the Company’s cash on deposit with financial institutions, at times, had not exceeded federally insured limits of $250,000.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated recoverable amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. The Company establishes provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions. At March 31, 2024 and December 31, 2023, our accounts receivable amounts are reflected net of allowances of $208,186 and $183,089, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at March 31, 2024 and December 31, 2023 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. The Company establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $253,128 and $290,524 at March 31, 2024 and December 31, 2023, respectively.

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

Depreciation expense totaled $37,214 and $46,701 for the three months ended March 31, 2024 and March 31, 2023, respectively. Property and equipment as of March 31, 2024 and December 31, 2023 consisted of the following:

	2024	2023
Auto	45,420	45,420
Machinery & equipment	1,160,278	1,160,578
Buildings	233,323	233,323
Leasehold improvements	723,639	723,638
Computer Software	5,979	5,979
Office furniture & equipment	9,157	9,157
Total cost	2,178,095	2,178,095
Accumulated depreciation	(1,865,506)	(1,828,293)
Property, plant & equipment, net	312,589	349,802

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

The liabilities and indebtedness presented on the condensed consolidated financial statements approximate fair values at March 31, 2024 and December 31, 2023, consistent with recent negotiations of notes payable and due to the short duration of maturities and market rates of interest.

Embedded debt costs in convertible debt instruments

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition was permissible for the adoption of this standard. Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted no earlier than the fiscal year beginning after December 15, 2020. The Company has adopted ASU 2020-06 effective January 1, 2024 and has removed the effects of any embedded conversion features from certain of our convertible instruments.

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

Income Taxes

The Company uses the liability method of accounting for income taxes as set forth in ASC 740, ”Income Taxes”. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. The Company records a valuation allowance when it is more likely than not that the deferred tax assets will be realized.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at March 31, 2024 and December 31, 2023.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s convertible debt or preferred stock (if any), are not included in the computation if the effect would be anti-dilutive.

Weighted average number of shares outstanding excludes anti-dilutive common stock equivalents, including warrants to purchase shares of common stock and warrants granted by our Board that have not been exercised totaling 81,014,017.

Advertising

The Company conducts advertising for the promotion of its products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. The Company recorded advertising expense of $77,627 and $195,048 for the three months ended March 31, 2024 and 2023, respectively.

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

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives, included in other intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	March 31, 2024
	Gross Amount	Accumulated Amortization	Amortization Period
Finite:			(in years)
Brands	$4,459,000	$966,120	15
Customer Relationships	957,000	207,350	15
License	360,000	241,238	11
Total Intangible Assets	$5,776,000	$1,414,708

At the time of acquisition, the Company estimates the fair value of the acquired identifiable intangible assets based upon the facts and circumstances related to the particular intangible asset. Inherent in such estimates are judgments and estimates of future revenue, profitability, cash flows and appropriate discount rates for any present value calculations. The Company preliminarily estimates the value of the acquired identifiable intangible assets and then finalizes the estimated fair values during the purchase allocation period, which does not extend beyond 12 months from the date of acquisition. The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $98,017 for the three months ended March 31, 2024 and 2023. Estimated amortization expense for acquired identifiable intangible assets for fiscal year 2024 and the succeeding years is as follows:

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Future Intangible Asset Amortization Expense
Fiscal Year:
2024 (9 months)	$294,051
2025	392,068
2026	392,068
2027	392,068
2028	363,580
Thereafter	2,527,457
$4,361,292

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

Foreign Currency Gains/Losses

Foreign Currency Gains/Losses — foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. Gains or losses from these translation adjustments are included in the condensed consolidated statement of operations and other comprehensive loss as foreign currency translation gains or losses. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances, are included in foreign currency translation in the condensed consolidated statement of operations and comprehensive loss. The Company incurred foreign currency translation net loss of $7,437 and $1,609 for the three months ending March 31, 2024 and 2023 respectively.

Liquidity, Capital Resources and Going Concern Considerations

The Company’s consolidated financial statements have been prepared on the basis of US GAAP for a going concern, on the premise that the Company is able to meet its obligations as they come due in the normal course of business. The Company historically has incurred significant losses and negative cash flows from operation since inception and had net-loss of approximately $4.7 million for three-month period ended March 31, 2024 and accumulated deficit of approximately $136.7 million through March 31, 2024. During the three-month period ended March 31, 2024, the Company’s net cash used in operating activities totaled approximately $1.3 million. Additionally, the Company’s current liabilities exceed its current assets, and it has a working capital deficit.

During the year ended December 31, 2023, the Company sustained a net loss of approximately $21.0 million and used cash in operating activities of $10.2 million, which excludes non-cash charges and financing activities. To date the Company has generated cash flows from issuances of equity and indebtedness.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

The Company received approximately $1.5 million from the issuance of debt for the three months ending March 31, 2024. This event served to mitigate the conditions that previously raised substantial doubt about the Company’s ability to continue as a going concern.

Management’s plans in regard to these matters include actions to sustain the Company’s operations, such as seeking additional funding to meet its obligations and implement its business plan. However, there is no assurance that the Company will be successful in implementing its plans or in raising additional funds. If the Company is unable to raise additional funding to meet its working capital needs in the future, it may be forced to delay, reduce, or cease its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, adjustments would be necessary to the carrying values of its assets and liabilities and the reported amounts of revenues and expenses could be materially affected.

Recent Accounting Pronouncements

In August 2020, the FASB issued “ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)” (“ASU 2020-06”) which simplifies the accounting for convertible instruments. The guidance removes certain accounting models which separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition was permissible for the adoption of this standard.

Update No. 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted no earlier than the fiscal year beginning after December 15, 2020. The Company has adopted ASU 2020-06 effective January 1, 2024, the Company recorded approximately $2.2 million as a reduction to the additional paid in capital and added approximately $1.3 million to the opening retained earnings in accordance with the authoritative guidance under ASU 2020-06.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	March 31, 2024	December 31, 2023
Notes Payable and Convertible Notes Payable

In December 2020, the Company entered into a 56- month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% through November 2022 and 4.00% through September 2025 of the previous month’s revenue. Note is due September 2025. Note is guaranteed by a related party see note 6.	17%	294,779	371,693

In April 2021, the Company entered into a six-month loan with an individual in the amount of $84,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to October 31, 2024.	7%	168,000	168,000

In May 2021, the Company entered into a six-month loan with an individual in the amount of $50,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to October 31, 2024.	7%	60,000	60,000

In August 2022, the Company entered into a 56-months auto loan in the amount of $45,420.	2.35%	30,635	32,996

In December 2022, the Company entered into various eighteen-month loans with individuals totaling in the amount of $4,000,000. The notes included 100% warrant coverage. The loans mature in June 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	4,000,000	4,000,000

In February 2023, the Company entered into a twelve-month loan with an entity in the amount of $2,000,000. The convertible note included the issuance of 1,500,000 shares of common stock. The loan matures in February 2024 with conversion price of $0.85 per share and is non-interest bearing. The loan was extended to May, 2024.	—%	1,381,656	1,769,656

In May 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $800,000. The notes included 50% warrant coverage. The loans mature in November 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	800,000	800,000

In June 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $350,000. The notes included 50% warrant coverage. The loans mature in December 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	350,000	350,000

In July 2023, the Company entered into a twelve-month loan with an individual in the amount of $750,000. The note included 50% warrant coverage. The loan matures in July 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	750,000	750,000

In July 2023, the Company entered into a twelve-month loan with an individual in the amount of $100,000. The note included 50% warrant coverage. The loan matures in January 2025 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	100,000	100,000

In August 2023, the Company entered into a twelve-month loan with an individual in the amount of $300,000. The convertible note included the issuance of 150,000 shares of common stocks. The loan matures in August 2024 with principal and interest due at maturity with conversion price of $0.85 per share and is non-interest bearing.	—%	300,000	300,000

In October 2023, the Company entered into a three-month loan with an individual in the amount of $500,000. The loan matures in January 2024 with principal and interest due at maturity. The loan was extended to June 2024.	10%	500,000	500,000

In October 2023, the Company entered into a loan with an individual in the amount of $196,725 The loan matures in March 2024. Note is guaranteed by a related party.	—%	—	91,785

In October 2023, the Company entered into a loan with an individual in the amount of $130,000. The loan requires payment of 17% of daily Shopify sales.	—%	71,061	88,431

In October 2023, the Company entered into a eighteen-month loan with individuals totaling in the amount of $1,250,000. The note included 100% warrant coverage. The loan matures in April 2025 with principal and interest due at maturity with conversion price of $1.00 per share	12%	1,250,000	1,250,000

In December 2023, we entered into a 2.5-month loan with an individual in the amount of $450,000. The loan had a maturity of March 2024 with principal and interest due at maturity. The loan was extended to June 2024.	10%	450,000	450,000

In January 2024, we entered into a loan in the amount of $500,000. The loan had a maturity of March 2024 with principal and interest due at maturity. It was paid off with a new loan in April 2024	—%	178,572	—

In January 2024, we entered into a 18-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan had a maturity of July 2025 with principal and interest due at maturity with conversion price of $0.50 per share.	12%	250,000	—

In February 2024, we entered into a 18-month loan with an individual in the amount of $150,000. The note included 100% warrant coverage. The loan had a maturity of August 2025 with principal and interest due at maturity with conversion price of $0.40 per share.	12%	150,000	—

In February 2024, we entered into a 6-month loan with an individual in the amount of $315,000. The note included 60% warrant coverage. The loan had a maturity of August 2024 with principal and interest due at maturity with conversion price of $0.38 per share	12%	315,000	—

In February 2024, the Company entered into a 18-month loan with an entity in the amount of $250,000. The note included 100% warrant coverage. The loan matures in August 2025 with principal and interest due at maturity with conversion price of $0.46 per share	12%	250,000	—

	Total notes payable	$11,649,703	$11,082,561

	Less notes discount	(1,825,847)	(2,876,387)
	Less current portion	(9,013,690)	(7,748,518)

	Long-term notes payable	$810,166	$457,656

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

Interest expense on notes payable was $533,578 and $167,121 for the three months ended March 31, 2024 and 2023, respectively. Accrued interest was $501,752 for the three months ended March 31, 2024.

The Company recognized approximately $886,838 and approximately $247,661 of interest expense attributable to the amortization of the debt discount during the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, and December 31, 2023, the balance of the unamortized debt discount was $1,825,848 and $1,944,348 respectively. The Company adopted ASU 2020-06 on January 1, 2024, which resulted in the reversal of the original bifurcated derivative (BCF) amount to additional paid in capital for $2,191,103, reversal of the unamortized debt discount related to the bifurcated derivative (BCF) for $932,047 with the balance being recorded through retained earnings for $1,259,056.

	Interest Rate	March 31, 2024	March 31, 2023
Shareholder Notes Payable

In February 2023, we entered into a loan with an individual in the amount of $200,000. The annual interest rate is 12%	12%	200,000	200,000

	Less current portion	(200,000)	(200,000)

	Long-term notes payable	$—	$—

Interest expense on related party notes payable was $6,000 and $0 for the three months ended March 31, 2024 and 2023, respectively. The Company’s effective interest rate was 21.85% for the three months ended March 31, 2024.

As of March 31, 2024, the Company’s convertible note balances are convertible into 14,615,036 shares of common stock

Note 4 – Licensing Agreement and Royalty Payable

The Company has a licensing agreement with ABG TapouT, LLC (“TapouT”), providing the Company with licensing rights to the brand “TapouT” (i)energy drinks, (ii) energy bars, (iii) coconut water, (iv) electrolyte gum/chews, (v) energy shakes, (vi) powdered drink mix, (viii) water (including enhanced water), (vii) energy shots, (viii) teas, and (ix) sports drinks sold in the North America (including US Territories and Military Bases), United Kingdom, Brazil, South Africa, Australia, Scandinavia, Peru, Colombia, Chile and Guatemala. The Company is required to pay a 6% royalty on net sales, as defined, and are required to make minimum monthly payments of $55,000 in 2024 and 2023.

There were no unpaid royalties at March 31, 2024. The Company paid the guaranteed minimum royalty payments of $165,000 for the three months ended March 31, 2024 and 2023 respectively, which is included in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

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

During the three-months ended March 31, 2024, we issued 300,000 shares in exchange for services, 200,000 shares for extension of note, 1,552,000 shares on conversion of convertible instruments, and 300,000 shares for service.

Stock Plan

2020 Plan

In July 2020, the Board adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights, Performance Units and Performance Bonuses to consultants and eligible recipients. The total number of shares that may be issued under the 2020 plan was 2,313,133 at the time the 2020 plan was adopted as of March 31, 2024.

The 2020 Plan has an “evergreen” feature, which provides for the annual increase in the number of shares issuable under the plan by an amount equal to 5% of the number of issued and outstanding common shares at year end, unless otherwise adjusted by the board. At January 1, 2023 and 2024, the number of shares issuable under the 2020 plan increased by 2,054,276 and 2,984,276 shares, respectively.

In October 2023, the shareholders voted to increase the number of shares issuable under the Plan to 7.5%.

The following is a summary of the Company’s stock option activity:

Options	March 31, 2024		March 31, 2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance - January 1*	4,259,008	$1.13	1,151,000	$2.56

Granted	630,000	0.59	65,000	1.08
Exercises	—	—	—	—
Cancelled	—	—	—	—

Balance – March 31,	4,889,008	$1.06	1,216,000	$2.48

Exercisable – March 31,	4,332,344	$1.06	732,746	$2.58

During the three-month period ended March 31, 2024 and March 31, 2023, the company granted 630,000 and 65,000 options to new employees under the 2020 plan.

The fair value of stock options granted in the period has been measured at $272,263 using the Black-Scholes option pricing model with the following assumptions: exercise price $0.59, expected life 10 years, expected volatility 82.28%, expected dividends 0%, risk free rate 4.0%.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 5 – Stockholders’ Equity, continued

Common Stock Issuable, Liability to Issue Stock and Shareholder Advances

Outstanding balance for shareholder advances on March 31, 2024 and 2023 was $200,000.

Note 6 – Related Parties

During the normal course of business, the Company incurred expenses related to services provided by the CEO or Company expenses paid by the CEO, resulting in related party payables. In conjunction with the acquisition of Copa di Vino, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Note Payable with a balance of $294,779 at March 31, 2024 and $371,693 at March 31,2023.

There were related party advances from our chief executive officer in the amount of approximately $0.4 million outstanding as of March 31, 2024 and approximately $0.4 million as of December 31, 2023. A shareholder note payable outstanding in the amount of $200,000 as of March 31, 2024.

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

Note 8 –Leases

The Company has various operating lease agreements primarily related to real estate and office. The Company’s real estate leases represent a majority of the lease liability. Lease payments are mainly fixed. Any variable lease payments, including utilities, common area maintenance are expensed during the period incurred. Variable lease costs were immaterial for the quarter ended March 31, 2024 and 2023. A majority of the real estate leases include options to extend the lease. Management reviews all options to extend at the inception of the lease and account for these options when they are reasonably certain of being exercised.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on the Company’s condensed consolidated statement of operations and comprehensive loss. Operating lease cost was $97,953 and $93,328 during the period ended March 31, 2024 and 2023, respectively.

The following table sets for the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet at December 31, 2022

Undiscounted Future Minimum Lease Payments	Operating Lease

2024 (Nine months remaining)	214,752
2025	287,193
2026	17,857
Total	519,802
Amount representing imputed interest	(20,074)
Total operating lease liability	494,728
Current portion of operating lease liability	266,704
Operating lease liability, non-current	$228,024

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 8 –Leases, continued

The table below presents lease-related terms and discount rates at March 31, 2024:

Remaining term on leases	1 to 27 months
Incremental borrowing rate	5.0%

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

Note: The Copa di Vino business is included in our Splash Beverage Group segment.

Revenue, net	March 31, 2024	March 31, 2023
Splash Beverage Group	1,200,282	1,898,968
E-Commerce	340,398	3,923,759

Total revenues, net, continuing operations	$1,540,680	$5,822,727

Contribution after Marketing	March 31, 2024	March 31, 2023
Splash Beverage Group	(33,481)	(286,930)
E-Commerce	(5,358)	1,311,602

Total contribution after marketing	$(38,839)	$1,024,672

Contracted services	218,829	381,005
Salary and wages	1,234,926	1,234,127
Non-cash share-based compensation	556,672	215,760
Other general and administrative	1,201,031	2,648,701

Loss from continuing operations	$(3,250,297)	$(3,454,921)

Total assets	March 31, 2024	December 31, 2023
Splash Beverage Group	8,396,166	9,188,213
E-Commerce	162,301	710,555

Total assets	$8,558,467	$9,898,768

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

Note 11 – Subsequent Events

In April 2024, one of the initial notes was paid off and extended to a higher amount of financing. This transaction involved the complete repayment of our original loan and the acquisition of a new loan to the amount of $815,000.

In May 2024, the Company received approximately $1.9 million from the issuance of senior secured convertible notes, a convertible promissory note and a merchant agreement. The senior convertible notes have an eighteen-month term, accrue interest at 12% and are convertible into shares of common stock of the Company at $0.85 per share and include 100% warrant coverage. The loan matures in November 2026 with principal and interest due at maturity with conversion price of $0.40 per share.

The Company granted 75,000 shares in April to one of the Board directors under the 2020 plan.

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

Results of Operations for the Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023.

Revenue

Revenues for the three months ended March 31, 2024 were approximately $1.5 million compared to revenues of approximately $5.8 million for the three months ended March 31, 2023. The $4.3 million decrease in sales is due to a decrease in our beverage sales of $0.7 million. Our revenues from our vertically integrated B2B and B2C e-commerce distribution platform called Qplash decreased approximately $3.5 million or 91% due to low inventory. Total sales declined due to limited liquidity to procure inventory to drive third-party sales.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2024 were $1.4 million compared to cost of goods sold for the three months ended March 31, 2023 of approximately $4.1 million. The $2.7 million decrease in cost of goods sold for the three-month period ended March 31, 2024 is primarily due to our decreased sales.

Operating Expenses

Operating expenses for the three months ended March 31, 2024 were $3.4 million compared to $5.2 million for the three months ended March 31, 2022 a decrease of $1.8 million. The decrease in our operating expenses was primarily due to non-cash expenses partially offset by increases for the incorporation of new staff, benefit cost, freight cost and Amazon selling fees. The net loss for the three months ended March 31, 2024 was $5.1 million as compared to a net loss of approximately $3.7 million for the three months ended March 31, 2023. The increase in net loss is due to higher debt discount and interest expenses.

Net Other Income and Expense

Interest expenses for the three months ended March 31, 2024 was $0.5 million compared to $0.2 million for the three months ended March 31, 2023. The $0.3 million increase in interest expense is due to new loans with a principal of $6.3 million.

Other income was $0 and $0.1 million for the three months ended March 31, 2024 and March 31, 2023 respectively. The income in 2023 was related to an insurance settlement.

Amortization of debt discount for the three months ended March 31, 2024 was approximately $0.9 million compared to $0.25 million for three months ended March 31, 2023.

LIQUIDITY, GOING CONCERN CONSIDERATIONS AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2024, the Company had total cash and cash equivalents of $14,757, as compared with $379,978 at December 31, 2023.

Net cash used for operating activities during the three months ended March 31, 2024 was $1.3 million as compared to the net cash used by operating activities for the three months ended March 31, 2023 of $4.0 million. The primary reasons for the change in net cash used are decreases in inventory, accrued expenses and accounts payable partially offset by increases in account receivables.

For the period ending March 31, 2024, there were no capital asset transactions. For the period March 31, 2023, the Company had leasehold improvements of $10,571 related to our Copa Di Vino production site.

Net cash provided by financing activities during the three months ended March 31, 2024 was $2.0 million compared to $1.8 million provided from financing activities for the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company received $1.5 million for convertible note, which was offset by repayments to debt holders of $0.51 million and $0.05 million to related party cash advance.

The Company Board has approved raising up to $8.0 million to fund acquisitions, equipment purchases and working capital.

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

CONTRACTUAL OBLIGATIONS

Minimum Royalty Payments:

The Company have a licensing agreement with ABG TapouT, LLC (“TapouT”). Under the licensing agreement, the Company has minimum royalty payments to TapouT of $495,000 for the nine months remaining in 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2024. The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

The Company plans to implement additional internal controls or enhance existing internal controls to strengthen its control environment. Subsequent to the quarter ended March 31, 2024, the company is reviewing a plan to engage additional internal staff, external staff, or an advisory firm to provide support on technical issues related to U.S. GAAP as related to the maintenance of our accounting books and records and the preparation of our financial statements.

Changes in Internal Control Over Financial Reporting

Except with respect to the above, during the quarter ended March 31, 2024, there were no additional changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

No new risk factors noted since our Annual Report on Form 10-K for the year ended December 31, 2023 was filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company granted 75,000 shares in April to one of the Board directors under the 2020 plan

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibits	Description
4.1	Form of Warrant (incorporated by reference herein to Exhibit 4.1 filed with Form 8-K filed with the SEC on May 7, 2024)
10.1	Form of the Purchase Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on May 7, 2024)
10.2	Form of the Note (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on May 7, 2024)
10.3	Form of the Registration Rights Agreement (incorporated by reference herein to Exhibit 10.3 filed with Form 8-K filed with the SEC on May 7, 2024)
31.1	Certification of CEO and Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically**
32.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically**
101	XBRL Exhibits

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPLASH BEVERAE GROUP, INC.

Date: May 15, 2024	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Julius Ivancsits
Julius Ivancsits, CFO
(Principal Accounting Officer and Principal Financial Officer)