Form 10-Q
period 2024-06-30
SPLASH BEVERAGE GROUP, INC.
filed 2024-08-14
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

☐ Yes ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

 As of August 14, 2024, there were 57,467,762 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.
FORM 10-Q
June 30, 2024

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.
Condensed Consolidated Financial Statements

June 30, 2024

Splash Beverage Group, Inc.
Condensed Consolidated Balance Sheets
June 30, 2024 and December 31, 2023

	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$8,298	$379,978
Accounts receivable, net	669,130	890,631
Prepaid expenses	315,782	220,320
Inventory	1,305,691	2,252,469
Other receivables	238,687	233,850
Total current assets	2,537,588	3,977,248

Non-current assets:
Deposits	$49,351	$49,446
Goodwill	256,823	256,823
Intangible assets, net	4,263,275	4,459,309
Investment in Salt Tequila USA, LLC	250,000	250,000
Right of use assets	426,702	556,140
Property and equipment, net	274,073	349,802
Total non-current assets	5,520,224	5,921,520

Total assets	$8,057,812	$9,898,768

Liabilities and Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$4,923,607	$4,444,286
Right of use liability, current portion	270,606	262,860
Related party notes payable	350,000	380,000
Notes payable, net of discounts	8,719,203	7,748,518
Shareholder advances	200,000	200,000
Accrued interest payable	2,356,838	1,714,646
Total current liabilities	16,820,254	14,750,310

Long-term liabilities:
Notes payable, net of discounts	1,432,409	457,656
Right of use liability – net of current portion	158,987	296,128
Total long-term liabilities	1,591,396	753,784

Total liabilities	18,411,650	15,504,094

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par, 300,000,000 shares authorized, 53,886,610 shares issued, 44,330,099 shares outstanding at June 30, 2024 and December 31, 2023	53,887	44,330
Additional paid in capital	131,689,440	127,701,710
Accumulated other comprehensive loss	(23,838)	(16,583)
Accumulated deficit	(142,073,327)	(133,334,783)
Total stockholders’ equity	(10,353,838)	(5,605,326)

Total liabilities and stockholders’ equity	$8,057,812	$9,898,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months and Six Months Ended June 30, 2024 and 2023
(Unaudited)

	Three months ended June 30		Six months ended June 30,
	2024	2023	2024	2023
Net revenues	1,046,782	5,194,951	2,587,462	11,017,678
Cost of goods sold	(802,352)	(3,417,868)	(2,179,417)	(7,479,096)
Gross profit	244,430	1,777,083	408,045	3,538,582

Operating expenses:
Contracted services	201,036	331,297	419,865	712,302
Salary and wages	1,243,175	1,364,136	2,478,101	2,598,263
Non-cash share-based compensation	1,342,317	641,097	1,898,989	856,857
Other general and administrative	934,010	2,919,533	2,135,041	5,568,234
Sales and marketing	214,812	742,369	417,266	1,479,196
Total operating expenses	3,935,350	5,998,432	7,349,262	11,214,852

Loss from operations	(3,690,920)	(4,221,349)	(6,941,217)	(7,676,270)

Other income/(expense):
Interest income	503	1,320	835	1,320
Interest expense	(622,063)	(172,641)	(1,154,661)	(339,762)
Other Income/Expense	(406)	(90,585)	(1,902)	49,819
Amortization of debt discount	(1,013,816)	(1,126,994)	(1,900,654)	(1,374,655)
Total other income/(expense)	(1,635,782)	(1,388,900)	(3,056,382)	(1,663,278)

Provision for income taxes	—	—	—	—

Net loss	$(5,326,702)	$(5,610,249)	$(9,997,599)	$(9,339,548)

Other Comprehensive Income (Loss)
Foreign currency translation loss	182	(15,774)	(7,255)	(17,382)

Total Comprehensive Income (Loss)	$(5,326,520)	$(5,626,023)	$(10,004,854)	$(9,356,930)

(Loss) per share - continuing operations
Basic and diluted	$(0.11)	$(0.13)	$(0.21)	$(0.22)

Weighted average number of common shares outstanding - continuing operations
Basic and diluted	49,115,864	42,058,047	46,949,819	41,575,470

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

 Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Six months ended June 30, 2024 and 2023

(Unaudited)

	Common Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balances at December 31, 2022	41,085,520	$41,086	$121,632,546	$(20,472)	$(112,331,026)	$9,322,134

Common stock issuable and beneficial conversion feature on convertible 12-month promissory note	—	—	1,786,468	—	—	1,786,468
Share based compensation	—	—	215,760	—	—	215,760
Accumulated Comprehensive loss – translation, net	—	—	—	(1,609)	—	(1,609)
Net loss	—	—	—	—	(3,729,299)	(3,729,299)

Balances at March 31, 2023	41,085,520	$41,086	$123,634,774	$(22,081)	$(116,060,325)	$7,593,454

Issuance of common stock on convertible instruments	1,500,000	1,500	(1,500)	—	—	—
Share based compensation	—	—	509,232	—	—	509,232
Issuance of common stock for services	216,666	216	223,449	—	—	223,665
Issuance of warrants on convertible instruments	—	—	1,269,669	—	—	1,269,669
Accumulated Comprehensive loss – translation, net	—	—	—	(15,773)	—	(15,773)
Net loss	—	—	—	—	(5,610,249)	(5,610,249)

Balances at June 30, 2023	42,802,186	42,802	$125,635,624	$(37,854)	$(121,670,574)	$3,969,998

Balances at December 31, 2023	44,330,099	$44,330	$127,701,710	$(16,583)	$(133,334,783)	$(5,605,326)

Issuance of common stock for note extension	200,000	200	107,800	—	—	108,000
Share based compensation	—	—	271,672	—	—	271,672
Adoption of ASU 2020-06			(2,191,103)		1,259,057	(932,046)
Issuance of warrants on convertible instruments	—	—	768,346	—	—	768,346
Conversion of notes payable to common stock	1,552,000	1,552	386,448	—	—	388,000
Issuance of common stock for services	300,000	300	176,700	—	—	177,000
Accumulated Comprehensive loss – translation, net	—	—	—	(7,437)	—	(7,437)
Net loss	—	—	—	—	(4,670,897)	(4,670,897)
Balances at March 31, 2024	46,382,099	$46,382	$127,221,573	$(24,020)	$(136,746,623)	$(9,502,688)

Issuance of common stock for New note	925,000	925	295,075	—	—	296,000
Share based compensation	—	—	893,648	—	—	893,648

Issuance of warrants on convertible instruments	—	—	1,751,400	—	—	1,745,328
Conversion of notes payable to common stock	6,059,511	6,060	1,375,597	—	—	1,387,726
Issuance of common stock for services	520,000	520	152,150	—	—	152,670
Accumulated Comprehensive loss – translation, net	—	—	—	182	—	182
Net loss	—	—	—	—	(5,326,702)	(5,326,703)
Balances at June 30, 2024	53,886,610	$53,887	$131,689,440	$(23,838)	$(142,073,327)	$(10,353,838)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2024 and 2023
(Unaudited)

	2024	2023
Net loss	$(9,997,599)	$(9,339,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	270,263	267,690
Amortization of debt discount	1,900,654	1,374,655
ROU assets, net	42	616
Non-cash share-based compensation	1,898,989	1,080,523
Changes in working capital items:
Accounts receivable, net	221,501	(142,398)
Inventory, net	946,778	274,016
Prepaid expenses and other current assets	(100,299)	102,444
Deposits	96	(141)
Accounts payable and accrued expenses	479,322	(299,016)
Accrued interest payable	642,192	159,068
Net cash used in operating activities	(3,738,061)	(6,522,091)

Cash flows from investing activities:
Capital expenditures	1,500	(12,613)
Net cash provided by investing activities	1,500	(12,613)

Cash flows from financing activities:
Cash advance from related party	125,000	250,000
Cash advance repayment from related party	(155,000)
Cash advance from shareholder	—	200,000
Proceeds from convertible promissory note	4,705,000	3,150,000
Principal repayment of debt	(1,302,864)	(576,424)
Net cash provided by financing activities	3,372,136	3,023,576

Net cash effect of exchange rate changes on cash	(7,255)	(17,382)

Net change in cash and cash equivalents	(371,680)	(3,528,510)

Cash and cash equivalents, beginning of year	379,978	4,431,745

Cash and cash equivalents, end of period	$8,298	$903,235

Supplemental disclosure of cash flow information:
Cash paid for Interest	$479,463	$180,695

Supplemental disclosure of non-cash investing and financing activities
Notes payable and accrued interest converted to common stock (6,861,422 shares in 2024)	1,769,656	—

Creation of debt discounts from the issuance of equity instruments	2,815,743	2,388,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

Splash Beverage Group, Inc. (the “Company”, “Splash”) seeks to identify, acquire, and build early stage or under-valued beverage brands that have strong growth potential within its distribution system. Splash’s distribution system is comprehensive in the US and is now planning to expand to select attractive international markets. Through its division Qplash, Splash’s distribution reach includes e-commerce access to both business-to-business (B2B) and business-to-consumer (B2C) customers. Qplash markets well known beverage brands to customers throughout the US that prefer delivery direct to their office, facilities, and or homes.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2024 or December 31, 2023.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At June 30, 2024 and December 31, 2023, the Company’s cash on deposit with financial institutions, at times, had not exceeded federally insured limits of $250,000.

Splash Beverage Group, Inc.

  Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated recoverable amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. The Company establishes provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions. At June 30, 2024 and December 31, 2023, our accounts receivable amounts are reflected net of allowances of $669,130 and $890,631, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at June 30, 2024 and December 31, 2023 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. The Company establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $236,100 and $290,524 at June 30, 2024 and December 31, 2023, respectively.

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

Depreciation expense totaled $37,015 and $31,665 for the three months ended June 30, 2024 and June 30, 2023, respectively. For the six months ended June 30, 2024 and June 30, 2023 depreciation expense totaled $74,229 and $78,366 respectively. Property and equipment as of June 30, 2024 and December 31, 2023 consisted of the following:

	2024	2023
Auto	45,420	45,420
Machinery & equipment	1,160,578	1,160,578
Buildings	233,323	233,323
Leasehold improvements	723,639	723,638
Computer Software	5,979	5,979
Office furniture & equipment	7,657	9,157
Total cost	2,176,596	2,178,095
Accumulated depreciation	(1,902,522)	(1,828,293)
Property, plant & equipment, net	274,074	349,802

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

The liabilities and indebtedness presented on the condensed consolidated financial statements approximate fair values at June 30, 2024 and December 31, 2023, consistent with recent negotiations of notes payable and due to the short duration of maturities and market rates of interest.

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

Other General and Administrative Expenses

Other General and Administrative expenses includes Amazon selling fees, royalty cost for selling TapouT, cost associated with the outbound shipping and handling of finished goods, insurance cost, consulting cost, legal and audit fees, investor relations expenses, travel & entertainment expenses, occupancy cost and other costs.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at June 30, 2024 and December 31, 2023.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s convertible debt or preferred stock (if any), are not included in the computation if the effect would be anti-dilutive.

Weighted average number of shares outstanding excludes anti-dilutive common stock equivalents, including warrants to purchase shares of common stock and warrants granted by our Board that have not been exercised totaling 99,532,833.

Advertising

The Company conducts advertising for the promotion of its products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. For the three months ended June 30, 2024 and June 30, 2023 the Company recorded advertising expenses of $109,624 and $194,415, respectively. The Company recorded advertising expense of $187,251 and $389,462 for the six months ended June 30, 2024 and 2023, respectively.

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

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives, included in other intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	June 30, 2024
	Gross Amount	Accumulated Amortization	Amortization Period
Finite:			(in years)
Brands	$4,459,000	$1,040,437	15
Customer Relationships	957,000	223,300	15
License	360,000	248,988	11
Total Intangible Assets	$5,776,000	$1,512,725

At the time of acquisition, the Company estimates the fair value of the acquired identifiable intangible assets based upon the facts and circumstances related to the particular intangible asset. Inherent in such estimates are judgments and estimates of future revenue, profitability, cash flows and appropriate discount rates for any present value calculations. The Company preliminarily estimates the value of the acquired identifiable intangible assets and then finalizes the estimated fair values during the purchase allocation period, which does not extend beyond 12 months from the date of acquisition. The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $98,017 for the three months ended June 30, 2024 and 2023. Estimated amortization expense for acquired identifiable intangible assets for fiscal year 2024 and the succeeding years is as follows:

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Future Intangible Asset Amortization Expense
Fiscal Year:
2024 (6 months)	$196,034
2025	392,068
2026	392,068
2027	392,068
2028	363,580
Thereafter	2,527,457
$4,263,275

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

Foreign Currency Gains/Losses

Foreign Currency Gains/Losses — foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. Gains or losses from these translation adjustments are included in the condensed consolidated statement of operations and other comprehensive loss as foreign currency translation gains or losses. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances, are included in foreign currency translation in the condensed consolidated statement of operations and comprehensive loss. The Company incurred foreign currency translation net gain of $182 and net loss of $15,774 for the three months ending June 30, 2024 and 2023, respectively and net loss of $7,255 and $17,382 for the six months ending June 30, 2024 and 2023, respectively.

Liquidity, Capital Resources and Going Concern Considerations

The Company’s consolidated financial statements have been prepared on the basis of US GAAP for a going concern, on the premise that the Company is able to meet its obligations as they come due in the normal course of business. The Company historically has incurred significant losses and negative cash flows from operation since inception and had net-loss of approximately $10.0 million for six-month period ended June 30, 2024 and accumulated deficit of approximately $142.1 million through June 30, 2024. During the six-month period ended June 30, 2024, the Company’s net cash used in operating activities totaled approximately $3.7 million. Additionally, the Company’s current liabilities exceed its current assets, and it has a working capital deficit.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

The Company received approximately $4.7 million from the issuance of debt for the six months ending June 30, 2024. This event served to ensure liquidity of the business through June 30, 2024.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	June 30, 2024	December 31, 2023
Notes Payable and Convertible Notes Payable

In December 2020, the Company entered into a 56- month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% through November 2022 and 4.00% through September 2025 of the previous month’s revenue. Note is due September 2025. Note is guaranteed by a related party see note 6.	17%	268,192	371,693

In April 2021, the Company entered into a six-month loan with an individual in the amount of $84,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to October 31, 2024.	7%	168,000	168,000

In May 2021, the Company entered into a six-month loan with an individual in the amount of $50,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to October 31, 2024.	7%	60,000	60,000

In August 2022, the Company entered into a 56-months auto loan in the amount of $45,420.	2.35%	28,213	32,996

In December 2022, the Company entered into various eighteen-month loans with individuals totaling in the amount of $4,000,000. The notes included 100% warrant coverage. The loans mature in June 2025 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	4,000,000	4,000,000

In February 2023, the Company entered into a twelve-month loan with an entity in the amount of $2,000,000. The convertible note included the issuance of 1,500,000 shares of common stock. The loan matures in February 2024 with conversion price of $0.85 per share and is non-interest bearing. The loan was extended to May, 2024. As of June 2024, the loan was fully converted.	—%	—	1,769,656

In May 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $800,000. The notes included 50% warrant coverage. The loans mature in November 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	800,000	800,000

In June 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $350,000. The notes included 50% warrant coverage. The loans mature in December 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	350,000	350,000

In July 2023, the Company entered into a twelve-month loan with an individual in the amount of $750,000. The note included 50% warrant coverage. The loan matures in July 2024 with principal and interest due at maturity with conversion price of $1.00 per share. The loan was extended to September 2024.	12%	750,000	750,000

In July 2023, the Company entered into a twelve-month loan with an individual in the amount of $100,000. The note included 50% warrant coverage. The loan matures in January 2025 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	100,000	100,000

In August 2023, the Company entered into a twelve-month loan with an individual in the amount of $300,000. The convertible note included the issuance of 150,000 shares of common stocks. The loan matures in August 2024 with principal and interest due at maturity with conversion price of $0.85 per share and is non-interest bearing.	—%	300,000	300,000

In October 2023, the Company entered into a three-month loan with an individual in the amount of $500,000. The loan matures in January 2024 with principal and interest due at maturity. The loan was extended to September 2024.	10%	500,000	500,000

In October 2023, the Company entered into a loan with an individual in the amount of $196,725 The loan matures in March 2024. Note is guaranteed by a related party. As of March 2024, the loan was fully paid off.	—%	—	91,785

In October 2023, the Company entered into a loan with an individual in the amount of $130,000. The loan requires payment of 17% of daily Shopify sales.	—%	70,783	88,431

In October 2023, the Company entered into a eighteen-month loan with individuals totaling in the amount of $1,250,000. The note included 100% warrant coverage. The loan matures in April 2025 with principal and interest due at maturity with conversion price of $1.00 per share	12%	1,250,000	1,250,000

In December 2023, we entered into a 2.5-month loan with an individual in the amount of $450,000. The loan had a maturity of March 2024 with principal and interest due at maturity. The loan was extended to September 2024.	10%	450,000	450,000

In January 2024, we entered into a loan in the amount of $500,000. The loan had a maturity of March 2024 with principal and interest due at maturity. It was paid off with a new loan in April 2024	—%	—	—

In January 2024, we entered into a 18-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan had a maturity of July 2025 with principal and interest due at maturity with conversion price of $0.50 per share.	12%	250,000	—

In February 2024, we entered into a 18-month loan with an individual in the amount of $150,000. The note included 100% warrant coverage. The loan had a maturity of August 2025 with principal and interest due at maturity with conversion price of $0.40 per share.	12%	150,000	—

In February 2024, we entered into a 6-month loan with an individual in the amount of $315,000. The note included 60% warrant coverage. The loan had a maturity of August 2024 with principal and interest due at maturity with conversion price of $0.38 per share	12%	315,000	—

In February 2024, the Company entered into a 18-month loan with an entity in the amount of $250,000. The note included 100% warrant coverage. The loan matures in August 2025 with principal and interest due at maturity with conversion price of $0.46 per share	12%	250,000	—

In April 2024, we entered into a commercial financing agreement in the amount of $815,000 and will be paid weekly until the loan is paid in full.	—%	595,496	—

In May 2024, the Company entered into an eighteen-month loan with individuals totaling in the amount of $1,850,000. The note included warrant coverage. The loan matures in November 2026 with principal and interest due at maturity with conversion price of $0.40 per share	12%	1,850,000	—

In June 2024, we entered into a merchant cash advance agreement in the amount of $325,000 to be paid weekly until the loan is paid in full.	—%	255,357	—

In June 2024, we entered into a revenue purchase agreement in the amount of $250,000. 4% of revenue will be paid weekly until the loan is paid in full.	—%	250,000	—

	Total notes payable	$13,011,041	$11,082,561

	Less notes discount	(2,859,429)	(2,876,387)
	Less current portion	(8,719,203)	(7,748,518)

	Long-term notes payable	$1,432,409	$457,656

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

Interest expense on notes payable was $607,903 and $170,078 for the three months ended June 30, 2024 and 2023, respectively. Interest expense on notes payable was $1,130,480 and $333,985 for the six months ended June 30, 2024 and 2023, respectively.

The Company recognized approximately $1,013,815 and approximately $891,608 of interest expense attributable to the amortization of the debt discount during the three months ended June 30, 2024 and 2023, respectively. The Company recognized approximately $1,900,656 and approximately $1,374,655 of interest expense attributable to the amortization of the debt discount during the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024, and December 31, 2023, the balance of the unamortized debt discount was $2,859,430 and $1,944,348 respectively. The Company adopted ASU 2020-06 on January 1, 2024, which resulted in the reversal of the original bifurcated derivative (BCF) amount to additional paid in capital for $2,191,103, reversal of the unamortized debt discount related to the bifurcated derivative (BCF) for $932,047 with the balance being recorded through retained earnings for $1,259,056.

	Interest Rate	June 30, 2024	June 30, 2023
Shareholder Notes Payable

In April 2024, revised Feb 2023 shareholder advance in the amount of $200,000. The annual interest rate is 12% with a conversion price of $0.35 per share. The revised note included 571,429 share of warrant coverage. The loan matures in July 2025 with interest due semi-annually.	12%	200,000	200,000

	Less current portion	(200,000)	(200,000)

	Long-term notes payable	$—	$—

Interest expense on related party notes payable was $6,000 and $0 for the three months ended June 30, 2024 and 2023, respectively. Interest expense on related party notes payable was $12,000 and $0 for the six months ended June 30, 2024 and 2023, respectively. The Company’s effective interest rate was 25.32% for the six months ended June 30, 2024.

As of June 30, 2024, the Company’s convertible note balances are convertible into 16,357,324 shares of common stock

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

The Company has accrued guaranteed minimum royalty payments of $165,000 for the three months ended June 30, 2024 and there were no unpaid royalties at June 30, 2023. The royalty payment is included in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 5– Stockholders’ Equity

Common Stock

On September 29, 2023, the Company entered into a securities purchase agreement with certain accredited investors. Pursuant to such agreements, the Company sold: (i) senior convertible notes in the aggregate original principal amount of $1,250,000, convertible into up to 1,470,588 shares of common stock of the Company, par value $0.001 per share (“Common Stock”), subject to adjustments as provided in the Notes, (ii) 625,000 shares of Common Stock (the “Commitment Shares”), (ii) warrants to acquire up to an aggregate of 1,250,000 additional shares of Common Stock (the “Warrants”) at an exercise price of $0.85 per Warrant Share.

On May 1, 2024, the Company entered into a securities purchase agreement with certain accredited investors. Pursuant to such agreements, the Company sold: (i) senior convertible notes in the aggregate original principal amount of $1,850,000, convertible into up to 4,625,000 shares of Common Stock, subject to adjustments as provided in the Notes, (ii) 925,000 shares of Common Stock (the “Commitment Shares”), (ii) warrants to initially acquire up to an aggregate of 4,625,000 additional shares of Common Stock (the “Warrants”) at an exercise price of $0.85 per Warrant Share.

During the six-months ended June 30, 2024, the Company granted share-based awards to certain consultants totaling 530,000 shares of common stock at a weighted average price of $0.41, 200,000 shares for extension of note, 7,611,511 shares on conversion of convertible instruments, 925,000 shares on debt discount and 290,000 shares for non-cash compensation.

A convertible promissory note was issued to shareholder on April 15, 2024 to cover advance $200,000 at 12% with conversion price of $0.35 per share. The note included 571,429 share of warrant coverage. The loan matures in July 2025 with principal and interest due semi-annually. Accrued interest of advance $27,370 will be made on or before August 15, 2024.

Stock Plan

2020 Plan

In July 2020, the Board adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights, Performance Units and Performance Bonuses to consultants and eligible recipients. The total number of shares that may be issued under the 2020 plan was 1,685,825 at the time the 2020 plan was adopted as of June 30, 2024.

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

In October 2023, the shareholders voted to increase the number of shares issuable under the Plan to 7.5%.

The following is a summary of the Company’s stock option activity:

Options	June 30, 2024		June 30, 2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance - January 1*	4,259,008	$1.13	1,151,000	$1.12

Granted	630,000	0.59	65,000	1.08
Exercises	—	—	—	—
Cancelled	—	—	—	—

Balance – March 31,	4,889,008	$1.06	1,216,000	$1.12

Granted	3,855,000	0.33	3,376,008	1.13
Exercises	—	—	—	—
Cancelled	—	—	—	—

Balance – June 30,	8,744,008	$0.74	4,592,008	$1.13

Exercisable – June 30,	6,855,155	$0.82	3,608,923	$1.12

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 5– Stockholders’ Equity, continued

During the three-month period ended June 30, 2024 and June 30, 2023, the company granted 3,855,000 and 3,376,008 options to employees and directors at weighted average strike price of $0.33 under the 2020 plan. 1,200,000 shares were granted to CEO, Robert Nistico, 750,000 shares to CMO, William Meissner, 750,000 shares to CFO, Julius Ivancsits and 475,000 shares to the Board director, Bill Caple.

The fair value of stock options granted in the period has been measured at $3,855,000 using the Black-Scholes option pricing model with the following assumptions: exercise price $0.33 - $0.53, expected life 5 to 7 years, expected volatility 254%, expected dividends 0%, risk free rate 4.64%.

Note 6 – Related Parties

During the normal course of business, the Company incurred expenses related to services provided by the CEO or Company expenses paid by the CEO, resulting in related party payables. In conjunction with the acquisition of Copa di Vino, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Note Payable with a balance of $268,192 at June 30, 2024 and $672,695 at June 30,2023.

There were related party advances from our chief executive officer in the amount of approximately $0.4 million outstanding as of June 30, 2024 and approximately $0.4 million as of December 31, 2023. A shareholder note payable outstanding in the amount of $0.2 million as of June 30, 2024.

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

Note 8 –Leases

The Company has various operating lease agreements primarily related to real estate and office. The Company’s real estate leases represent a majority of the lease liability. Lease payments are mainly fixed. Any variable lease payments, including utilities, and common area maintenance are expensed during the period incurred. Variable lease costs were immaterial for the quarter ended June 30, 2024 and 2023. A majority of the real estate leases include options to extend the lease. Management reviews all options to extend at the inception of the lease and account for these options when they are reasonably certain of being exercised.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on the Company’s condensed consolidated statement of operations and comprehensive loss. Operating lease cost was $163,590 and $182,658 during the six-month period ended June 30, 2024 and 2023, respectively.

The following table sets for the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet at June 30, 2024

Undiscounted Future Minimum Lease Payments	Operating Lease

2024 (Six months remaining)	143,336
2025	287,193
2026	17,857
Total	448,386
Amount representing imputed interest	(18,793)
Total operating lease liability	429,593
Current portion of operating lease liability	270,606
Operating lease liability, non-current	$158,986

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 8 –Leases, continued

The table below presents lease-related terms and discount rates at June 30, 2024:

Remaining term on leases	1 to 24 months
Incremental borrowing rate	5.0%

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

Note: The Copa di Vino business is included in our Splash Beverage Group segment.

	Three Months Ended June 30		Six Months Ended June 30
Revenue	2024	2023	2024	2023
Splash Beverage Group	$1,023,405	$1,126,971	$2,223,687	$3,025,939
E-Commerce	23,377	4,067,980	363,775	7,991,739

Net revenues, continuing operations	1,046,782	5,194,951	2,587,462	11,017,678

Contribution after Marketing
Splash Beverage Group	34,576	(528,905)	1,095	(815,836)
E-Commerce	(4,958)	1,563,619	(10,316)	2,875,222
Total contribution after marketing	29,618	1,034,714	(9,221)	2,059,386

Contracted services	201,036	331,297	419,865	712,302
Salary and wages	1,243,175	1,364,136	2,478,101	2,598,263
Non-cash share-based compensation	1,342,317	641,097	1,898,989	856,857
Other general and administrative	934,010	2,919,533	2,135,041	5,568,234
Loss from continuing operations	$(3,690,920)	$(4,221,349)	$(6,941,217)	$(7,676,270)

Total assets	June 30, 2024	December 31, 2023
Splash Beverage Group	7,995,774	9,188,213
E-Commerce	62,038	710,555

Total assets	$8,057,812	$9,898,768

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

On June 5, 2024, the Company received notification from the NYSE American LLC (“NYSE American”) indicating that it is not in compliance with the NYSE American’s continued listing standards under Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”), requiring a listed company to have stockholders’ equity of $6 million or more if the listed company has reported losses from continuing operations and/or net losses in its five most recent fiscal years. The Company is now subject to the procedures and requirements of Section 1009 of the Company Guide. If the Company is not in compliance with the continued listing standards by April 6, 2025 or if the Company does not make progress consistent with the Plan during the plan period, the NYSE American may commence delisting procedures.

Note 11 – Subsequent Events

In July 2024, the Company entered into an approximately $0.3 million merchant cash advance agreement for a period of 13 weeks until the loan is paid in full.

In July 2024, a $0.4 million convertible note with accrued interest matured in June 2024 was converted into common stocks at $0.25 per share.

The Company granted 358,334 shares in July in exchange for services under the 2020 plan.

The maturity dates of the related party notes were extended to October 2024 with 4% interest.

At the Special Meeting of Stockholders held on July 31, 2024, The Company’s Stockholders approved the issuance of shares of our common stock, representing more than 20% of our Common Stock outstanding upon the conversion of Convertible Notes and Warrants issued to certain accredited investors on May 1, 2024, respectively convertible into up to 4,625,000 shares of Common Stock and exercisable into 4,625,000 shares of Common Stock, which amount would be in excess of 19.99% of the issued and outstanding shares of Common Stock, in accordance with section 713 of the NYSE American LLC Company Guide.

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

Results of Operations for the Three Months and Six Months Ended June 30, 2024 compared to Three Months and Six Months Ended June 30, 2023.

Revenue

Revenues for the three months ended June 30, 2024 were approximately $1.1 million compared to revenues of approximately $5.2 million for the three months ended June 30, 2023. Part of the $4.1 million decrease in sales is due to a decrease in our beverage sales of $0.1 million. Additionally, revenues from our vertically integrated B2B and B2C e-commerce distribution platform called Qplash decreased approximately $4.0 million or 97.5% due to low inventory. Total sales declined due to limited liquidity to procure inventory to drive third-party sales.

Revenue for the six months ended June 30, 2024 was $2.6 million compared to revenues of $11 million for the six months ended June 30, 2023. The $8.4 million decrease in sales is driven by decreases in both the e-commerce and beverage businesses which decreased $7.6 million and $0.8 million respectively. Qplash’s decreased revenue due to low inventory.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2024 was $0.8 million compared to cost of goods sold for the three months ended June 30, 2023 of $3.4 million. The $2.6 million decrease in cost of goods sold for the three-month period ended June 30, 2023 was driven by decreased sales.

Cost of goods sold for the six months ended June 30, 2024 was $2.2 million compared to cost of goods sold for the six months ended June 30, 2023 of $7.5 million. The $5.3 million decrease in cost of goods sold for the six-month period ended June 30, 2023 was driven by decreased sales in both the e-commerce and beverage business.

Operating Expenses

Operating expenses for the three months ended June 30, 2024 was $3.9 million compared to $6.0 million for the three months ended June 30, 2023 a decrease of $2.1 million. The decrease in operating expenses was primarily due to a reduction in marketing expense, freight cost and Amazon selling fees partially offset by increases for the non-cash expenses.

Operating expenses for the six months ended June 30, 2024 was $7.3 million compared to $11.2 million for the six months ended June 30, 2023 a decrease of $3.9 million. The decrease in operating expenses was primarily due to marketing expense, contracted services, freight cost and Amazon selling fees partially offset by increases for the non-cash expenses.

The net loss for the three months ended June 30, 2024 was $5.3 million as compared to a net loss of approximately $5.6 million for the three months ended June 30, 2023. The decrease in net loss is due to lower debt discount expense. The net loss for the six months ended June 30, 2024 was $10 million as compared to a net loss of approximately $9.4 million for the six months ended June 30, 2023. The increase in net loss is due to higher debt discount and interest expenses.

Net Other Income and Expense

Interest expense for the three and six months ended June 30, 2024 was $0.6 million and $1.2 million respectively. For the three and six months ended June 30, 2023 the interest expenses was $0.2 million and $0.3 million respectively due to additional convertible notes issued in 2024.

Interest expenses for the three months ended June 30, 2024 was $0.6 million compared to $0.2 million for the three months ended June 30, 2023. The $0.4 million increase in interest expense is due to new loans with a principal of $3.2 million. Interest expenses for the six months ended June 30, 2024 was $1.2 million compared to $0.3 million for the three months ended June 30, 2023. The $0.9 million increase in interest expense is due to new loans with a principal of $4.7 million with higher interest rates.

Other expenses were $0.0 and $0.1 million for the three months ended June 30, 2024 and June 30, 2023 respectively.. Other expenses were $0.2 and other income was $0.05 million for the six months ended June 30, 2024 and June 30, 2023 respectively. The income in 2023 was related to an insurance settlement.

Amortization of debt discount for the three months ended June 30, 2024 was approximately $1.0 million compared to $1.1 million for three months ended June 30, 2023. Amortization of debt discount for the six months ended June 30, 2024 was approximately $1.9 million compared to $1.4 million for six months ended June 30, 2023.

LIQUIDITY, GOING CONCERN CONSIDERATIONS AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2024, the Company had total cash and cash equivalents of $8,298, as compared with $379,978 at December 31, 2023.

Net cash used for operating activities during the six months ended June 30, 2024 was $3.8 million as compared to the net cash used by operating activities for the six months ended June 30, 2023 of $6.5 million. The primary reasons for the change in net cash used were reduced operating expenses, lower procurement of raw material and finished goods.

For the period ending June 30, 2024, $1,500 furniture was returned to vendor. For the period June 30, 2023, the Company had leasehold improvements of $12,613 related to our Copa Di Vino production site.

Net cash provided by financing activities during the six months ended June 30, 2024 was $3.4 million compared to $3.0 million provided from financing activities for the six months ended June 30, 2023. During the six months ended June 30, 2024, the Company received $4.7 million for convertible note, which was offset by repayments to debt holders of $1.3 million and $0.03 million to related party cash advance.

The Company plans to raise up to $8.0 million to fund acquisitions, equipment purchases and working capital.

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

CONTRACTUAL OBLIGATIONS

Minimum Royalty Payments:

The Company have a licensing agreement with ABG TapouT, LLC (“TapouT”). Under the licensing agreement, the Company has minimum royalty payments to TapouT of $330,000 for the six months remaining in 2024.

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

Fair Value Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis. Fair value measurements involve significant judgment and estimation, particularly when observable inputs are limited or not available. Management utilizes valuation techniques such as discounted cash flow models, market comparable, and third-party appraisals to determine fair values.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2024. The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

The Company plans to implement additional internal controls or enhance existing internal controls to strengthen its control environment. Subsequent to the quarter ended June 30, 2024, the company is reviewing a plan to engage additional internal staff, external staff, or an advisory firm to provide support on technical issues related to U.S. GAAP as related to the maintenance of our accounting books and records and the preparation of our financial statements.

Changes in Internal Control Over Financial Reporting

Except with respect to the above, during the quarter ended June 30, 2024, there were no additional changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

No new risk factors noted since our Annual Report on Form 10-K for the year ended December 31, 2023 was filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SPLASH BEVERAE GROUP, INC.

Date: August 14, 2024	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO
(Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Julius Ivancsits
Julius Ivancsits, CFO
(Principal Accounting Officer and Principal Financial Officer)