Form 10-Q
period 2024-09-30
SPLASH BEVERAGE GROUP, INC.
filed 2024-11-15
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

☐ Yes ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

 As of November 14, 2024, there were 61,711,017 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.
FORM 10-Q
September 30, 2024

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.
Condensed Consolidated Financial Statements

September 30, 2024

Splash Beverage Group, Inc.
Condensed Consolidated Balance Sheets
September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$456,889	$379,978
Accounts receivable, net	595,305	890,631
Prepaid expenses	406,493	220,320
Inventory	1,341,436	2,252,469
Other receivables	239,817	233,850
Total current assets	3,039,940	3,977,248

Non-current assets:
Deposits	$49,849	$49,446
Goodwill	256,823	256,823
Intangible assets, net	4,165,258	4,459,309
Investment in Salt Tequila USA, LLC	250,000	250,000
Right of use assets	360,654	556,140
Property and equipment, net	241,766	349,802
Total non-current assets	5,324,350	5,921,520

Total assets	$8,364,290	$9,898,768

Liabilities and Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$5,580,252	$4,444,286
Right of use liability, current portion	274,574	262,860
Related party notes payable	389,000	380,000
Notes payable, net of discounts	8,974,659	7,748,518
Shareholder advances	200,000	200,000
Accrued interest payable	2,362,268	1,714,646
Total current liabilities	17,780,753	14,750,310

Long-term liabilities:
Notes payable, net of discounts	1,322,870	457,656
Right of use liability – net of current portion	88,740	296,128
Total long-term liabilities	1,411,610	753,784

Total liabilities	19,192,363	15,504,094

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par, 300,000,000 shares authorized, 61,230,548 shares issued, 44,330,099 shares outstanding at September 30, 2024 and December 31, 2023	61,231	44,330
Additional paid in capital	135,842,349	127,701,710
Accumulated other comprehensive loss	61,236	(16,583)
Accumulated deficit	(146,792,889)	(133,334,783)
Total stockholders’ equity	(10,828,073)	(5,605,326)

Total liabilities and stockholders’ equity	$8,364,290	$9,898,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months and Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	Three months ended September 30		Nine months ended September 30,
	2024	2023	2024	2023
Net revenues	981,858	5,144,069	3,569,320	16,161,747
Cost of goods sold	(690,839)	(3,847,202)	(2,870,256)	(11,326,298)
Gross profit	291,019	1,296,867	699,064	4,835,449

Operating expenses:
Contracted services	208,211	382,096	628,076	1,094,398
Salary and wages	1,101,700	1,195,916	3,579,801	3,794,179
Non-cash share-based compensation	186,682	367,244	2,085,671	1,224,101
Other general and administrative	1,236,098	3,048,779	3,371,139	8,617,013
Sales and marketing	227,921	626,363	645,187	2,105,559
Total operating expenses	2,960,612	5,620,398	10,309,874	16,835,250

Loss from operations	(2,669,593)	(4,323,531)	(9,610,810)	(11,999,801)

Other income/(expense):
Interest income	736	348	1,571	1,668
Interest expense	(890,471)	(221,488)	(2,045,131)	(561,249)
Other Income/Expense	(35)	—	(1,937)	49,819
Legal reserve	(330,000)	—	(330,000)	—
Amortization of debt discount	(830,200)	(1,125,410)	(2,730,854)	(2,500,065)
Total other income/(expense)	(2,049,970)	(1,346,550)	(5,106,351)	(3,009,827)

Provision for income taxes	—	—	—	—

Net loss	$(4,719,563)	$(5,670,081)	$(14,717,161)	$(15,009,628)

Other Comprehensive Income (Loss)
Foreign currency translation loss	85,074	29,406	77,819	12,024

Total Comprehensive Income (Loss)	$(4,634,489)	$(5,640,675)	$(14,639,342)	$(14,997,604)

(Loss) per share - continuing operations
Basic and diluted	$(0.08)	$(0.13)	$(0.29)	$(0.36)

Weighted average number of common shares outstanding - continuing operations
Basic and diluted	5,272,802	42,812,058	51,393,262	41,991,259

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

 Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Nine months ended September 30, 2024 and 2023

(Unaudited)

	Common Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity
Balances at December 31, 2022	41,085,520	$41,086	$121,632,546	$(20,472)	$(112,331,026)	$9,322,134

Common stock issuable and beneficial conversion feature on convertible 12-month promissory note	—	—	1,786,468	—	—	1,786,468
Share based compensation	—	—	215,760	—	—	215,760
Accumulated Comprehensive loss – translation, net	—	—	—	(1,609)	—	(1,609)
Net loss	—	—	—	—	(3,729,299)	(3,729,299)

Balances at March 31, 2023	41,085,520	$41,086	$123,634,774	$(22,081)	$(116,060,325)	$7,593,454

Issuance of common stock on convertible instruments	1,500,000	1,500	(1,500)	—	—	—
Share based compensation	—	—	509,232	—	—	509,232
Issuance of common stock for services	216,666	216	223,449	—	—	223,665
Issuance of warrants on convertible instruments	—	—	1,269,669	—	—	1,269,669
Accumulated Comprehensive loss – translation, net	—	—	—	(15,773)	—	(15,773)
Net loss	—	—	—	—	(5,610,249)	(5,610,249)

Balances at June 30, 2023	42,802,186	$42,802	$125,635,624	$(37,854)	$(121,670,574)	$3,969,998

Debt discount from convertible instrument	—	—	79,817	—	—	79,817
Share based compensation	—	—	300,912	—	—	300,912
Issuance of common stock for services	99,999	100	66,232	—	—	66,332
Issuance of warrants on convertible instruments	—	—	565,786	—	—	565,786
Accumulated Comprehensive loss – translation, net	—	—	—	29,406	—	29,406
Net loss	—	—	—	—	(5,670,081)	(5,670,081)

Balances at September 30, 2023	42,902,185	$42,902	$126,648,371	$(8,448)	$(127,340,655)	$(657,830)

Balances at December 31, 2023	44,330,099	$44,330	$127,701,710	$(16,583)	$(133,334,783)	$(5,605,326)

Issuance of common stock for note extension	200,000	200	107,800	—	—	108,000
Share based compensation	—	—	271,672	—	—	271,672
Adoption of ASU 2020-06			(2,191,103)		1,259,057	(932,046)
Issuance of warrants on convertible instruments	—	—	768,346	—	—	768,346
Conversion of notes payable to common stock	1,552,000	1,552	386,448	—	—	388,000
Issuance of common stock for services	300,000	300	176,700	—	—	177,000
Accumulated Comprehensive loss – translation, net	—	—	—	(7,437)	—	(7,437)
Net loss	—	—	—	—	(4,670,897)	(4,670,897)
Balances at March 31, 2024	46,382,099	$46,382	$127,221,573	$(24,020)	$(136,746,623)	$(9,502,688)

Issuance of common stock for convertible note	925,000	925	295,070	—	—	295,995
Share based compensation	—	—	893,648	—	—	893,648

Issuance of warrants on convertible instruments	—	—	1,751,400	—	—	1,751,400
Conversion of notes payable to common stock	6,059,511	6,060	1,375,597	—	—	1,381,657
Issuance of common stock for services	520,000	520	152,150	—	—	152,670
Accumulated Comprehensive loss – translation, net	—	—	—	182	—	182
Net loss	—	—	—	—	(5,326,702)	(5,326,702)
Balances at June 30, 2024	53,886,610	$53,887	$131,689,440	$(23,838)	$(142,073,327)	$(10,353,838)
Share based compensation	—	—	147,656	—	—	147,656
Issuance of common stock for convertible note	300,000	300	134,700			135,000
Issuance of warrants on convertible instruments	—	—	1,813,573	—	—	1,813,573
Conversion of notes payable to common stock	5,934,748	5,935	1,723,064	—	—	1,728,999
Issuance of common stock for services	1,109,190	1,109	333,916	—	—	335,025
Accumulated Comprehensive loss – translation, net	—	—	—	85,074	—	85,074
Net loss	—	—	—	—	(4,719,562)	(4,719,562)
Balances at September 30, 2024	61,230,548	$61,231	$135,842,349	$61,236	$(146,792,889)	$(10,828,073)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2024 and 2023
(Unaudited)

	2024	2023
Net loss	$(14,717,161)	$(15,009,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	405,322	403,948
Amortization of debt discount	2,730,854	2,500,065
ROU assets, net	(189)	3,453
Common stock issued for services		289,998
Non-cash share-based compensation	2,085,671	1,224,101
Changes in working capital items:
Accounts receivable, net	295,326	299,417
Inventory, net	911,033	813,846
Prepaid expenses and other current assets	(192,139)	90,061
Deposits	(403)	(108)
Accounts payable and accrued expenses	1,425,795	526,290
Accrued interest payable	672,427	354,792
Net cash used in operating activities	(6,383,464)	(8,503,765)

Cash flows from investing activities:
Capital expenditures	(3,235)	(12,613)
Net cash provided by investing activities	(3,235)	(12,613)

Cash flows from financing activities:
Cash advance from related party	164,000	426,000
Cash advance repayment from related party	(155,000)	—
Cash advance from shareholder	—	200,000
Proceeds from convertible promissory note	7,919,000	4,300,000
Principal repayment of debt	(1,542,209)	(757,270)
Net cash provided by financing activities	6,385,791	4,168,730

Net cash effect of exchange rate changes on cash	77,819	12,024

Net change in cash and cash equivalents	76,911	(4,335,624)

Cash and cash equivalents, beginning of year	379,978	4,431,745

Cash and cash equivalents, end of period	$456,889	$96,121

Supplemental disclosure of cash flow information:
Cash paid for Interest	$536,338	$206,456

Supplemental disclosure of non-cash investing and financing activities
Notes payable and accrued interest converted to common stock (13,546,259 shares in 2024)	3,356,138	—

Creation of debt discounts from the issuance of equity instruments	3,764,023	3,099,940

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2024 or December 31, 2023.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At September 30, 2024, the Company had $120,275 in excess of the federally insured limits. At December 31, 2023, the Company’s cash on deposit with financial institutions, at times, had not exceeded federally insured limits of $250,000.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated recoverable amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. The Company establishes provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions. At September 30, 2024 and December 31, 2023, our accounts receivable amounts are reflected net of allowances of $595,305 and $890,631, respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at September 30, 2024 and December 31, 2023 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. The Company establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $227,186 and $290,524 at September 30, 2024 and December 31, 2023, respectively.

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

Depreciation expense totaled $37,043 and $38,242 for the three months ended September 30, 2024 and September 30, 2023, respectively. For the nine months ended September 30, 2024 and September 30, 2023 depreciation expense totaled $111,271 and $98,285 respectively. Property and equipment as of September 30, 2024 and December 31, 2023 consisted of the following:

	2024	2023
Auto	45,420	45,420
Machinery & equipment	1,165,313	1,160,578
Buildings	233,323	233,323
Leasehold improvements	723,638	723,638
Computer Software	5,979	5,979
Office furniture & equipment	7,657	9,157
Total cost	2,181,330	2,178,095
Accumulated depreciation	(1,939,564)	(1,828,293)
Property, plant & equipment, net	241,766	349,802

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

The liabilities and indebtedness presented on the condensed consolidated financial statements approximate fair values at September 30, 2024 and December 31, 2023, consistent with recent negotiations of notes payable and due to the short duration of maturities and market rates of interest.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at September 30, 2024 and December 31, 2023.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s convertible debt or preferred stock (if any), are not included in the computation if the effect would be anti-dilutive.

Weighted average number of shares outstanding excludes anti-dilutive common stock equivalents, including warrants to purchase shares of common stock and warrants granted by our Board that have not been exercised totaling 107,196,348.

Advertising

The Company conducts advertising for the promotion of its products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. For the three months ended September 30, 2024 and September 30, 2023 the Company recorded advertising expenses of $216,359 and $248,512, respectively. The Company recorded advertising expense of $403,610 and $1,075,127 for the nine months ended September 30, 2024 and 2023, respectively.

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

The gross amounts and accumulated amortization of the Company’s acquired identifiable intangible assets with finite useful lives, included in other intangible assets, net in the accompanying consolidated balance sheets, were as follows:

	September 30, 2024
	Gross Amount	Accumulated Amortization	Amortization Period
Finite:			(in years)
Brands	$4,459,000	$1,114,754	15
Customer Relationships	957,000	239,250	15
License	360,000	256,738	11
Total Intangible Assets	$5,776,000	$1,610,742

At the time of acquisition, the Company estimates the fair value of the acquired identifiable intangible assets based upon the facts and circumstances related to the particular intangible asset. Inherent in such estimates are judgments and estimates of future revenue, profitability, cash flows and appropriate discount rates for any present value calculations. The Company preliminarily estimates the value of the acquired identifiable intangible assets and then finalizes the estimated fair values during the purchase allocation period, which does not extend beyond 12 months from the date of acquisition. The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $98,017 for the three months ended September 30, 2024 and 2023. Estimated amortization expense for acquired identifiable intangible assets for fiscal year 2024 and the succeeding years is as follows:

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Future Intangible Asset Amortization Expense
Fiscal Year:
2024 (3 months)	$98,017
2025	392,068
2026	392,068
2027	392,068
2028	363,580
Thereafter	2,527,457
$4,165,258

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

Foreign Currency Gains/Losses

Foreign Currency Gains/Losses — foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. Gains or losses from these translation adjustments are included in the condensed consolidated statement of operations and other comprehensive gain as foreign currency translation gains or losses. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances, are included in foreign currency translation in the condensed consolidated statement of operations and comprehensive gain. The Company incurred foreign currency translation net gain of $85,074 and $29,406 for the three months ending September 30, 2024 and 2023, respectively and net gain of $77,819 and $12,024 for the nine months ending September 30, 2024 and 2023, respectively.

Liquidity, Capital Resources and Going Concern Considerations

The Company’s consolidated financial statements have been prepared on the basis of US GAAP for a going concern, on the premise that the Company is able to meet its obligations as they come due in the normal course of business. The Company historically has incurred significant losses and negative cash flows from operation since inception and had net-loss of approximately $14.0 million for nine-month period ended September 30, 2024 and accumulated deficit of approximately $146.8 million through September 30, 2024. During the nine-month period ended September 30, 2024, the Company’s net cash used in operating activities totaled approximately $6.4 million. Additionally, the Company’s current liabilities exceed its current assets, and it has a working capital deficit.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

The Company received approximately $7.9 million from the issuance of debt for the nine months ending September 30, 2024. This event served to ensure liquidity of the business through September 30, 2024.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	September 30, 2024	December 31, 2023
Notes Payable and Convertible Notes Payable

In December 2020, the Company entered into a 56- month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% through November 2022 and 4.00% through September 2025 of the previous month’s revenue. Note is due September 2025. Note is guaranteed by a related party see note 6.	17%	232,776	371,693

In April 2021, the Company entered into a six-month loan with an individual in the amount of $84,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to April 2025.	7%	168,000	168,000

In May 2021, the Company entered into a six-month loan with two individuals totaling $60,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to April 2025.	7%	60,000	60,000

In August 2022, the Company entered into a 56-months auto loan in the amount of $45,420.	2.35%	25,742	32,996

In December 2022, the Company entered into various eighteen-month loans with individuals totaling in the amount of $4,000,000. The notes included 100% warrant coverage. The loans mature in June 2025 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	3,600,000	4,000,000

In February 2023, the Company entered into a twelve-month loan with an entity in the amount of $2,000,000. The convertible note included the issuance of 1,500,000 shares of common stock. The loan matures in February 2024 with conversion price of $0.85 per share and is non-interest bearing. The loan was extended to May, 2024. As of June 2024, the loan was fully converted.	—%	—	1,769,656

In May 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $800,000. The notes included 50% warrant coverage. The loans mature in November 2024 with principal and interest due at maturity with conversion price of $1.00 per share. The loans were extended to May 2025.	12%	800,000	800,000

In June 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $350,000. The notes included 50% warrant coverage. The loans mature in December 2024 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	350,000	350,000

In July 2023, the Company entered into a twelve-month loan with an individual in the amount of $750,000. The note included 50% warrant coverage. The loan matures in July 2024 with principal and interest due at maturity with conversion price of $1.00 per share. The loan was fully converted in September 2024.	12%	—	750,000

In July 2023, the Company entered into a twelve-month loan with an individual in the amount of $100,000. The note included 50% warrant coverage. The loan originally matures in June 2024 with principal and interest due at maturity with conversion price of $1.00 per share. The loan was extended to January 2025.	12%	100,000	100,000

In August 2023, the Company entered into a twelve-month loan with an individual in the amount of $300,000. The convertible note included the issuance of 150,000 shares of common stocks. The loan matures in August 2024 with principal due at maturity with conversion price of $0.85 per share and is non-interest bearing. Partial of the note was converted into common stock.	—%	43,000	300,000

In October 2023, the Company entered into a three-month loan with an individual in the amount of $500,000. The loan matures in January 2024 with principal and interest due at maturity. The loan was extended to February 2025.	10%	500,000	500,000

In October 2023, the Company entered into a loan with an individual in the amount of $196,725 The loan matures in March 2024. Note is guaranteed by a related party. As of March 2024, the loan was fully paid off.	—%	—	91,785

In October 2023, the Company entered into a loan with an individual in the amount of $130,000. The loan requires payment of 17% of daily Shopify sales.	—%	66,278	88,431

In October 2023, the Company entered into a eighteen-month loan with individuals totaling in the amount of $1,250,000. The note included 100% warrant coverage. The loan matures in April 2025 with principal and interest due at maturity with conversion price of $1.00 per share. Partial principal and 1st year interest were converted in September 2024.	12%	1,242,635	1,250,000

In December 2023, the Company entered into a 2.5-month loan with an individual in the amount of $450,000. The loan had a maturity of March 2024 with principal and interest due at maturity. The loan was extended to February 2025.	10%	450,000	450,000

In January 2024, the Company entered into a 18-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan had a maturity of July 2025 with principal and interest due at maturity with conversion price of $0.50 per share.	12%	250,000	—

In February 2024, the Company entered into a 18-month loan with an individual in the amount of $150,000. The note included 100% warrant coverage. The loan had a maturity of August 2025 with principal and interest due at maturity with conversion price of $0.40 per share.	12%	150,000	—

In February 2024, the Company entered into a 6-month loan with an individual in the amount of $315,000. The note included 60% warrant coverage. The loan had a maturity of August 2024 with principal and interest due at maturity with conversion price of $0.38 per share. This was extended to July 2025.	12%	315,000	—

In February 2024, the Company entered into a 18-month loan with an entity in the amount of $250,000. The note included 100% warrant coverage. The loan matures in August 2025 with principal and interest due at maturity with conversion price of $0.46 per share	12%	250,000	—

In April 2024, the Company entered into a commercial financing agreement in the amount of $815,000 and will be paid weekly until the loan is paid in full.	—%	455,335	—

In May 2024, the Company entered into an eighteen-month loan with individuals totaling in the amount of $1,850,000. The note included warrant coverage. The loan matures in November 2026 with principal and interest due at maturity with conversion price of $0.40 per share	12%	1,850,000	—

In June 2024, the Company entered into a merchant cash advance agreement in the amount of $325,000 to be paid weekly until the loan is paid in full. This loan was paid off in September	—%	—	—

In June 2024, the Company entered into a revenue purchase agreement in the amount of $250,000. 4% of revenue will be paid weekly until the loan is paid in full.	—%	228,846	—

In July 2024, the Company entered into a revenue purchase agreement in the amount of $178,250. The loan matures in April 2025. 10 equal P&I payments starting in July 2024	22%	127,238	—

In July 2024, the Company entered into a revenue purchase agreement in the amount of $120,750. The loan matures in May 30, 2025. 1st P&I payment will be starting Jan 2025.	22%	120,750	—

In August 2024, the Company entered into a 5-year loan with individuals totaling in the amount of $500,000. The loan matures in September 2029 with principal and interest due at maturity with conversion price of $0.35 per share	9%	500,000	—

In August 2024, the Company entered into a eighteen-month loan with individuals totaling in the amount of $1,500,000. The loan matures in February 2026 with principal and interest due at maturity with conversion price of $0.38 per share.	12%	1,500,000	—

In September 2024, we entered into a merchant cash advance agreement in the amount of $325,000 to be paid weekly until the loan is paid in full.	—%	299,731	—

In September 2024, the Company entered into an agreement with individuals totaling in the amount of $590,000	—%	590,000	—

	Total notes payable	$14,275,331	$11,082,561

	Less notes discount	(3,977,802)	(2,876,387)
	Less current portion	(8,974,659)	(7,748,518)

	Long-term notes payable	$1,322,870	$457,656

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

Interest expense on notes payable was $877,772 and $207,087 for the three months ended September 30, 2024 and 2023, respectively. Interest expense on notes payable was $2,026,523 and $546,849 for the nine months ended September 30, 2024 and 2023, respectively.

The Company recognized approximately $830,200 and approximately $1,125,409 of interest expense attributable to the amortization of the debt discount during the three months ended September 30, 2024 and 2023, respectively. The Company recognized approximately $2,730,857 and approximately $2,500,065 of interest expense attributable to the amortization of the debt discount during the nine months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024, and December 31, 2023, the balance of the unamortized debt discount was $3,534,793 and $1,944,348 respectively. The Company adopted ASU 2020-06 on January 1, 2024, which resulted in the reversal of the original bifurcated derivative (BCF) amount to additional paid in capital for $2,191,103, reversal of the unamortized debt discount related to the bifurcated derivative (BCF) for $932,047 with the balance being recorded through retained earnings for $1,259,056.

	Interest Rate	September 30, 2024	September 30, 2023
Shareholder Notes Payable

In April 2024, revised Feb 2023 shareholder advance in the amount of $200,000. The annual interest rate is 12% with a conversion price of $0.35 per share. The revised note included 571,429 share of warrant coverage. The loan matures in July 2025 with interest due semi-annually.	12%	200,000	200,000

	Less current portion	(200,000)	(200,000)

	Long-term notes payable	$—	$—

Interest expense on related party notes payable was $6,000 and $0 for the three months ended September 30, 2024 and 2023, respectively. Interest expense on related party notes payable was $11,030 and $0 for the nine months ended September 30, 2024 and 2023, respectively. The Company’s effective interest rate was 26.71% for the nine months ended September 30, 2024.

As of September 30, 2024, the Company’s convertible note balances are convertible into 21,620,579 shares of common stock

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

The Company has accrued guaranteed minimum royalty payments of $0 for the three months ended September 30, 2024 and $55,000 for nine months ended in September 2024. The royalty expense $55,000 is included in general and administrative expenses. The Company has reserved $330,000 that is included in legal reserve in the condensed consolidated statement of operations and comprehensive loss.

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

During the nine-months ended September 30, 2024, the Company granted share-based awards to certain consultants totaling 1,639,190 shares of common stock at a weighted average price of $0.24, 200,000 shares for extension of note, 15,212,629 shares on conversion of convertible instruments, 925,000 shares on debt discount and 290,000 shares for non-cash compensation.

A convertible promissory note was issued to shareholder on April 15, 2024 for $200,000 at 12% with conversion price of $0.35 per share. The note included 571,429 share of warrant coverage. The loan matures in July 2025 with principal and interest due semi-annually. Accrued interest of advance $27,370 will be made on or before August 15, 2024.

Stock Plan

2020 Plan

In July 2020, the Board adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights, Performance Units and Performance Bonuses to consultants and eligible recipients. The total number of shares that may be issued under the 2020 plan was 1,685,825 at the time the 2020 plan was adopted as of September 30, 2024.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

In October 2023, the shareholders voted to increase the number of shares issuable under the Plan to 7.5%.

The following is a summary of the Company’s stock option activity:

Options	September 30, 2024		September 30, 2023
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance - January 1*	4,259,008	$1.13	1,151,000	$1.12

Granted	630,000	0.59	65,000	1.08
Exercises	—	—	—	—
Cancelled	—	—	—	—

Balance – March 31,	4,889,008	$1.06	1,216,000	$1.12

Granted	3,855,000	0.33	3,376,008	1.13
Exercises	—	—	—	—
Cancelled	—	—	—	—

Balance – June 30,	8,744,008	$0.74	4,592,008	$1.13

Granted	—	—	—	—
Exercises	—	—	—	—
Cancelled	—	—	—	—

Balance – September 30,	8,744,008	$0.74	4,592,008	$1.13

Exercisable – September 30,	6,907,969	$0.82	3,608,923	$1.12

Note 5– Stockholders’ Equity, continued

During the nine-month period ended September 30, 2024 and September 30, 2023, the company granted 4,485,000 and 3,441,008 options to employees and directors at weighted average strike price of $0.33 under the 2020 plan. 1,200,000 shares were granted to CEO, Robert Nistico, 750,000 shares to CMO, William Meissner, 750,000 shares to CFO, Julius Ivancsits, 600,000 to the Board director, John Paglia and 475,000 shares to Board director, Bill Caple.

The fair value of stock options granted in the period has been measured at $4,485,000 using the Black-Scholes option pricing model with the following assumptions: exercise price $0.33 - $0.53, expected life 5 to 7 years, expected volatility 254%, expected dividends 0%, risk free rate 4.64%.

Note 6 – Related Parties

During the normal course of business, the Company incurred expenses related to services provided by the CEO or Company expenses paid by the CEO, resulting in related party payables. In conjunction with the acquisition of Copa di Vino, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Note Payable with a balance of $232,776 at September 30, 2024 and $371,693 at December 31, 2023.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

There were related party advances from our chief executive officer in the amount of approximately $0.4 million outstanding as of September 30, 2024 and approximately $0.4 million as of December 31, 2023. A shareholder note payable outstanding in the amount of $0.2 million as of September 30, 2024.

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

Note 8 –Leases

The Company has various operating lease agreements primarily related to real estate and office space. The Company’s real estate leases represent a majority of the lease liability. Lease payments are mainly fixed. Any variable lease payments, including utilities, and common area maintenance are expensed during the period incurred. Variable lease costs were immaterial for the quarter ended September 30, 2024 and 2023. A majority of the real estate leases include options to extend the lease. Management reviews all options to extend at the inception of the lease and account for these options when they are reasonably certain of being exercised.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on the Company’s condensed consolidated statement of operations and comprehensive loss. Operating lease cost was $277,564 and $273,631 during the nine-month period ended September 30, 2024 and 2023, respectively.

The following table sets for the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet at September 30, 2024

Undiscounted Future Minimum Lease Payments	Operating Lease

2024 (three months remaining)	71,668
2025	287,193
2026	17,857
Total	360,654
Amount representing imputed interest	(13,404)
Total operating lease liability	363,314
Current portion of operating lease liability	274,574
Operating lease liability, non-current	$88,740

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 8 –Leases, continued

The table below presents lease-related terms and discount rates at September 30, 2024:

Remaining term on leases	1 to 21 months
Incremental borrowing rate	5.0%

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

Note: The Copa di Vino business is included in our Splash Beverage Group segment.

	Three Months Ended September 30		Nine Months Ended September 30
Revenue	2024	2023	2024	2023
Splash Beverage Group	$886,864	$1,104,878	$3,110,551	$4,130,817
E-Commerce	94,994	4,039,191	458,769	12,030,930

Net revenues, continuing operations	981,858	5,144,069	3,569,320	16,161,747

Contribution after Marketing
Splash Beverage Group	6,791	(652,727)	7,886	(1,468,564)
E-Commerce	56,307	1,323,231	45,991	4,198,454
Total contribution after marketing	63,098	670,504	53,877	2,729,890

Contracted services	208,211	382,096	628,076	1,094,398
Salary and wages	1,101,700	1,195,916	3,579,801	3,794,179
Non-cash share-based compensation	186,682	367,244	2,085,671	1,224,101
Other general and administrative	1,236,098	3,048,779	3,371,139	8,617,013
Loss from continuing operations	$(2,669,593)	$(4,323,531)	$(9,664,687)	$(11,999,801)

Total assets	September 30, 2024	December 31, 2023
Splash Beverage Group	8,172,535	9,188,213
E-Commerce	191,755	710,555

Total assets	$8,364,290	$9,898,768

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

Note 11 – Subsequent Events

The notes that matured in October 2024 was extended by the note holders to April 2025.

The note that matured in August 2024 was partially converted to common stock in September and the remaining was converted in October 2024.

In November 2024, the company entered into a merchant cash advance agreement in the amount of $273,600 to be paid weekly until the loan is paid in full.

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

Results of Operations for the Three Months and Nine Months Ended September 30, 2024, compared to Three Months and Nine Months Ended September 30, 2023.

Revenue

Revenues for the three months ended September 30, 2024 were approximately $1 million compared to revenues of approximately $5.1 million for the three months ended September 30, 2023. Part of the $4.1 million decrease in sales is due to a decrease in our beverage sales of $0.2 million. Additionally, revenues from our vertically integrated B2B and B2C e-commerce distribution platform called Qplash decreased approximately $3.9 million or 97.6% due to low inventory. Total sales declined due to limited liquidity to procure inventory to drive third-party sales.

Revenue for the nine months ended September 30, 2024 was $3.6 million compared to revenues of $16.2 million for the nine months ended September 30, 2023. The $12.6 million decrease in sales is driven by decreases in both the e-commerce and beverage businesses which decreased $11.6 million and $1 million respectively. Qplash’s revenue decreased due to low inventory.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2024 was $0.7 million compared to cost of goods sold for the three months ended September 30, 2023 of $3.8 million. The $3.1 million decrease in cost of goods sold for the three-month period ended September 30, 2024 was driven by decreased sales.

Cost of goods sold for the nine months ended September 30, 2024 was $2.9 million compared to cost of goods sold for the nine months ended September 30, 2023 of $11.3 million. The $8.5 million decrease in cost of goods sold for the nine-month period ended September 30, 2024 was driven by decreased sales in both the e-commerce and beverage business.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 was $3.0 million compared to $5.6 million for the three months ended September 30, 2023 a decrease of $2.6 million. The decrease in operating expenses was primarily due to a reduction in marketing expense, freight cost, Amazon selling fees and the non-cash expenses.

Operating expenses for the nine months ended September 30, 2024 was $10.3 million compared to $16.8 million for the nine months ended September 30, 2023 a decrease of $6.5 million. The decrease in operating expenses was primarily due to marketing expense, contracted services, freight cost and Amazon selling fees partially offset by increases for the non-cash expenses.

The net loss for the three months ended September 30, 2024 was $4.7 million as compared to a net loss of approximately $5.7 million for the three months ended September 30, 2023. The decrease in net loss is due to lower debt discount expense. The net loss for the nine months ended September 30, 2024 was $14.7 million as compared to a net loss of approximately $15.0 million for the nine months September 30, 2023. The decrease in net loss is due to lower operating expenses partially offset by higher interest expenses.

Net Other Income and Expense

Interest expenses for the three months ended September 30, 2024 was $0.9 million compared to $0.2 million for the three months ended September 30, 2023. The $0.7 million increase in interest expense is due to new loans with a principal of $3.2 million. Interest expenses for the nine months ended September 30, 2024 was $2.0 million compared to $0.6 million for the three months ended September 30, 2023. The $1.4 million increase in interest expense is due to new loans with a principal of $7.9 million with higher interest rates.

There were no significant other expenses for the three months ended September 30, 2024 and September 30, 2023 respectively. Other expenses were $0 and other income was $0.05 million for the nine months ended September 30, 2024 and September 30, 2023 respectively. The income in 2023 was related to an insurance settlement.

Amortization of debt discount for the three months ended September 30, 2024 was approximately $0.8 million compared to $1.1 million for three months ended September 30, 2023. Amortization of debt discount for the nine months ended September 30, 2024 was approximately $2.7 million compared to $2.5 million for nine months ended September 30, 2023.

LIQUIDITY, GOING CONCERN CONSIDERATIONS AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of September 30, 2024, the Company had total cash and cash equivalents of $456,889, as compared with $379,978 at December 31, 2023.

Net cash used for operating activities during the nine months ended September 30, 2024 was $6.4 million as compared to the net cash used by operating activities for the nine months ended September 30, 2023 of $8.5 million. The primary reasons for the change in net cash used were reduced operating expenses, prepaid expenses were allocated.

Net cash used for investing activities for the period ending September 30, 2024, $1,500 furniture was returned to vendor and $4,735 on purchase of machinery. For the period September 30, 2023, the Company had leasehold improvements of $12,613 related to our Copa Di Vino production site.

Net cash provided by financing activities during the nine months ended September 30, 2024 was $6.4 million compared to $4.4 million provided from financing activities for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the Company received $7.9 million for convertible note, which was offset by repayments to debt holders of $1.5 million and $0.01 million to related party cash advance.

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

CONTRACTUAL OBLIGATIONS

Minimum Royalty Payments:

The Company has a licensing agreement with ABG TapouT, LLC (“TapouT”). Under the licensing agreement, the Company has minimum royalty payments to TapouT of $55,000 per month, $495,000 was reserved in the nine months of September 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2024. The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

The Company plans to implement additional internal controls or enhance existing internal controls to strengthen its control environment. Subsequent to the quarter ended September 30, 2024, the company is reviewing a plan to engage additional internal staff, external staff, or an advisory firm to provide support on technical issues related to U.S. GAAP as related to the maintenance of our accounting books and records and the preparation of our financial statements.

Changes in Internal Control Over Financial Reporting

Except with respect to the above, during the quarter ended September 30, 2024, there were no additional changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except for the litigation disclosed below, we are not currently a party to any legal or arbitration proceeding the outcome of which, if ‘determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows, or financial condition.

On August 14, 2024, TapouT, LLC, a subsidiary of Authentic Brands Group, LLC (“ABG”), filed a Complaint (the “Complaint”) against the Company in the Supreme Count of New York for New York County (the “Court”). The Complaint pertains to breach of a certain licensing agreement dated December 8, 2011 (the “Licensing Agreement”), under which the Company became a successor in interest on July 1, 2013, pursuant to an amendment to the Licensing Agreement.

ABG alleges that as a result of an unpaid invoice they had exercised their right pursuant to section 22 of the Licensing Agreement to terminate the Licensing Agreement. ABG alleges that as a result of the aforementioned termination, pursuant to the Licensing Agreement, they are owed all unpaid fees and other amounts payable become immediately due. As a result, ABG have brought two causes of action, the first being breach of contract for the unpaid invoice and the second for accounts stated for all unpaid fees and other amounts payable. TapouT, LLC is seeking $1,400,000 for termination of the Licensing Agreement. The Company (Splash Beverage Group) does not view this as a reasonable amount given that the Company believes TapOut LLC did not fulfill their obligations pursuant the Licensing Agreement.  The Company believes the case will be settled for a lower amount and has booked a legal reserve of $330,000 as the estimate for the potential liability.

On November 12, 2024, the Company filed a motion to compel mediation that is pending before the Court.

The Company intends to take all necessary steps to continue to vigorously defend against the action.

ITEM 1A. RISK FACTORS

No new risk factors noted since our Annual Report on Form 10-K for the year ended December 31, 2023 was filed with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibits	Description

4.1	Form of Warrant (as filed with the SEC on Form 8-K as Exhibit 4.4 on October 22, 2024)
4.2	Form of August Warrant (as filed with the SEC on Form 8-K as Exhibit 4.1 on October 22, 2024)
4.3	For of Warrant (as filed with the SEC on Form 8-K as Exhibit 4.1 on August 26, 2024)
10.1	Form of August Purchase Agreement (as filed with the SEC on Form 8-K as Exhibit 10.1 on October 22, 2024)
10.2	Form of August Registration Rights Agreement (as filed with the SEC on Form 8-K as Exhibit 10.3 on October 22, 2024)
10.3	Form of August Note (as filed with the SEC on Form 8-K as Exhibit 10.2 on October 22, 2024)
10.4	Form of the Purchase Agreement (as filed with the SEC on Form 8-K as Exhibit 10.10 on October 22, 2024)
10.5	Form of the Note (as filed with the SEC on Form 8-K as Exhibit 10.11 on October 22, 2024)
10.6	Form of the Subscription Agreement(as filed with the SEC on Form 8-K as Exhibit 10.2 on October 22, 2024)
10.7	Form of the Purchase Agreement (as filed with the SEC on Form 8-K as Exhibit 10.1 on August 26, 2024)
10.8	Form of the Note (as filed with the SEC on Form 8-K as Exhibit 10.2 on August 26, 2024)
31.1	Certification of CEO and Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically**
32.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically**
101	XBRL Exhibits

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPLASH BEVERAE GROUP, INC.

Date: November 15, 2024	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO
(Principal Executive Officer)

Date: November 15, 2024	By:	/s/ Julius Ivancsits
Julius Ivancsits, CFO
(Principal Accounting Officer and Principal Financial Officer)