Form 10-K
period 2024-12-31
SPLASH BEVERAGE GROUP, INC.
filed 2025-07-11
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second quarter was $[*].

On June 30, 2025, there were 1,899,876 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

i

PART I

Except as otherwise indicated, references to “we”, “us”, “our”, “Splash”, “SBG” and the “Company” refer to Splash Beverage Group, Inc. and its wholly owned subsidiaries.

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” Forward-looking statements reflect our current view about future events. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements include, but are not limited to, statements contained in this Report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, our ability to raise capital to fund continuing operations; our ability to protect our intellectual property rights; the impact of any infringement actions or other litigation brought against us; competition from other providers and products; our ability to develop and commercialize products and services; changes in government regulation; our ability to complete capital raising transactions; and other factors (including the risks contained in the section of this Annual Report entitled “Risk Factors”) relating to our industry, our operations and results of operations. Actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

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

Splash’s wholly owned subsidiary, Splash Beverage Group II, Inc. was originally incorporated in the State of Nevada under the name TapouT Beverages, Inc. for the purpose of acquiring the rights under a license agreement with TapouT, LLC (Authentic Brands Group). In Q1 2024 the relationship between TapouT LLC and the Company was terminated.

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

Our management team led by Robert Nistico has over 28 years of experience in all levels of the three-tier distribution system used in the beverage industry working with brands such as Red Bull and companies such as Gallo Winery and Republic National Distributing Company (RNDC Texas). Our President & CMO, Bill Meissner, has led major beverage brands including Sparkling Ice, Fuze, Sweet Leaf Tea and Jones Soda. Our CFO, William Devereux, has over 15 years of experience in finance, with an emphasis on investing, fundraising, corporate strategy, and mergers and acquisitions. Our Senior Vice President of Sales, James Allred, has over 25 years’ experience in the beverage industry, predominately with Anheuser-Busch.

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

For acquisition or joint venture consideration, we prefer to work with brands that already have one or more of the following in place:

●	Some level of preexisting brand awareness.

●	Regional presence that can be expanded.

●	Licensing an existing brand name.

●	Add to an underdeveloped and/or growing category capitalizing on consumer trends.

●	Innovation to an existing attractive category (such as flavored tequila).

●	A near term clear path to profitability.

We believe this platform model provides us with two paths to success: one, developing our wholly owned core brands and two, the ability to tap into high growth, early-stage brands ready to scale. This platform allows us to limit risk, and significantly reduce development expenses while simultaneously increasing efficiencies for all brands in our portfolio.

Our management team has over 80 years of combined experience in the beverage industry, including decades of successful brand introductions by our management team (Gallo, Red Bull, Bacardi, Diageo, Sparkling Ice, Coca-Cola, FUZE Beverage, NOS Energy, PepsiCo, SoBe Beverages, AB InBev, Muscle Milk, Marley Beverages), we believe our ability to break through the distribution and retail bottlenecks makes us an attractive joint venture partner to many new brand owners.

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

Products

During fiscal year 2024 we produced, distributed and marketed SALT Naturally Flavored Tequila (“SALT”), a 100% agave 80 proof line of flavored tequilas, Copa DI Vino® single serve wine by the glass, and also import Pulpoloco Sangria in 3 flavors.

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

We have the right to use the TapouT brand to market, advertise and promote for sale our TapouT beverages and branded products. As part of the alliance, Splash commits to investing 2% of sales in marketing to the TapouT Performance Brand. TapouT provides marketing collateral for advertising and promotion and has influential relationships with select celebrities and athletic talent. TapouT agrees to use reasonable efforts to request its retained celebrities and/or athletes be present at autograph signings, tradeshows and other similar events. In Q1 2024 the relationship between TapouT LLC and the Company was terminated.

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

During fiscal year 2024, Qplash offered over 1,500 listings and has warehouses that ship from both California and Pennsylvania.

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

Manufacturing and Co-packing

We are responsible for the manufacturing of Copa DI Vino® and SALT. The Copa DI Vino® product line is bottled at our manufacturing facility in The Dalles, Oregon. Pulpoloco is imported from Spain as a finished product.

Although we are responsible for manufacturing SALT, we do not directly manufacture these products, but instead outsource such manufacturing to third party bottlers and contract packers and distillers.

SALT products are manufactured in Mexico, under separate arrangements. Our co-packaging arrangements are terminable upon request and do not obligate us to produce any minimum quantities of products within specified periods.

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

Recent Developments

On February 7, 2025, Julius Ivancsits resigned as Chief Financial Officer of the Company. Mr. Ivancsits’s resignation as Chief Financial Officer was not because of any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices, including accounting principles and practices. Mr. Ivancsits effective date was February 18, 2025 and the Company thanks Mr. Ivancsits for his service.

Simultaneously, on February 7, 2025, Dr. John Paglia also notified the Board of his intention to resign as an independent director of the Company and as a member of each committee of the Board on which he served, effective as of March 7, 2025. Dr. Paglia’s resignation was not the result of any dispute or disagreement with the Company or the Company’s Board of Directors on any matter relating to the operations, policies or practices of the Company. Dr. Paglia will be assisting the Company with its search for a new Audit Chair. The Company is grateful for his service and his assistance in the search for his replacement.

On March 20, 2025, the Board of Directors of the Company appointed Mr. William Devereux to serve as Chief Financial Officer of the Company, effective as of the same date.

Simultaneously, the Board of Directors of the Company appointed Mr. Thomas Fore to serve as a Director of the Company, effective March 20, 2025.

Effective March 27, 2025, the Board of Directors of the Company approved a reverse stock split of the Company’s authorized and issued and outstanding shares of Common Stock at a ratio of 1-for-40 (the “Reverse Stock Split”). The Company filed a Certificate of Change pursuant to Nevada Revised Statutes Section 78.209 with the Secretary of State of the State of Nevada on March 26, 2025, to be effective March 27, 2025.

On April 7, 2025, NYSE American LLC (“NYSE American”) publicly announced and provided a notice to the Company that NYSE Regulation has determined to commence proceedings to delist the Company’s Common Stock and publicly trading Warrants to purchase one share of Common Stock, from NYSE American. NYSE Regulation has determined that the Company is no longer suitable for listing pursuant to Section 1009(a) of the NYSE American Company Guide (the “Company Guide”) as the Company was unable to demonstrate that it had regained compliance with Sections 1003(a)(i), (ii), and (iii) of the Company Guide by the end of the maximum 18-month compliance plan period, which expired on April 6, 2025.

On April 16, 2025, the Company, received an official notice of noncompliance (the “NYSE American Notice”) from NYSE Regulation stating that the Company is not in compliance with NYSE American continued listing standards (the “Filing Delinquency Notification”) due to the failure to timely file the Company’s Form 10-K for the year ended December 31, 2024 (the “Delinquent Report”) by the filing due date of April 15, 2025 (the “Filing Delinquency”).

On June 9, 2025, the Company filed a Certificate of Designation (the “Certificate of Designation” and, collectively with the Subscription Agreement, the “Issuance Documents”) classifying and designating the Series A Preferred Shares with the Secretary of State of Nevada, which Certificate of Designation became effective on June 9, 2025.

On June 10, 2025, the Company entered into a Subscription and Investment Representation Agreement (the “Subscription Agreement”) with Robert Nistico, the Company’s Chief Executive Officer (the “Purchaser”), pursuant to which the Company agreed to issue and sell one thousand (1,000) Series A Preferred Shares, par value $0.001 per share (the “Series A Preferred Shares”), to the Purchaser for an aggregate purchase price of $1,000 (the “Purchase Price”). The sale closed on June 10, 2025.

Effective June 25, 2025, Splash Beverage Group, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with accredited investors pursuant to which the Company sold and issued a total of 650 shares of newly designated Series A-1 Convertible Redeemable Preferred Stock (the “Series A-1”), together with one-year Class A Warrants to purchase a total of 162,500 shares of common stock (the “A Warrants”) and five-year Class B Warrants to purchase a total of 162,500 shares of common stock (the “B Warrants” and together with the A Warrants, the “Warrants”) for total gross proceeds of $650,000. The Company intends to use the proceeds for working capital and general corporate purposes.

Effective June 25, 2025, the Company entered into Securities Exchange Letter Agreements (the “Exchange Agreements”) with certain holders of promissory notes issued by the Company pursuant to which such holders agreed to exchange a total of $12,671,434 of outstanding balance of such notes in exchange for a total of 126,710 shares of the Company’s newly designated Series B Convertible Redeemable Preferred Stock (the “Series B”). The Company is engaging in the transactions contemplated by the Exchange Agreement in order to exchange debt for equity in an effort to regain compliance with the shareholder equity requirements of the NYSE American. This debt exchange is one key step in meeting the NYSE American continued listing requirements. The other key step is filing its tardy Form 10-K for the year ended December 31, 2024 and Form 10-Q for the three months ended March 31 2025.

On June 26, 2025, the Company entered into an Asset Purchase Agreement (the “Acquisition Agreement”) with Utopia Holdings Inc. as seller pursuant to which the Company agreed to purchase exclusive water rights and related assets to an underground network of aquifers located in Costa Rica (the “Assets”) in exchange for 20,000 shares of a newly designated Series C Convertible Preferred Stock (the “Series C”). On June 26, 2025, the Company issued such shares of Series C to the seller. Under the Acquisition Agreement, the seller agreed to deliver the Assets to the Company, or $20 million in lieu thereof (the “Alternative Consideration”), and if the seller fails to deliver the Assets or Alternative Consideration by December 31, 2025, the issuance of the Series C to the seller shall be cancelled.

Corporate Information

Splash was originally incorporated in the State of Nevada under the name TapouT Beverages, Inc., for the purpose of acquiring the rights under a license agreement with TapouT, LLC (Authentic Brands Group) for the right to use the TapouT brand in connection with manufacturing and selling certain beverages. In Q1 2024 the relationship between TapouT LLC and the Company was terminated.

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

Rose, Snyder & Jacobs LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2024, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2024, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern.

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

Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.

A significant deficiency and material weakness exists over our financial reporting. We continue to implement and evaluate the effectiveness of additional policies and procedures to address identified control deficiencies in the design and operation of our internal control over financial reporting, as further described in Item 9A of this Annual Report (“Controls and Procedures”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. Management identified a material weakness in the Company’s internal controls related to dedicated services billing and revenue recognition, and has taken actions in 2025 to have the material weakness remediated. To note, the significant deficiency and material weakness over our financial reporting or the discovery of additional significant deficiencies or a material weakness and their possible effect on our results, could have material and adverse effect on our stock price.

We have experienced recurring losses from operations and negative cash flows from operating activities and anticipate that we will continue to incur significant operating losses in the future.

We have experienced recurring losses from operations and negative cash flows from operating activities. We expect to continue to incur significant expenses related to our ongoing operations and generate operating losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures, our ability to execute on our acquisition strategy and our ability to generate revenues. We incurred a net loss of $23.8 million    for the year ended December 31, 2024. Our accumulated deficit increased to $155.8 million as of December 31, 2024, compared to the prior year’s deficit of $133.3 million.

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

Our strategic initiatives including acquisitions and divestitures may not be successful and may divert our management’s attention away from operations and could create general customer uncertainty.

Our growth strategy is based in part on growth through strategic initiatives including both acquisitions and divestitures, which poses a number of risks. We may not be successful in identifying appropriate acquisition candidates, achieving targeted values as part of a disposition, consummating an acquisition or divestiture on satisfactory terms, integrating any newly acquired or expanded business with our current operations, or separating a divested business or commingled operation effectively. We may issue additional equity, incur long-term or short-term indebtedness, spend cash or use a combination of these for all or part of the consideration paid in future acquisitions or expansion of our operations, which may not be available to us on terms we find advantageous or acceptable, if at all. In addition, subject to any requirements in the agreements governing our outstanding indebtedness, we may have significant discretion in how we employ the consideration received in a divestiture and our management may not apply such consideration in a way that is ultimately accretive to our business.

The execution of our strategic initiatives could entail repositioning or similar actions that in turn require us to record impairments, restructuring and other charges. Any such charges would reduce our earnings. We cannot guarantee that any future business acquisitions or divestitures will be pursued or that any acquisitions or divestitures that are pursued will be consummated.

Additionally, any acquisition or disposition (including the successful integration and separation of operations, products and personnel) may place a significant burden on our management and other internal resources. The diversion of management’s attention, and any difficulties encountered in such a process, could harm our business, financial condition, and operating results. Moreover, our customers may, in response to the announcement or consummation of a transaction, delay or defer purchasing decisions. If our customers delay or defer purchasing decisions, our revenues could materially decline or any anticipated increases in revenue could be lower than expected.

Failure to Successfully Integrate Acquired Businesses, Its Products and Other Assets into the Company, or If Integrated, Failure to Further the Company’s Business Strategy, May Result in the Company’s Inability to Realize Any Benefit from Such Acquisition.

The consummation and integration of any acquired business, product or other assets into the Company may be complex and time-consuming and, if such businesses and assets are not successfully integrated, the Company may not achieve the anticipated benefits, cost-savings or growth opportunities. Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further the Company’s business strategy as anticipated, expose the Company to increased competition or other challenges with respect to the Company’s products or geographic markets, and expose the Company to additional liabilities associated with an acquired business, technology or other asset or arrangement. When the Company acquires cannabis businesses, it may obtain the rights to applications for licenses as well as licenses; however, the procurement of such applications for licenses and licenses generally will be subject to governmental and regulatory approval. There are no guarantees that the Company will successfully consummate such acquisitions, and even if the Company consummates such acquisitions, the procurement of applications for licenses may never result in the grant of a license by any state or local governmental or regulatory agency and the transfer of any rights to licenses may never be approved by the applicable state and/or local governmental or regulatory agency.

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

International trade disputes, including U.S. trade tariffs and retaliatory tariffs, could adversely impact our business.

International trade disputes, including threatened or implemented tariffs by the United States and threatened or implemented tariffs by foreign countries in retaliation, could adversely impact our business. Many of our tenants sell imported goods and tariffs or other trade restrictions could increase costs for these tenants. To the extent our tenants are unable to pass these costs on to their customers, our tenants could be adversely impacted. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures that directly impact our costs, such as costs for steel, lumber and other materials applicable to our redevelopment projects. Trade disputes could also adversely impact global supply chains which could further increase costs for us and our tenants or delay delivery of key inventories and supplies.

Significant political, trade, regulatory developments, and other circumstances beyond our control, could have a material adverse effect on our financial condition or results of operations.

Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, during the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. On February 1, 2025, the U.S. imposed a 25% tariff on imports from Canada and Mexico, which were subsequently suspended for a period of one month, and a 10% additional tariff on imports from China. Historically, tariffs have led to increased trade and political tensions, between not only the U.S. and China, but also between the U.S. and other countries in the international community. In response to tariffs, other countries have implemented retaliatory tariffs on U.S. goods. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including, but not limited to, U.S. and China trade policies, could have a material adverse effect on our financial condition or results of operations.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects, or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while some jurisdictions, such as the United States, subject the mining, ownership and exchange of cryptocurrencies to extensive, and in some cases overlapping, unclear and evolving regulatory requirements.

In January 2025, U.S. President Donald Trump issued an executive order forming a presidential working group to establish a clear regulatory framework for digital assets, and leaders in both houses of the U.S. Congress have announced a bicameral working group with the objective of passing legislation to provide regulatory clarity for the industry. Committees in both houses of the U.S. Congress have held hearings to ensure fair access to financial services, including for companies operating in the digital asset space. Additionally, President Trump and members of the U.S. Congress announced that they are studying the possibility of creating a national strategic digital asset reserve to include Bitcoin, and at least twelve states have introduced legislation to create strategic Bitcoin reserves.

While these ongoing regulatory developments appear to be positive, and we anticipate greater regulatory certainty in the future, given the difficulty of predicting the outcomes of ongoing and future regulatory actions and legislative developments, it is possible that future developments could have a material adverse effect on our business, prospects, or operations.

Our business, operations, financial position and timelines, could be materially adversely affected by the continuing military action in Ukraine and the war between Israel and Hamas.

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in Ukraine and the war between Israel and Hamas commenced in October 2023, and related economic sanctions imposed or that may in the future be imposed by certain governments, our financial position and operations may be materially and adversely affected. As our ability to continue to operate will be dependent on raising debt and equity finance, any adverse impact to those markets as a result of these conflicts, including due to increased market volatility, decreased availability in third-party financing and/or a deterioration in the terms on which it is available (if at all), could negatively impact our business, results of operations, cash flows, financial condition, and/or prospects. The extent of any potential impact is not yet determinable, however.

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

We do not manufacture SALT Tequila, Pulpoloco Sangria but instead outsource the manufacturing process to third-party bottlers and independent contract manufacturers (co-packers). We do not own the plants or the majority of the equipment required to manufacture and package these brands. Our ability to maintain effective relationships with contract manufacturers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the success of our operations within each distribution area. We may not be able to maintain our relationships with current contract manufacturers or establish satisfactory relationships with new or replacement contract manufacturers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract manufacturers for a distribution area could increase our manufacturing costs and thereby materially reduce gross profits from the sale of our products in that area. Poor relations with any of our contract manufacturers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition. In addition, our agreements with our contract manufacturers are terminable at any time, and any such termination could disrupt our ability to deliver products to our customers.

The volatility of energy and increased regulations may have an adverse impact on our gross margin.

Over the past few years, volatility in the global oil markets has resulted in variable fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. If fuel prices increase, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials. It is hard to predict what will happen in the fuel markets in 2025 and beyond. Due to the price sensitivity of our products, we may not always be able to pass such increases on to our customers.

Disruption within our supply chain, contract manufacturing or distribution channels could have an adverse effect on our business, financial condition and results of operations.

Our ability, through our suppliers, business partners, contract manufacturers, independent distributors and retailers, to make, move and sell products is critical to our success. Damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics, labor strikes or other reasons, could impair the manufacture, distribution and sale of our products. Many of these events are outside of our control. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations.

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

Our business operations may be adversely affected by social, political and economic conditions affecting market risks and the demand for and pricing of our products. These risks include:

●	Unfavorable economic conditions and related low consumer confidence, high unemployment, weak credit or capital markets, sovereign debt defaults, sequestrations, austerity measures, higher interest rates, political instability, higher inflation, deflation, lower returns on pension assets, or lower discount rates for pension obligations;

●	Changes in laws, regulations, or policies - especially those that affect the production, importation, marketing, sale, or consumption of our beverage alcohol products;

●	Tax rate changes (including excise, sales, tariffs, duties, corporate, individual income, dividends, capital gains), or changes in related reserves, changes in tax rules or accounting standards, and the unpredictability and suddenness with which they can occur;

●	Dependence upon the continued growth of brand names;

●	Changes in consumer preferences, consumption, or purchase patterns - particularly away from tequila, and our ability to anticipate and react to them; bar, restaurant, travel, or other on-premise declines;

●	Unfavorable consumer reaction to our products, package changes, product reformulations, or other product innovation;

●	Decline in the social acceptability of beverage alcohol products in our markets;

●	Production facility or supply chain disruption;

●	Imprecision in supply/demand forecasting;

●	Higher costs, lower quality, or unavailability of energy, input materials, labor, or finished goods;

●	Route-to-consumer changes that affect the timing of our sales, temporarily disrupt the marketing or sale of our products, or result in higher implementation related or fixed costs;

●	Inventory fluctuations in our products by distributors, wholesalers, or retailers; Competitors’ consolidation or other competitive activities, such as pricing actions (including price reductions, promotions, discounting, couponing, or free goods), marketing, category expansion, product introductions, or entry or expansion in our geographic markets;

●	Insufficient protection of our intellectual property rights;

●	Product recalls or other product liability claims; product counterfeiting, tampering, or product quality issues;

●	Significant legal disputes and proceedings; government investigations (particularly of industry or company business, trade or marketing practices;

●	Failure or breach of key information technology systems;

●	Negative publicity related to our company, brands, marketing, personnel, operations, business performance or prospects; and

●	Business disruption, decline, or costs related to organizational changes, reductions in workforce, or other cost-cutting measures, or our failure to attract or retain key executive or employee talent.

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

We have 1,000 shares of Series A Preferred Stock authorized and outstanding with mirrored voting rights.

Series A Preferred Stock

Pursuant to a certificate of designation filed with the Secretary of State of the State of Nevada on June 10, 2025 (the “Certificate of Designation of Series A Preferred Stock”), one thousand (1,000) shares of preferred stock have been designated as Series A Preferred Stock, par value $0.001 per share, of the Company (“Series A Preferred Stock”). The Certificate of Designation provides that each Series A Preferred Share will have twenty-five thousand (25,000) votes and will vote together with the Company’s outstanding common shares, par value $0.001 (the “Common Shares”), as a single class, only with respect to the proposal related to the increase of authorized shares at the Special Meeting. The holder of the Series A Preferred Shares has granted an irrevocable proxy to certain officers of the Company to vote the Series A Preferred Shares in accordance with the terms of the Issuance Documents, in connection with the Special Meeting. Per the terms of the Issuance Documents, if voted, the Series A Preferred Shares are required to vote on the applicable proposals in the same “mirrored” proportion aggregate votes cast “FOR” and “AGAINST” on the proposal to increase the authorized shares by the holders of the Common Shares who properly vote on such proposal (but excluding any abstentions). Mr. Nistico, the Company’s Chief Executive Officer, directly beneficially owns such one thousand (1,000) share of Series A Preferred Stock.

The outstanding Series A Preferred Shares are required to be redeemed in whole, but not in part, upon the earliest of: (i) if such redemption is authorized and directed by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion, (ii) automatically upon the approval by the Company’s shareholders of the increase of the authorized shares at any meeting of shareholders or (iii) immediately prior to the record date for the 2025 Annual Meeting of Shareholders of the Company Upon such redemption, the holder of the Series A Preferred Shares will receive aggregate consideration equal to the Purchase Price.

The Series A Preferred will vote as described above to increase the number of authorized shares of our common stock, which could result in substantial dilution to existing stockholders if additional shares are issued. The increase in authorized shares provides us with greater flexibility to issue additional equity securities for various corporate purposes, including financings, equity compensation, or other strategic transactions. However, any such issuances may dilute the ownership interests of existing stockholders and could adversely affect the market price of our common stock. In addition, the issuance of additional shares may make it more difficult for a third party to acquire control of the Company, which could discourage or delay takeover attempts that could benefit stockholders. There can be no assurance as to when or if any additional shares will be issued or the terms on which such issuances may occur.

We have issued multiple classes of preferred stock in the Company that will result in dilution to existing stockholders upon their conversion

The issuance of common stock upon conversion of the our Series A-1 Preferred Stock, our Series B Redeemable Preferred Stock, and our Series C Convertible Preferred Stock will result in immediate and substantial dilution to the interests of other stockholders. Although holders may not receive shares of common stock exceeding 4.99% of our outstanding shares of common stock immediately after affecting such conversion, this restriction does not prevent holders from receiving shares up to the 4.99% limit, selling those shares, and then receiving the rest of the shares it is due, in one or more tranches, while still staying below the 4.99% limit. If holders choose to do this, it will cause substantial dilution to the then holders of our common stock. Additionally, the continued sale of shares issuable upon successive conversions will likely create significant downward pressure on the price of our common stock as holders sells material amounts of our common stock over time and/or in a short period of time. This could place further downward pressure on the price of our common stock and in turn result in holders receiving an ever-increasing number of additional shares of common stock upon conversion of its securities, and adjustments thereof, which in turn will likely lead to further dilution, reductions in the exercise/conversion price of holders securities and even more downward pressure on our common stock, which could lead to our common stock becoming devalued or worthless

The market price of our common stock has been volatile over the year and may continue to be volatile.

The market price and trading volume of our common stock has been volatile over the past year, and it may continue to be volatile. Over fiscal year 2024 and the date of this annual report, our common stock has traded as low as $0.96 and as high as $29.20 per share. We cannot predict the price at which our common stock will trade in the future, and the price of our common stock may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other “Risk Factors” discussed in the Annual Report.

Because certain principal stockholders own a large percentage of our voting stock, other stockholders’ voting power may be limited.

As of December 31, 2024, our ten (10) largest shareholders own or controlled approximately 57% of our outstanding common stock . If those stockholders act together, they would have the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for shareholder approval. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. These stockholders may make decisions that are adverse to your interests.

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

On June 5, 2024, the Company received notification from the NYSE American indicating that it is not in compliance with the Exchange’s continued listing standards under Section 1003(a)(iii) of the Company Guide, requiring a listed company to have stockholders’ equity of $6 million or more if the listed company has reported losses from continuing operations and/or net losses in its five most recent fiscal years.

On April 7, 2025, Company, NYSE American publicly announced and provided a notice to the Company that NYSE Regulation has determined to commence proceedings to delist the Company’s Common Stock and publicly trading Warrants to purchase one share of Common Stock, from NYSE American. NYSE Regulation has determined that the Company is no longer suitable for listing pursuant to Section 1009(a) of the NYSE American Company Guide as the Company was unable to demonstrate that it had regained compliance with Sections 1003(a)(i), (ii), and (iii) of the Company Guide by the end of the maximum 18-month compliance plan period, which expired on April 6, 2025.

On April 16, 2025, the Company, received an official notice of noncompliance from NYSE Regulation stating that the Company is not in compliance with NYSE American continued listing standards due to the failure to timely file the Company’s Form 10-K for the year ended December 31, 2024 by the filing due date of April 15, 2025.

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

The licensing agreement between TapouT LLC and the Company has been terminated. The parties are engaged in active and constructive settlement discussions pursuant to the terms of the agreement’s termination provisions. The Company anticipates that any final settlement will not exceed the amounts already recorded in its legal reserve and accrued accounts payable.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock and tradeable warrants are publicly traded on the NYSE American under the symbol “SBEV” and “SBEV WS”.

Aggregate Number of Holders of Common Stock

As of June 30, 2025, there were 1,899,876 shares of Common Stock issued and outstanding. As of June 30, 2025, at our transfer agent owners totaled approximately 281 holders of record of our Common Stock.

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

There were no repurchases of our common stock during the year ended December 31, 2024.

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

Results of Operations for the Year Ended December 31, 2024, compared to Year Ended December 31, 2023.

Revenue

Revenues for the year ended December 31, 2024 were $4.2 million compared to revenues of $18.9 million for the year ended December 31, 2023. Part of the $14.7` million decrease in sales was mainly due to a decrease in our beverage sales of $1.7 million. Additionally, revenues from our vertically integrated B2B and B2C e-commerce distribution platform called Qplash decreased approximately $13 million or 88.5% due to low inventory . Total sales declined due to limited liquidity to procure inventory to drive third-party sales.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2024 were $3.8 million compared to cost of goods sold for the year ended December 31, 2023 of $13.3 million. The $9.5 million decrease in cost of goods sold was due to our decreased sales. The $8.4 million decrease in cost of goods sold   was driven by decreased sales in the e-commerce and $1.1 million was driven by beverage business.

Operating Expenses

Operating expenses for the year ended December 31, 2024 were $16.4 million compared to $20.9 million for the year ended December 31, 2023. The decrease in operating expenses was primarily due to $1.7 million of marketing expense, $0.5 million of contracted services, $2.1 million of other general and administrative expenses partially offset by increases of the non-cash expenses related to share issuance of $1.2 million. The loss of intangible impairment of $4.2 million was recorded in the other general and administrative expenses.

Other Income/(Expense)

Other expenses for the year ended December 31, 2024 were $6.9 million compared to $5.7 million for the year ended December 31, 2023. The other expense increased of $1.2 million is mainly driven by an increase in interest expense. Interest expenses for the year ended December 31, 2024 were $2.9 million compared to $1.9 million for the year ended December 31, 2023. The $1.0 million increase in interest expense is due to new loans with a principal of $3.2 million with higher interest rates. The Company also reserved   $0.3 million for legal settlement. Offset by a decrease in amortization of debt discount of $0.2 million and $0.03 million in other expenses.

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

As of December 31, 2024, we had total cash of $15,346, as compared with $379,978 at December 31, 2023. The decrease was primarily due to expenses relating to operating the business.

Net cash used for continuing operating activities during the year ended December 31, 2024, was $8.0 million as compared to the net cash used by continuing operating activities for the year ended December 31, 2023, of $10.2 million. The primary reason for the change in net cash used was due to an increase of $1.2 million in non-cash share-based compensation, and a decrease of $1.6 million in losses of the business, offset by a decrease of $0.6 million in working capital.

Net cash used for investing activities during the year ended December 31, 2024, was $0.01 million as compared to the net cash used for investing activities during the year ended December 31, 2023, of $0.01 million. The net cash used in the year 2024 was for machinery & equipment.

Net cash provided by financing activities during the year ended December 31, 2024, was $7.5 million compared to $6.1 million provided from financing activities for the year ended December 31, 2023. Company received $9.5 million and $6.6 million proceeds from the issuance of debt in years ending December 31, 2024 and 2023, respectively. No cash advance from shareholders in 2024, $0.2 million was received from a shareholder advance in the year ending December 31, 2023. Principal repayment of debt of $2.0 million and $1.0 million were made in years ending December 31, 2024 and 2023 respectively. A cash advance from related party of $0.01 million and $0.4 million was received in 2024 and 2023 respectively.

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

Report of Independent Registered Public Accounting Firm (PCAOB ID: 468)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Splash Beverage Group, Inc.

Fort Lauderdale, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Splash Beverage Group, Inc. at December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Intangible Assets for Impairment

Description of the Matter

As discussed in Note 2 to the consolidated financial statements, intangible assets are tested for impairment at least annually or when events or circumstances indicate the fair value of the asset may be below its carrying value. This analysis involves comparing events and circumstances such as general macroeconomic conditions, conditions specific to the industry and company specific factors. These fair value estimates are sensitive to significant assumptions and judgments, such as projections of operating expenditures, discount rates, and future levels of revenue.

The Company has experienced a decline in its reported amounts of Beverage revenue and the Beverage operating segment has experienced losses from operations for the past several years. These factors were considered a triggering event indicative of impairment, which resulted in an impairment assessment by management. Pursuant to current accounting guidance, management performed a quantitative analysis and concluded that its intangible assets were impaired and the Company recorded impairment charges of approximately $4.3 million during the year ended December 31, 2024. At December 31, 2024, the Company’s intangible asset balance was $0.

Auditing management’s annual impairment tests was complex because of the significant judgment required to evaluate management’s assumptions used to determine the fair value of the intangible assets.

How We Addressed the Matter in our Audit

Our audit procedures related to the evaluation of intangible assets for impairment included the following, among others:

1.	We evaluated managements significant accounting policies related to the impairment of intangible assets for reasonableness.

2.	We evaluated management’s assessment of the grouping of long-lived assets for which separately identifiable cash flows can be determined.

3.	With respect to the Company’s valuation of its intangible assets:

a.	We assessed the qualifications and competence of management

b.	We evaluated the methodologies used to determine the fair value of the Company’s intangible assets

c.	We reperformed management’s quantitative analysis to assess the impact of intangible asset impairment

4.	We assessed the adequacy of the Company’s disclosures regarding impairment assessments included in Note 2.

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2023

Encino, CA

July 11, 2025

Splash Beverage Group, Inc.
Consolidated Balance Sheets
December 31, 2024 and December 31, 2023

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$15,346	$379,978
Accounts Receivable, net	396,855	890,631
Prepaid Expenses	364,087	220,320
Inventory	893,061	2,252,469
Other receivables	234,770	233,850
Total current assets	1,904,119	3,977,248

Non-current assets:
Deposit	48,922	49,446
Goodwill	—	256,823
Intangibles assets, net	—	4,459,309
Investment in Salt Tequila USA, LLC	250,000	250,000
Right of use assets	351,336	556,140
Property and equipment, net	204,808	349,802
Total non-current assets	855,066	5,921,520

Total assets	$2,759,185	$9,898,768

Liabilities and Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$5,232,241	$4,444,286
Right of use liability, current portion	305,167	262,860
Related party notes payable	389,000	380,000
Notes payable, net of discounts	9,632,505	7,748,518
Shareholder advances	200,000	200,000
Accrued interest payable	3,610,329	1,714,646
Total current liabilities	19,369,242	14,750,310

Long-term liabilities :
Notes payable, net of discounts	1,971,095	457,656
Right of use liability, net of current portion	53,697	296,128
Total long-term liabilities	2,024,792	753,784

Total liabilities	$21,394,034	$15,504,094

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par, 7,500,000 shares authorized, 1,669,835 and 1,108,253 shares issued and outstanding, at December 31, 2024 and December 31, 2023, respectively	1,670	1,108
Additional paid in capital	137,114,578	127,744,932
Accumulated other comprehensive income	81,180	(16,583)
Accumulated deficit	(155,832,277)	(133,334,783)
Total stockholders’ equity	(18,634,849)	(5,605,326)

Total liabilities and stockholders’ equity	$2,759,185	$9,898,768

The share amounts above have been retroactively adjusted to reflect the 1 for 40 reverse stock split that took effect on March 27, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Splash Beverage Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2024 and December 31, 2023

	2024	2023
Net revenues	$4,155,208	$18,850,152
Cost of goods sold	(3,799,758)	(13,281,457)
Gross margin	355,450	5,568,695

Operating expenses:
Contracted services	928,377	1,402,572
Salary and wages	3,672,759	5,003,392
Non-cash share-based compensation	2,356,684	1,169,858
Other general and administrative	8,693,459	10,786,011
Sales and marketing	750,407	2,493,520
Total operating expenses	16,401,686	20,855,353

Loss from continuing operations	(16,046,236)	(15,286,658)

Other income/(expense):
Other Income/expense	(2,552)	(30,328)
Interest income	1,991	2,634
Interest expense	(3,702,611)	(1,856,777)
Legal reserve	(330,000)	—
Amortization of debt discount	(3,677,143)	(3,832,628)
Total other expense	(7,710,315)	(5,717,099)

Provision for income taxes	—	—

Net (loss) from continuing operations, net of tax	(23,756,551)	(21,003,757)

Net loss	$(23,756,551)	$(21,003,757)
Other comprehensive loss
Foreign currency translation gain (loss)	$97,763	$3,889

Total comprehensive loss	$(23,658,788)	$(20,999,868)

Loss per share - continuing operations
Basic and Diluted	(17.68)	(19.79)

Weighted average number of common shares outstanding - continuing operations
Basic and Diluted	1,338,428	1,061,241

The share amounts above have been retroactively adjusted to reflect the 1 for 40 reverse stock split that took effect on March 27, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Splash Beverage Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years ended December 31, 2024 and 2023

	Common stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balances at December 31, 2022	1,027,138	1,027	121,672,606	(20,472)	(112,331,026)	9,322,135

Note discount created from issuance of common stock and warrants on convertible instruments	56,875	57	4,588,193	—	—	4,588,250
Share based compensation	—	—	840,817	—	—	840,817
Conversion of notes payable to common stock	11,323	11	230,332	—	—	230,343
Issuance of common stock for services	12,917	13	412,984	—	—	412,997
Accumulated Comprehensive Income - Translation	—	—	—	3,889	—	3,889
Net loss	—	—	—	—	(21,003,757)	(21,003,757)
Balances at December 31, 2023	1,108,252	1,108	127,744,932	(16,583)	(133,334,783)	(5,605,326)

Balances at December 31, 2023	1,108,252	1,108	127,744,932	(16,583)	(133,334,783)	(5,605,326)

Adoption of ASU 2020-06	—	—	(2,191,103)	—	1,259,057	(932,046)
Stock based compensation	—	—	1,424,745	—	—	1,424,745
Issuance of common stock for convertible note	47,625	48	641,202	—		641,250
Issuance of warrants on convertible instruments	—	—	4,327,247	—	—	4,327,247
Issuance of common stock for services	55,458	55	721,634	—	—	721,689
Conversion of notes payable to common stock	458,500	459	4,445,921	—		4,446,380
Accumulated Comprehensive Income - Translation	—	—	—	97,763	—	97,763
Net loss				—	(23,756,551)	(23,756,551)
Balances at December 31, 2024	1,669,835	1,670	137,114,578	81,180	(155,832,277)	(18,634,849)

The accompanying notes are an integral part of these consolidated financial statements

Splash Beverage Group, Inc.
Consolidated Statements Cash Flows
For the Year Ended December 30, 2024 and 2023

	2024		2023

Net loss		$(23,756,551)	$(21,003,757)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		540,297	545,977
ROU assets, net		4,680	3,474
Amortization of debt discount		3,677,143	3,832,628
Loss from intangible impairment		4,324,064	—
Non-cash share based compensation		2,356,684	1,169,858
Changes in working capital items:
Accounts receivable, net		493,777	921,479
Inventory, net		1,359,408	1,468,838
Prepaid expenses and other current assets		(144,686)	238,241
Deposits		524	(157)
Accounts payable and accrued expenses		1,164,003	1,061,101
Accrued Interest payable		1,976,738	1,573,055
Net cash used in operating activities - continuing operations		(8,003,919)	(10,189,263)

Cash Flows from Investing Activities:
Capital Expenditures		(3,235)	(14,113)

Net cash used in investing activities -– continuing operations		(3,235)	(14,113)

Cash Flows from Financing Activities:
Cash advance (repayment) from shareholder		—	200,000
Related party cash advance		9,000	380,000
Proceeds from issuance of debt		9,545,300	6,610,681
Principal repayment of debt		(2,009,541)	(1,042,961)

Net cash provided by financing activities - continuing operations		7,544,759	6,147,720

Net cash effect of exchange rate changes on cash		97,763	3,889

Net Change in Cash and Cash Equivalents		(364,632)	(4,051,767)

Cash and Cash Equivalents, beginning of year		379,978	4,431,745

Cash and Cash Equivalents, end of year		$15,346	$379,978

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest		$795,022	$243,087

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Convertible notes payable and accrued interest converted to common stock (452,914 shares)	$		$230,000
Convertible notes payable and accrued interest converted to common stock (458,500 shares)		$4,428,040	$—

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

These consolidated financial statements include the accounts of Splash and its wholly owned subsidiaries, Holdings and Splash Mex, and CdV. All intercompany balances have been eliminated in consolidation.

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

Cash Equivalents and Concentration of Cash Balance

We consider all highly liquid securities with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at December 31, 2024 or December 31, 2023.

Our cash in uninsured foreign bank accounts was $4,817 and $0 at December 31, 2024 and December 31, 2023, respectively.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are carried at their estimated collectible amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. We establish provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions. At December 31, 2024 and December 31, 2023, our accounts receivable amounts are reflected net of allowances of $300,827 and $183,089 , respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at December 31, 2024 and December 31, 2023 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. We establish provisions for excess or inventory near expiration based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. We manage inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $621,178 and $290,524 at December 31, 2024 and December 31, 2023, respectively.

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

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Depreciation expense totaled $148,229 and $153,908 for the years ended December 31, 2024 and 2023 respectively. Property and equipment consisted of the following:

	2024	2023
Auto	45,420	45,420
Machinery & equipment	1,165,313	1,160,578
Buildings & Tanks	233,323	233,323
Leasehold improvements	723,638	723,638
Computer Software	5,979	5,979
Office furniture & equipment	7,657	9,157
Total cost	2,181,330	2,178,095
Accumulated depreciation	(1,976,522)	(1,828,293)
Property, plant & equipment, net	204,808	349,802

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

The liabilities and indebtedness presented on the consolidated financial statements approximate fair values at December 31, 2024 and December 31, 2023, consistent with recent negotiations of notes payable and due to the short duration of maturities.

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

Other General and Administrative Expenses

Other General and Administrative expenses include Amazon selling fees, cost of transportation from production site to other 3rd party warehouses or customers, insurance cost, consulting cost, legal and audit fees, investor relations expenses, travel & entertainment expenses, occupancy cost and other cost.

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at December 31, 2024 and December 31, 2023  . See note   13.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s convertible debt or preferred stock (if any), are not included in the computation if the effect would be anti-dilutive.

Weighted average number of shares outstanding excludes anti-dilutive common stock equivalents, including warrants to purchase shares of common stock and warrants granted by our Board that have not been exercised totaling 3,424,996.

Advertising

We conduct advertising for the promotion of our products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. We recorded advertising expense of $486,942 and $1,721,547   for the years ended December 30, 2024 and 2023, respectively.

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

At the time of acquisition, the Company estimates the fair value of the acquired identifiable intangible assets based upon the facts and circumstances related to the particular intangible asset. Inherent in such estimates are judgments and estimates of future revenue, profitability, cash flows and appropriate discount rates for any present value calculations. The Company preliminarily estimates the value of the acquired identifiable intangible assets and then finalizes the estimated fair values during the purchase allocation period, which does not extend beyond 12 months from the date of acquisition. The Company’s amortization expense for acquired identifiable intangible assets with finite useful lives was $392,068 for fiscal years 2024 and 2023.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company performed an impairment test for its Brand Name, Customer Relationships and license. Based on this assessment, the Company determined that the carrying value of the intangible asset exceeded its fair value, resulting in an impairment loss of $4.3 million.

The impairment loss of $4.3 million was recorded in the statement of operations within Selling, General, and Administrative Expenses. This impairment was primarily driven by the decline in the Company’s sales and was calculated using the present value of future cash flows.

	December 31, 2024
	Gross Amount	Accumulated Amortization	Loss on Impairment	Net Carrying Value
Finite:

Goodwill	$256,823	—	$256,823	$0

Brands	$4,459,000	$1,189,071	$3,269,929	$0
Customer Relationships	957,000	255,200	701,800	$0
License	360,000	264,488	95,512	$0
Total Intangible Assets	$6,032,823	$1,708,759	$4,324,064	$0

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

Foreign Currency Gain/Losses

Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. Gain or losses from these translation adjustments are included in the consolidated statement of operations and other comprehensive (loss) income as foreign currency translation gains or losses. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances, are included in Other Comprehensive Income. The Company incurred a foreign currency translation net gain during the year ended December 31, 2024 of $97,763 and a foreign currency translation net gain during the year ended December 31, 2023 of $3,889.

Recent Accounting Pronouncements

Adoption of FASB ASU 2020-06

In August 2020, the Financial Accounting Standards Board (FASB) issued ASU No. 2020-06, “Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 simplifies the accounting for convertible instruments and contracts by removing certain models that were previously required to be applied. The amendments are effective for the fiscal years beginning after December 15, 2023, with early adoption permitted. The Company adopted ASU 2020-06 effective January 1, 2024 and has removed the effects of any embedded conversion features from certain of our convertible instruments as of that date.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 3 – Liquidity, Capital Resources and Going Concern Considerations

During 2024, the Company received $9.5 million from issuance of debt.

The Company’s consolidated financial statements have been prepared on the basis of US GAAP for a going concern, on the premise that the Company is able to meet its obligations as they come due in the normal course of business. The Company sustained a net loss of approximately $22.9 million and negative cash flows from operating activities of approximately $0.37 million for the year ended December 31, 2024. To date the Company has generated cash flows from issuances of equity and indebtedness.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of July 11, 2025, the Company has incurred significant losses from operations and has experienced negative cash flows from operating activities. Additionally, the Company’s current liabilities exceed its current assets, and it has a working capital deficit.

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

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, and Revenue Financing Arrangements

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	December 31, 2024	December 31, 2023
Notes Payable and Convertible Notes Payable

In December 2020, the Company entered into a 56- month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% through November 2022 and 4.00% through September 2025 of the previous month’s revenue. Note is due September 2025. Note is guaranteed by a related party see note 7.	Variable	$195,927	371,693

In April 2021, the Company entered into a six-month loan with an individual in the amount of $84,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to April 2025.	7%	168,000	168,000

In May 2021, the Company entered into a six-month loan with two individuals totaling $60,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to April 2025.	7%	60,000	60,000

In August 2022, the Company entered into a 56-months auto loan in the amount of $45,420.	2.35%	23,372	32,996

In December 2022, the Company entered into various eighteen-month loans with individuals totaling in the amount of $3,000,000. The notes included 100% warrant coverage. One note $400,000 was converted. The remaining loans were extended to June 2025 with principal and interest due at maturity with conversion price of $1.00 per share.	12%	2,600,000	3,000,000

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $1,000,000. The notes included 100% warrant coverage. The loans matured in June 2024 and was in default	12%	1,000,000	1,000,000

In February 2023, the Company entered into a twelve-month loan with an entity in the amount of $2,000,000. The convertible note included the issuance of 1,500,000 shares of common stock. The loan matured in February 2024 with conversion price of $0.85 per share and is non-interest bearing. The loan was extended to May, 2024. As of June 2024, the loan was fully converted.	—%	$—	$1,769,656

In May 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $800,000. The notes included 50% warrant coverage. The loans mature in November 2024 with principal and interest due at maturity with conversion price of $1.00 per share. The loans were extended to May 2025.	12%	800,000	800,000

In June 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $350,000. The notes included 50% warrant coverage. The loans mature in May 2025 with principal and interest due at maturity with conversion price of $1.00 per share, one of the loans was converted in December 2024.	12%	100,000	350,000

In July 2023, the Company entered into a twelve-month loan with an individual in the amount of $750,000. The note included 50% warrant coverage. The loan matures in July 2024 with principal and interest due at maturity with conversion price of $1.00 per share. The loan was fully converted in September 2024.	12%	—	750,000

In July 2023, the Company entered into a twelve-month loan with an individual in the amount of $100,000. The note included 50% warrant coverage. The loan originally matures in June 2024 with principal and interest due at maturity with conversion price of $1.00 per share. The loan was extended to June 2025.	12%	$100,000	$100,000

In August 2023, the Company entered into a twelve-month loan with an individual in the amount of $300,000. The convertible note included the issuance of 150,000 shares of common stocks. The loan matures in August 2024 with principal due at maturity with conversion price of $0.85 per share and is non-interest bearing. Partial of the note was converted into common stock.	—%	43,000	300,000

In October 2023, the Company entered into a three-month loan with an individual in the amount of $500,000. The loan matures in January 2024 with principal and interest due at maturity. The loan was extended to February 2025	10%	500,000	500,000

In October 2023, the Company entered into a loan with an individual in the amount of $196,725 The loan matures in March 2024. Note is guaranteed by a related party. As of March 2024, the loan was fully paid off.	—%	—	91,785

In October 2023, the Company entered into a loan with an individual in the amount of $130,000. The loan requires payment of 17% of daily Shopify sales.	—%	66,278	88,431

In October 2023, the Company entered into a eighteen-month loan with individuals totaling in the amount of $1,250,000. The note included 100% warrant coverage. The loan matures in April 2025 with principal and interest due at maturity with conversion price of $1.00 per share. Partial principal and 1st year interest were converted in September 2024 and December 2024. The loan was fully converted in January 2025	12%	$1,143,449	$1,250,000

In December 2023, the Company entered into a 2.5-month loan with an individual in the amount of $450,000. The loan had a maturity of March 2024 with principal and interest due at maturity. The loan was extended to February 2025. The loan was fully converted in Decembre 2024.	10%	—	450,000

In January 2024, the Company entered into a 18-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan had a maturity of July 2025 with principal and interest due at maturity with conversion price of $0.50 per share.	12%	250,000	—

In February 2024, the Company entered into a 18-month loan with an individual in the amount of $150,000. The note included 100% warrant coverage. The loan had a maturity of August 2025 with principal and interest due at maturity with conversion price of $0.40 per share.	12%	150,000	—

In February 2024, the Company entered into a 6-month loan with an individual in the amount of $315,000. The note included 60% warrant coverage. The loan had a maturity of August 2024 with principal and interest due at maturity with conversion price of $0.38 per share. This was extended to July 2025.	12%	$315,000	$—

In February 2024, the Company entered into a 18-month loan with an entity in the amount of $250,000. The note included 100% warrant coverage. The loan matures in August 2025 with principal and interest due at maturity with conversion price of $0.46 per share	12%	250,000	—

In April 2024, the Company entered into a commercial financing agreement in the amount of $815,000 and will be paid weekly until the loan is paid in full. The loan was in default.	—%	357,127	—

In May 2024, the Company entered into an eighteen-month loan with individuals totaling in the amount of $1,850,000. The note included warrant coverage . The loan matures in November 2026 with principal and interest due at maturity with conversion price of $0.40 per share	12%	1,850,000	—

In June 2024, the Company entered into a revenue purchase agreement in the amount of $250,000. 4% of revenue will be paid weekly until the loan is paid in full. Note is guaranteed by a related party	—%	181,341	—

In July 2024, the Company entered into a revenue purchase agreement in the amount of $178,250. The loan matures in May 2025. The loan was fully converted in January 2025.	22%	91,999	—

In July 2024, the Company entered into a revenue purchase agreement in the amount of $120,750. The loan matures in April, 2025. The loan was fully converted in January 2025	22%	$120,750	$—

In August 2024, the Company entered into a 5-year loan with individuals totaling in the amount of $500,000. The loan matures in September 2029 with principal and interest due at maturity with conversion price of $0.35 per share	9%	500,000	—

In August 2024, the Company entered into a eighteen-month loan with individuals totaling in the amount of $1,500,000. The loan matures in February 2026 with principal and interest due at maturity with conversion price of $0.38 per share.	12%	1,500,000	—

In September 2024, we entered into a merchant cash advance agreement in the amount of $325,000 to be paid weekly until the loan is paid in full.	—%	82,261	—

In September 2024, the Company entered into an agreement with individuals totaling in the amount of $590,000, there is no maturity date or interest, convertible into common stock at 25% discount to VWAP, proceeds to be used for acquisitions	—%	590,000	—

In October 2024, the Company entered into an agreement with individuals totaling in the amount of $950,000 there is no maturity date or interest, convertible into common stock at 25% discount to VWAP, proceeds to be used for acquisitions	—%	950,000	—

In November 2024, we entered into a merchant cash advance agreement in the amount of $340,000 to be paid weekly until the loan is paid in full.	—%	311,713	—

In December 2024, we entered into a merchant cash advance agreement in the amount of $111,300 to be paid weekly until the loan is paid in full. Note is guaranteed by a related party	—%	$111,300	$—

In December 2024, the Company entered into a twelve-month loan with an individual in the amount of $500,000. The loan matures in December 2025 with principal and interest due at maturity.	12%	225,000	—

	Total notes payable	$14,635,113	$11,082,561

	Less notes discount	(3,031,513)	(2,876,387)
	Less current portion	(9,632,505)	(7,748,518)

	Long-term notes payable	$1,971,095	$457,656

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 4 – Notes Payable, Shareholder Notes Payable, and Revenue Financing Arrangements, continued

Interest expense on notes payable was $3,702,611   and $1,856,777 for the years ended December 31, 2024 and 2023, respectively. Accrued interest was $3,610,329, and $1,714,646 at December 31, 2024 and December 31, 2023, respectively. The Company’s effective interest rate was 20.53%  for the year ended December 31, 2024.

The Company’s convertible note balances are convertible into 505,257 and 278,187 shares of common stock for the years ended December 31, 2024 and 2023. These amounts are reflective of the 1 for 40 reverse split.

As of December 31, 2024, and December 31, 2023, the balance of the unamortized debt discount was $3,677,143 and 28,474,946   respectively. The Company adopted ASU 2020-06 on January 1, 2024, which resulted in the reversal of the original beneficial conversion feature (BCF) amount to additional paid in capital for $2,191,103, reversal of the unamortized debt discount related to the beneficial conversion feature (BCF) for $932,047 with the balance being recorded through retained earnings for $1,259,056.

Notes discount of $3,251,106   and $3,832,628   for the year ending December 31, 2024 and 2023 respectively is related to the discounted warrants and common shares issued in connection with the notes.

In June 2025, the Company exchanged approximately $12.67 million of outstanding promissory notes for newly issued preferred equity. The Company is undertaking these transactions to exchange debt for equity as part of its effort to regain compliance with the shareholder equity requirements of the NYSE American. By exchanging debt for equity, the Company enhances balance sheet, reduces interest expense, and improves shareholder equity position in furtherance of its goal of complying with exchange requirements. The exchange was the result of an agreement between note holders and the company. The Company is still assessing the accounting impacts of these exchanges.

	Interest Rate	December 31, 2024	December 31, 2023
Shareholder Notes Payable

In April 2024, revised Feb 2023 shareholder advance in the amount of $200,000. The annual interest rate is 12% with a conversion price of $0.35 per share. The revised note included 571,429 share of warrant coverage. The loan matures in July 2025 with interest due semiannually.	12%	200,000	200,000

	Less current portion	(200,000)	(200,000)

	Long-term notes payable	$—	$—

Interest expense on related party notes payable was $24,000 and $20,400 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the Company’s convertible note balances are convertible into 553,631 shares of common stock

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 5 – Licensing Agreement and Royalty Payable

The Company had a licensing agreement with ABG TapouT, LLC (“TapouT”), providing the Company with licensing rights to the brand “TapouT” (i)energy drinks, (ii) energy bars, (iii) coconut water, (iv) electrolyte gum/chews, (v) energy shakes, (vi) powdered drink mix, (viii) water (including enhanced water), (vii) energy shots, (viii) teas, and (ix) sports drinks sold in the North America (including US Territories and Military Bases), United Kingdom, Brazil, South Africa, Australia, Scandinavia, Peru, Colombia, Chile and Guatemala. The Company was required to pay a 6% royalty on net sales, as defined, and are required to make minimum monthly payments of $55,000 in 2024 and 2023. The licensing agreement between TapouT LLC and the Company was  terminated during Q1 2024. The parties are engaged in active and constructive settlement discussions pursuant to the terms of the agreement’s termination provisions. The Company anticipates that any final settlement will not exceed the amounts already recorded in its legal reserve and accrued accounts payable.

The Company has accrued guaranteed minimum royalty payments $55,000 for the year ended in December 2024. The royalty expense $55,000 is included in general and administrative expenses. The licensing agreement between TapouT LLC and the Company has been terminated. The parties are engaged in active and constructive settlement discussions pursuant to the terms of the agreement’s termination provisions. The Company anticipates that any final settlement will not exceed the amounts already recorded in its legal reserve and accrued accounts payable. The Company has reserved $330,000 that is included in legal reserve in the condensed consolidated statement of operations and comprehensive loss.

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

Note 6 – Stockholders’ Equity

Common Stock

The Company underwent a 1 for 40 reverse split of its common stock on March 27, 2025. All share amounts and per share amounts are retroactively adjusted to reflect the effect of the reverse split.

On September 29, 2023, the Company entered into a securities purchase agreement with certain accredited investors. Pursuant to such agreements, the Company sold: (i) senior convertible notes in the aggregate original principal amount of $1,250,000, convertible into up to 36,765 shares of common stock of the Company, par value $0.001 per share (“Common Stock”), subject to adjustments as provided in the Notes, (ii) 15,625 shares of Common Stock (the “Commitment Shares”), (ii) warrants to acquire up to an aggregate of 31,250 additional shares of Common Stock (the “Warrants”) at an exercise price of $34.0 per Warrant Share.

On May 1, 2024, the Company entered into a securities purchase agreement with certain accredited investors. Pursuant to such agreements, the Company sold: (i) senior convertible notes in the aggregate original principal amount of $1,850,000, convertible into up to 115,625 shares of Common Stock, subject to adjustments as provided in the Notes, (ii) 23,125 shares of Common Stock (the “Commitment Shares”), (ii) warrants to initially acquire up to an aggregate of 115,625 additional shares of Common Stock (the “Warrants”) at an exercise price of $34.0 per Warrant Share.

During the year ended December 31, 2024, the Company granted share-based awards to certain consultants totaling 48,958 shares of common stock at a weighted average price of $9.60, 16,250 shares for extension of note, 466,000 shares on conversion of convertible instruments, 23,125 shares on debt discount and 7,250 shares for non-cash compensation.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

A convertible promissory note was issued to shareholder on April 15, 2024 for $200,000 at 12% with conversion price of $14.0 per share. The note included 14,286 share of warrant coverage. The loan matures in July 2025 with principal and interest due semi-annually. Accrued interest of $27,370 was paid prior to August 15, 2024.

Preferred Stock

As of the date of this filing, the Company has issued four series of preferred stock: Series A, A-1, B, and C, each with distinct rights and preferences as outlined below. Note agreements were amended to be exchanged for Preferred B and the impact of those amendments is subject to further review.

Voting Rights

●	Series A carries 25,000 votes per share but is limited solely to voting on the authorization of additional shares. It has no other voting rights. Series A is expected to be retired following the special meeting.
●	Series A-1 carries 231 votes per share.
●	Series B and Series C do not carry any voting rights.

Dividends

●	Series A does not accrue dividends.
●	Series A-1 and Series B carry a fixed 12% annual dividend, payable quarterly in arrears, in either cash or payment-in-kind (PIK) at the Company’s discretion. These dividends are mandatory and take priority over any dividends on common stock, regardless of whether common stock dividends are declared.
●	Series C does not accrue dividends.

Conversion into Common Stock

●	Series A is not convertible.
●	Series A-1 is convertible into common stock at 80% of the VWAP, subject to a floor of $1.25 and a ceiling of $4.00. A-1 is convertible into a range of 162,500 to 520,000 common shares.
●	Series B is also convertible at 80% of the VWAP, with a floor of $1.25 and a ceiling of $6.00, and is convertible into a range of 2,118,333 to 10,168,000 common shares.
●	Series C is convertible at a fixed price of $3.00, resulting in the potential issuance of 6,666,667 common shares upon conversion.

Redemption – at the sole discretion of the Company.

●	Series A is redeemable by the Company after the special meeting for $1,000.
●	Series A-1 and Series B are redeemable by the Company after two years from the date of issuance, for $650,000 and $12,700,000, respectively.
●	Series C is not redeemable.

Seniority

●	Series B is the most senior class (Seniority Level 1).
●	Series A-1 ranks junior to Series B (Seniority Level 2).
●	Series C is the most junior class (Seniority Level 3).
●	Series A is a governance-related instrument and does not participate in liquidation or dividend preferences.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Stock Plans

A summary of the Company’s stock option plan and changes during the year ended is as follows:

Plan Category	No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities
Equity compensation plan approved by board of directors	216,212	29.60	44,534

Total	216,212	29.60	44,534

Please

In July 2020, the Board adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights, Performance Units and Performance Bonuses to consultants and eligible recipients. The total number of shares that may be issued under the 2020 plan was 42,146 at the time the 2020 plan was adopted as of December 31, 2024.

The 2020 Plan has an “evergreen” feature, which provides for the annual increase in the number of shares issuable under the plan by an amount equal to 5% of the number of issued and outstanding common shares at year end, unless otherwise adjusted by the board. At January 1, 2023 and 2024, the number of shares issuable under the 2020 plan increased by 51,357 and 74,607 shares, respectively.

In October 2023, the shareholders voted to increase the number of shares issuable under the Plan to 7.5%.

At December 31, 2024 the number of shares authorized under the 2020 plan is 44,534.

Note 6 – Stockholders’ Equity, continued

The following is a summary of the Company’s stock option activity:

Options	2024		2023
	Stock options	Weighted average	Stock options	Weighted average
Balance – January 01	106,475	$45.04	28,775	$44.80

Granted	112,125	14.80	86,025	45.20
Exercises	—	—	—	—
Cancelled	2,388	30.8	8,325	45.2

Balance – December	216,212	$29.60	106,475	$45.20

Exercisable - December 31	176,520	$32.40	97,770	$44.80

* These prices are reflective of the price modification made on April 24, 2023.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

During 2023, the Company granted 84,400 options to employees and directors at weighted average strike price of $45.20, weighted average expected life of 6.0 years, weighted average volatility of 264.3%, weighted average risk-free rate of 3.6% and no dividend. On April 24, 2023, the Company modified the price of 103,350 options to $44.8 from a weighted average price of $102.40. The options have a weighted average expected life of 6.3 years, weighted average volatility of 266.7%, weighted average risk-free rate of 3.6% and no dividend. Following ASC Topic 718 the Company recognized an incremental expense from the modification of the option pricing resulting in an expense of $7,348 that was reflected during 2023.

The Company determined the grant date fair value of the options granted using the Black Scholes Method using the following assumptions:

	December 31, 2024	December 31, 2023
Risk-free interest rates	4.64%	3.84%
Exercise price	$13.20 – 21.60	$22.00
Expected life	5 years	5 years
Expected volatility	227% - 256%	228.34%
Expected dividends	—	—

The fair value of stock options granted in 2024 has been measured at 112,125 shares using the Black-Scholes option pricing model with the following assumptions: exercise price $13.2 to $21.60, expected life 5 to 10 years, expected volatility 254%, expected dividends 0%, risk free rate 4.64%.

During the year ended December 31, 2024, the fair value of options granted amounted to $1,646,200. As of December 31, 2024, the intrinsic value of stock options outstanding and exercisable was $0. Stock compensation expense for the years ended December 31, 2024 and 2023 was $1,411,883 and $840,817, respectively.

Note 6 – Stockholders’ Equity, continued

At December 31, 2024, there was approximately $300,000 unrecognized compensation costs related to stock options which will be recognized over the weighted average remaining years of 0.84.

The following is a summary of the Company’s Warrant activity and reflects the 1 for 40 reverse split.

Warrants	December 31, 2024		December 31, 2023
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance – beginning of the year	354,502	$62.76	358,597	$74.00

Granted	287,086	20.80	56,250	23.20
Exercises	—	—	1,703	87.60
Cancelled	—	—	58,642	92.80

Balance - end of the year	641,588	$43.79	354,502	$62.76

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

The fair value of warrants recognized in the period has been estimated using the Black-Scholes option pricing model with the following assumptions.

	December 31, 2024	December 31, 2023
Risk-free interest rates	4.64%	3.84%
Exercise price	$10.0 – 34.0	$22.0
Expected life	5 years	5 years
Expected volatility	254%	254%
Expected dividends	—	—

Note 7 – Related Parties

During the normal course of business, the Company incurred expenses related to services provided by the CEO or Company expenses paid by the CEO, resulting in related party payables. In conjunction with the acquisition of Copa di Vino, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Note Payable to Decathlon with a balance of $1,995,950 at December 31, 2024 and $1,361,395 at December 31, 2023.

There were related party advances from our chief executive officer in the amount of approximately $0.4 million outstanding as of December 31, 2024 and approximately $0.4 million as of December 31, 2023. This amount includes a shareholder note payable in the amount of $0.2 million outstanding as of December 31, 2024. The annual interest rate of the note is 12% with a conversion price of $14.0 per share. The note includes 14,285 shares of warrant coverage.

Note 8 – Investment in Salt Tequila USA, LLC

The Company has a marketing and distribution agreement with SALT in Mexico for the manufacturing of our Tequila product line.

The Company has a 22.5% percentage interest in SALT Tequila USA, LLC (“SALT”), and has the right to increase its ownership to 37.5%. This investment is accounted for at cost as the Company does not have the ability to exercise significant influence over SALT Tequila USA, LLC.

Note 9 – Lease

The Company has various operating lease agreements primarily related to real estate and office space. The Company’s real estate leases represent a majority of the lease liability. Lease payments are mainly fixed. Any variable lease payments, including utilities, and common area maintenance are expensed during the period incurred. Variable lease costs were immaterial for the year ended December 31, 2024 and 2023. A majority of the real estate leases include options to extend the lease. Management reviews all options to extend at the inception of the lease and account for these options when they are reasonably certain of being exercised.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on the Company’s condensed consolidated statement of operations and comprehensive loss. Operating lease cost was $360,409 and $363,890 during the twelve-month period ended December 31, 2024 and 2023, respectively.

The following table sets for the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet at December 31, 2024

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Undiscounted Future Minimum Lease Payments	Operating Lease

2025	$318,219
2026	52,703
2027	2,976
Total	373,898
Amount representing imputed interest	(15,034)
Total operating lease liability	358,864
Current portion of operating lease liability	(305,167)
Operating lease liability, non-current	$53,697

The table below presents information for lease costs related to our operating leases at December 31, 2024:

Operating lease cost:
Amortization of leased assets	$337,228
Interest of lease liabilities	23,181
Total operating lease cost	$360,409

The table below presents lease- related terms and discount rates at December 31, 2024:

Remaining term on leases	25 months
Incremental borrowing rate	5.0%

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

Revenue	For the Year Ended, December 31, 2024	For the Year Ended, December 31, 2023
Splash Beverage Group	$3,509,058	$5,072,479
E-Commerce	646,150	13,777,673

Total Revenues,	$4,155,208	$18,850,152

Segment operating loss:	2024	2023
Splash Beverage Group	$(14,742,528)	$(13,669,371)
E-Commerce	(1,303,708)	(1,617,287)

Total segment operating loss	$(16,046,236)	$(15,286,658)

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Reconciliation of segment loss to corporate loss:	2024	2023
Other income/expense	$(2,552)	$(30,328)
Amortization of debt discount	(3,677,143)	(3,832,628)
Interest income & expense	(3,700,620)	(1,854,143)
Legal reserve	(330,000)	—

Loss before income tax	$(23,756,551)	$(21,003,757)

Total Assets	December 31, 2024	December 31, 2023
Splash Beverage Group	$2,610,207	$9,188,213
E-Commerce	148,978	710,555

Total Assets	$2,759,185	$9,898,768

Splash Beverage Group revenue decreased for the year ending December 31, 2024 versus December 31, 2023 by $1.6 million or 30% with the main contribution from the decrease in revenue coming from TapouT and Pulpoloco. The contribution after marketing expenses increased by $1.2 million for the year ending December 31, 2024 versus December 31, 2023 due to decreased sales partially offset by cost decreases and marketing expense.

E-Commerce revenue decreased for the year ending December 31, 2024 versus December 31, 2023 by $8.9 million driven by low inventory. Contribution after Marketing expenses declined by $4.8 million due to decrease in sales.

Note 11 – Commitment and Contingencies

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

The licensing agreement between TapouT LLC and the Company was terminated in Q1 2024. The parties are engaged in active and constructive settlement discussions pursuant to the terms of the agreement’s termination provisions. Based on the settlement discussions, the Company anticipates that any final settlement will not exceed the amounts already recorded in its legal reserve and accrued accounts payable.

Note 12 – Tax Provision

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

At December 31, 2024, the Company’s net operating loss carryforward for Federal income tax purposes was $99,567,157, which will be available to offset future taxable income. If not used, these carry forwards will begin to expire in 2032, except for the net operating losses generated January 1, 2018 and after, which amounted to $76,541,071, which can be carried forward indefinitely.

There was no income tax expense or benefit for the years ended December 31, 2024 and 2023 due to the full valuation allowance recorded.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 12 – Tax Provision, continued

The reconciliation of the income tax benefit is computed at the U.S. federal statutory rate as follows:

	2024	2023

Federal Statutory Tax Rate	21.00%	21.00%
Permanent Differences	(1.57)%	(0.89)%
Change in Valuation Allowance	(19.43)%	(20.11)%
Net deferred tax asset	—	—

The tax effects of temporary differences which give rise to the significant portions of deferred tax assets or liabilities at December 31 are as follows:

	2024	2023
Deferred Tax Assets:
Net Operating Losses	$31,444,821	$27,606,474
Accrued Interest/Interest Expense Limitation	2,251,164	1,518,618
Total deferred tax assets	33,695,985	29,125,092

Deferred Tax Liabilities:
Depreciation	(145,467)	(120,502)
Total deferred tax liabilities	(145,467)	(120,502)

Less: Valuation allowance	(33,550,518)	(29,004,590)
Total Net Deferred Tax Assets	$—	$—

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The open tax years subject to examination with respect to the Company’s operations are 2015 through 2024.

Note 13 – Subsequent Events

In January 2025, the Company entered into a convertible promissory note with a loan company in the amount of $163,000. The note has a six-month term, accrues interest at 12% and is convertible into shares of common stock of the Company with a discount rate of 35% of Market price.

In January 2025, the Company issued a 10-month promissory note in the amount of $150,650, that accrues interest at 12% and is convertible into shares of common stock at a 25% discount to the current market price.

In January 2025, the Company entered into a twelve-month loan with individuals totaling in the amount of $350,000. The note included warrant coverage of 35,000 5-year warrants with a $10 exercise price. The loan matures in January 2026 with principal and interest due at maturity with conversion price of $10.0 per share

In January 2025, the Company entered into an eighteen-month loan with individuals totaling $381,000. The note included warrant coverage of 38,100 5-year warrants with a $10 exercise price. The loan matures in June 2026 with principal and interest due at maturity with conversion price of $10 per share

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

On March 27, 2025, the Company implemented a 1.0 for 40.0 reverse stock split. All common stock shares, warrants, and conversion prices stated herein have been adjusted to reflect the split. The purpose of this reverse split was to maintain the Company’s listing on the NYSE American.

In April 2025, the Company issued a 5-year promissory note in the amount of 200,000, it accrues interest at 15%, and is convertible into shares of common stock at $1.25. The note also received 125,000 5-year warrants exercisable at $2.00, and 83,334 5-year warrants exercisable at $3.00.

In May 2025, the Company issued 650 shares of Series A-1 Preferred Stock in exchange for approximately $650,000. Series A-1 shares are convertible into common stock, subject to shareholder approval, and further discussed in Note 6. Investors of A-1 Shares also received 162,500 1-year A Warrants exercisable into common stock at 80% of 5-day VWAP, and 162,500 5-year B Warrants exercisable into common stock at $4.00. The accounting treatment of this transaction is subject to further review and may be adjusted in the future.

In June 2025, the Company issued 1000 shares of Preferred A Stock. Preferred A is super voting preferred, not convertible into common stock, and further discussed in Note 6.

In June 2025, the Company issued 126,710 shares of Series B Preferred Stock in exchange for approximately $12.7 million in previously outstanding convertible notes. The Series B shares are convertible into common stock, subject to shareholder approval and further discussed in Note 6. The accounting treatment of this transaction is subject to further review and may be adjusted in the future.

In June 2025, the Company acquired certain assets, including all contractual water rights to the aquifer located in Garabito, Puntarenas, Costa Rica. The Company issued 20,000 shares of Series C Preferred Stock as consideration, at an initial stated value of $1000 per share. Management determined that the transaction is an asset acquisition under ASC 805, as substantially all of the fair value is concentrated in a single identifiable asset—the water rights—and no substantive processes were acquired. The preliminary fair value of the acquired assets has been estimated at approximately $20 million and is subject to revision. The Series C shares are convertible into common stock, subject to shareholder approval, and further discussed in Note 6

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. Based on that assessment, our management has determined that as of December 31, 2024, our internal control over financial reporting was not effective due to material weaknesses related to a limited segregation of duties due to our limited resources and the small number of employees, resulting in a lack of controls to ensure   maintenance of documentation supporting transactions recorded in the Company’s accounting records. Management has determined that this control deficiency constitutes a material weakness which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting.

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

Item 9B. Other Information.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth our executive officers and directors, their ages and position(s) with the Company.

Name	Age	Position

Robert Nistico	61	Chief Executive Officer and Director

William Devereux(4)	50	Chief Financial Officer

Stacy McLaughlin(1)	43	Former Chief Financial Officer

Julius Ivancisits(2)	53	Former Chief Financial Officer

Ron Wall(5)	57	Former Chief Financial Officer

Fatima Dhalla(6)	70	Former Interim Chief Financial Officer

William Meissner	58	President, Chief Marketing Officer

Justin Yorke	58	Director

John Paglia(3)	57	Director

Thomas Fore	59	Director

Bill Caple	66	Director

(1)	Ms. McLaughlin resigned as the Chief Financial Officer of the Company on March 29, 2024

(2)	Mr. Ivancsits informed the Company of his intention to resign as Chief Financial Officer of the Company Ion February 7, 2025, to be effective as of February 18, 2025.

(3)	Dr. Paglia informed the Company of his intention to resign as a member of the Board, as well as any other positions at the Company, on February 7, 2025, to be effective as of March 7, 2025.

(4)	On March 20, 2025, William Devereux was appointed as the Company’s Chief Financial Officer

(5)	Mr. Ron Wall resigned as the Chief Financial Officer of the Company on September 26, 2023

(6)	Ms Fatima Dhalla resigned as the Interim Chief Financial Officer of the Company on January19, 2024.

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

William Devereux, age 50, on March 20, 2025 became our Chief Financial Officer. Mr. Devereux was CFO at Hembal Labs and Akin AI, where he secured enterprise contracts, sourced a merger offer, and positioned companies for significant investment. Earlier, he was a Partner at Daruma Capital, where he played a key leadership role in managing a $2B portfolio. He also advised on M&A and regulatory matters at Dames Point Partners and held leadership roles in investment strategy and corporate governance. An expert in corporate finance, capital allocation, and M&A strategy, William holds an MBA from the University of North Carolina at Chapel Hill and a BS in Finance from the University of Florida.

Julius Ivancsits, age 53, became the Chief Financial Officer of the Company on April 24, 2024. Prior to joining the Company, Mr. Ivancsits was the Chief Financial Officer of HEXO Corporation, from May 2022 to July 2023, assisting HEXO in its successful sale to Tilray brands in 2023. He founded and has been serving as the managing director at endurance CFO Advisory Services since the HEXO sale. Prior to his time at HEXO he served as the Chief Financial Officer at Goba Capital from 2021 until 2022, as the Chief Financial Officer at AlpHa Measurement Solutions, LLC from 2019 until 2021, and as the Chief Financial Officer at Be Green Packaging from 2017 until 2019. He also served in multiple roles at CPKelco with progressively increasing experience. Mr. Ivancsits has a BS in Business from Eastern Illinois University.

Stacy McLaughlin, age 43, became the Chief Financial Officer on January 24, 2024. Prior to serving as our Chief Financial Officer, Ms. McLaughlin was the Chief Financial Officer of Material Technologies, Corp. from 2022 to 2023. From 2013 to 2021, Ms. McLaughlin was the Vice President and Chief Financial Officer of Willdan Group, Inc. (Willdan), and prior to that, she was their Compliance Manager from 2010 to 2013. During her tenure at Willdan, she was responsible for accounting and finance functions, SEC reporting, investor relations, treasury, and managed a follow-on equity offering. Prior to Willdan, Ms. McLaughlin was, from 2009 to 2010, Senior Associate at Windes & McClaughry Accountancy Corporation and, from 2004 to 2009, Senior Audit Associate at the public accounting firm KPMG LLP. Ms. McLaughlin has a Masters in Accounting from the University of Southern California and BS from the University of Arizona. Ms. McLaughlin is a Certified Public Accountant (CPA).

William Meissner, age 58, became the President and Chief Marketing Officer of the Company in May of 2020. Mr. Meissner is a proven leader with more than twenty years of success in growing consumer brand companies with both large multinational and medium sized entrepreneurial organizations. Meissner has held several other leadership and board director roles. Prior to Splash Meissner was a board director and CEO in a beverage vertical organized by a mid-cap PE firm designed to acquire and build emerging brands, where he acquired two legacy tea brands from Nestle, Sweet Leaf Tea and Tradewinds Tea. Meissner served as CEO and Board Director or Genesis Today, Inc. a plant based superfood and supplement company, CEO and Board Director of a joint venture between Distant Lands Coffee Inc. and Caffitaly Systems s.p.a called Tazza Pronto Inc., CEO and Board Director of Jones Soda Inc., President of Talking Rain Beverages, Inc., Chief Marketing Officer of Coca-Cola’s Fuze Beverages, Brand Director of PepsiCo’s SoBe Beverages and Category Manager of Nutritional Beverages for Tetra Pak Inc. Meissner has an MBA from the University of Pittsburgh’s Katz Graduate School of Business and a Bachelor’s degree from Michigan State University.

Thomas Fore, age 59, became an independent director of the Board of the Company on March 20, 2025. Mr. Fore currently leads the real estate investment strategy for Epogee Capital Management, a Boston-based Registered Investment Advisory, and for Wise Capital, an international investment fund with more than $500MM AUM. Previously, he served as the CEO of TideRock Media from 2011 to 2024. TideRock has produced more than 15 feature films for the Sundance Labs Program and has worked with top Hollywood talent including: Elizabeth Banks, Richard Gere, Common, Danny Glover, and Christopher Columbus. TideRock co-founded the Sundance Investor’s Catalyst Lab in 2013 in order to provide education and resources to film investors. Thomas is a board member of My Pebble Inc., a private technology company which is involved in the effort to help companies become carbon neutral, and is a graduate of Towson University (1991) and has retired from the Baltimore City Police Department as a Detective Agent in 2000.

Justin Yorke, age 58, became a member of the Board of the Company on March 31, 2020. Since March 31, 2020, Mr. Yorke has also served as the Company’s Secretary. Mr. Yorke has over 25 years of experience in finance. Based in Hong Kong for over 10 years, he managed funds for a private Swiss Bank, Darier Henstch from 1997 to 2000. Prior to that, from 1995 to 1997, Mr. Yorke managed funds for Peregrine Investments and from 1990 to 1995 Unifund, Asia, Ltd, Hong Kong, a high net-worth family office headquartered Geneva, Switzerland. From 2000 to 2004, he was a partner at Asiatic Investment Management, based in San Francisco. Since 2004, Mr. Yorke has been a partner in San Gabriel Advisors, LLC and Arroyo Capital Management, LLC and is the manager of the San Gabriel Fund, JMW Fund and Richland Fund. The funds are highly diversified in focus with investment holdings, public, private equity and debt investments and real estate investments. He has a B.A. degree from UCLA. Mr. Yorke is the principal of WesBev LLC, which prior to the merger between CMS and our Company was the majority shareholder of the Company. He also is an acting director and audit committee chair of Processa Pharmaceuticals, (Nasdaq: PCSA). Mr. Yorke served as non-executive Chairman of Jed Oil and a Director/CEO at JMG Exploration.

Dr. Paglia, age 57, became a member of the Board of the Company as an independent director on February 26, 2024. He is currently an independent director, Audit Committee Chair and a member of the Nominating & Corporate Governance and Compensation Committee of Simulations Plus, Inc., from 2014 to present. Mr. Paglia is also an independent director, Audit Committee Chair and a member of the Nominating & Corporate Governance and Compensation Committee of Aeluma, Inc., from 2021 to present. Additionally, Dr. Paglia is currently on the Advisory Board of multiple companies, including SUM Ventures, Axxes Capital Inc., VitaNav Inc., and DigiLife Fund, among others. Dr. Paglia, a Professor of Finance, currently works at Pepperdine University in various positions, which have included Senior Associate Dean and Executive Director, since 2000-present. Dr. Paglia has a Doctor of Philosophy in Business Administration, from the University of Kentucky, a Master of Business Administration from Gannon University, a Bachelor of Science from Gannon University, and is also a Certified Public Accountant and Charted Financial Analyst.

Bill Caple, age 66, has served as an independent director of the Company since May 3, 2023. Over the past five years, Mr. Caple has primarily served as a consultant on corporate strategies, business development, corporate finance, and M&A. Mr. Caple is currently a board member of Covax Data, Inc. (“Covax”), where he also assists with establishing sales channels and business development for Covax’s cyber security AI blockchain product and assisting the company raise growth capital. Mr. Caple also founded and runs Caple Advisory, an international management consulting practice and investment banking firm, with a concentration in Asia. Previously, Mr. Caple served as a board member and C-suite executive of multiple hi-tech businesses, netting successful exits and public offerings of his companies (e.g. OTG Software NASDAQ: OTGS, now part of Dell EMC and OpenText). The Company believes that Mr. Caple is an asset to the Company because of his wealth of experience and success in corporate finance strategies, M&A, and business development to round out the Board’s top-tier level of expertise in key subjects.

Family Relationships

There are no family relationships among and between the issuer’s directors, officers, persons nominated or chosen by the issuer to become directors or officers, or beneficial owners of more than ten percent of any class of the issuer’s equity securities.

Section 16(a) Beneficial Ownership Reporting Compliance

Com

Section 16(a) of the Securities Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our common stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our common stock. Such reporting persons are required by the SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based solely on our review of copies of the reports filed with the SEC and the written representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2024 were complied with by each person who at any time during the 2024 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: Julius Ivancsits, and Stacy McLaughlin each filed a late Form 3 report at the time of their appointments and on becoming insiders of the Company. Julius Ivancsits filed a late Form 4 report on May 6, 2024.

Committees of the Board of Directors

Audit Committee

We have separately designated an Audit Committee. The Audit Committee is responsible for, among other things, the appointment, compensation, removal and oversight of the work of the Company’s independent registered public accounting firm, overseeing the accounting and financial reporting process of the Company, and reviewing related person transactions. During fiscal year 2024 our Audit Committee is comprised of John Paglia and Bill Caple. Under NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Also, as a smaller reporting company, we are only required to maintain an audit committee of two independent directors. Our Board has determined that John Paglia and Bill Caple are independent under NYSE listing standards and applicable SEC rules. John Paglia is the Chairperson of the audit committee. Each member of the audit committee is financially literate and our Board has determined that John Paglia qualifies as an “audit committee financial expert” as defined in applicable SEC rules. The Audit Committee operates under a written charter adopted by the Board of Directors, which can be found on our website at www.splashbeveragegroup.com. During 2024, the Audit Committee held four meetings in person or through conference calls. The Company has replaced Dr. Paglia on the Audit Committee with Thomas Fore.

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

During fiscal year 2024 the members of our Compensation and Management Resources Committee were Bill Caple and John Paglia. Bill Caple is the chairperson of the Compensation and Management Resources Committee. As of March 7, 2025, Dr. Paglia is no longer be a member of the Compensation and Management Resources Committee. The Company has replaced Dr. Paglia on the Compensation Committee with Thomas Fore.

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

During 2024, the Compensation Management Resources Committee held two meetings in person or through conference calls.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for overseeing the appropriate and effective governance of the Company, including, among other things, (a) nominations to the Board of Directors and making recommendations regarding the size and composition of the Board of Directors and (b) the development and recommendation of appropriate corporate governance principles. During fiscal year 2024 the Nominating and Corporate Governance Committee consists of John Paglia and Bill Caple, each of whom is an independent director (as defined under Section 803 of the NYSE American LLC Company Guide). The Chairperson of the committee is Bill Caple. The Nominating and Corporate Governance Committee operates under a written charter adopted by the Board of Directors, which can be found on our website at www.splashbeveragegroup.com within the “Investor Information” section. The Company is currently in the process of replacing Dr. Paglia.

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

During 2024, the Nominating and Corporate Governance Committee held two meetings in person or through conference calls.

Meetings of the Board of Directors same as above

During 2024, the Board of Directors held six meetings. During 2024, each member of our Board of Directors attended at least 75% of the aggregate of all meetings of our Board of Directors and of all meetings of committees of our Board of Directors on which such member served that were held during the period in which such director served.

The Board of Directors also approved certain actions by unanimous written consent.

Director Independence

The NYSE listing standards require that a majority of our Board be independent. Our Board has determined that John Paglia and Bill Caple are “independent directors” as defined in the NYSE listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present. The Company is currently in the process of replacing Dr. Paglia.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11. Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION

The following table sets forth information for our two most recently completed fiscal years ending December 31, 2024 and December 31, 2023 concerning all of the compensation awarded to, earned by the executive officers named below.

Name and Principal Position	Year	Salary	Bonus	Other		Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	Total

Robert Nistico, CEO	2024	$324,819	—		$13,800	—	$396,000	—	—	$734,619
	2023	$333,125	—		$—	—	—	—	—	$347,525

William Meissner, President and CMO	2024	$324,819	—		$9,200	—	$247,500	—	—	$581,519
	2023	$333,125	—		$—	—	—	—	—	$333,125

Ronald Wall, CFO(1)	2024	$—	—		$—	—	—	—	—	$—
	2023	$249,438	—		$—	—	—	—	—	$249,438

Fatima Dhalla, Interim CFO(2)	2024	$—	—		$—	—	$16,200	—	—	$16,200
	2023	$55,950		$						$55,950

Stacy McLaughlin, Former CFO(3)	2024	$60,937	—		$—	—	—	—	—	$60,937
	2023	$—	—		$—	—	—	—	—	$—

Julius Ivancsits, CFO(3)	2024	$209,280			$4,000		247,500			$460,780
	2023	$—	—		$—	—	—	—	—	$—

William Devereux (4)	2024	—	—		—	—	—	—	—	$—
	2023	—	—		—	—	—	—	—	$—

(1) On September 26, 2023, Ronald Wall resigned as Chief Financial Officer of the Company.

(2) Effective January 19, 2024, Fatima Dhalla, resigned as the Interim Chief Financial Officer of the Company.

(3) The individual listed was appointed during fiscal year 2024 and received no compensation during the last completed fiscal year.

(4) The individual listed was appointed during fiscal year 2025 and received no compensation during the last two completed fiscal year.

Employment Agreements

Except as described below, the Company does not have any employment agreements in place with any of its executive officers. The board of directors reserves the right to increase the salary of our executive officers, and/or to grant them equity awards, including stock, options or other equity securities, from time to time, as additional compensation or bonuses.

Robert Nistico - CEO and Director

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

William Devereux -- CFO

Pursuant to the terms of an employment agreement dated February 21, 2025, the Company employed Mr. William Devereux as its Chief Financial Officer on a full-time basis. Effective March 3, 2025, Mr. Devereux’s annual salary is $325,000. He is also entitled to a $60,000 signing bonus and discretionary annual performance bonus of up to $162,500, upon achieving certain targets that are to be defined on an annual basis. Mr. Devereux is also entitled to participate in all qualified plans, holidays and other employee benefits which the Company, in its sole discretion, may maintain from time to time for the benefit of its employees in general. Pursuant to his employment agreement, granted 600,000 options to acquire shares of common stock of the Company, with such shares vesting in 200,000 share increments annually (with the first vest to occur on March 3, 2025). Continued vesting of these options and the underlying shares is subject to Mr. Devereux’s employment remaining in good standing with the Company.

Julius Ivancsits – Former CFO

Pursuant to the terms of an employment agreement dated April 22, 2024, the Company employed Mr. Julius Ivancsits as its Chief Financial Officer on a full-time basis. Effective April 24, 2024, Mr. Ivancsits annual salary is $325,000. He is also entitled to a discretionary annual performance bonus of up to $162,500, upon achieving certain targets that are to be defined on an annual basis. Mr. Ivancsits is also entitled to participate in all qualified plans, holidays and other employee benefits which the Company, in its sole discretion, may maintain from time to time for the benefit of its employees in general. Pursuant to his employment agreement, granted 750,000 options to acquire shares of common stock of the Company, with such shares vesting in 250,000 share increments annually (with the first vest to occur on April 24, 2024). Continued vesting of these options and the underlying shares is subject to Mr. Ivancsits’ employment remaining in good standing with the Company.

Stacy McLaughlin – Former CFO

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

William Meissner - CMO and President

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

Directors Compensation

 Directors Compensation

During the fiscal year ended December 31, 2024, our directors were paid compensation in cash and options for serving as Directors of the Company. The awards below have been adjusted for the 1 for 40 reverse split.

Name	Year	Fees Earned or Paid in Cash	All Other Compensation	Stock Awards	Option Awards	Total Compensation

Thomas Fore(1)	2024	—	—	—	—	—

Justin Yorke	2024	—	—	—	—	—

Bill Caple	2024	$69,996	—	—	$161,500	$231,496

John Paglia	2024	$45,000	—	—	$318,000	$363,000

(1)	Mr. Fore was appointed as a director of the Company in 2025, and received no compensation during fiscal year 2024.

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

Outstanding Equity Awards at Fiscal Year-End

The following table has been adjusted for the 1 for 40 reverse split and summarizes the total outstanding equity awards as of December 31, 2024, for each Named Executive Officer:

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-Exercisable	Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Robert Nistico	2/28/2020	3,975	—	—	$44.80	2/21/2025
Robert Nistico	10/16/2020	25,000	—	—	$44.80	10/15/2025
Robert Nistico	9/16/2021	13,250	—	—	$44.80	9/16/2031
Robert Nistico	4/18/2024	30,000	—	—	$13.20	4/18/2034
William Meissner	10/16/2020	10,417	—	—	$44.80	10/16/2025
William Meissner	9/16/2021	2,500	—	—	$44.80	9/16/2031
William Meissner	4/18/2024	18,750	—	—	$13.20	4/18/2034
Julius Ivancsits	4/22/2024	6,250	12,500	—	$13.20	4/22/2034
Fatima Dhalla	3/31/2024	750	—	—	$13.20	3/31/2034

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of July 9, 2025, for:

●	each of our current directors and executive officers;

●	all of our current directors and executive officers as a group; and

●	each person, or group of affiliated persons, who beneficially owned more than 5% of our common stock.

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

Our calculation of the percentage of beneficial ownership is based on 1,547,776 shares of common stock outstanding as of March 31, 2025. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 of the Exchange Act of 1934, as amended (the “Exchange Act”), a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or persons, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person or persons (and only such person or persons) by reason of these acquisition rights.

Name	Shares of Common Stock	Percentage of Common Stock
Executive Officers and Directors
Robert Nistico	36,752	2.20%

Justin Yorke(1)	137,153	8.21%

John Paglia	—	—

William Meissner	—	—

Julius Ivancsits	—	—

Officers and Directors as a Group (5 individuals)	173,905	10.21%
5% or greater owners:
LK Family Partnership	74,800	4.48%

Total	248,705	14.89%

C	(1)	Of which 82,431 shares are held by Richland Fund LLC, 34,950 shares are held by JMW Fund LLC and 19,772 shares are held by San Gabriel LLC. All funds are managed by Mr. Yorke.

Securities Authorized for Issuance under our Equity Compensation Plan

The following table gives information as of December 31, 2024, the end of the most recently completed fiscal year, about shares of common stock that have been issued under our Splash Beverage Group, Inc. 2020 Incentive Plan. Under the 2020 Incentive Plan we have 8,648,486 options outstanding as of December 31, 2023. See Note 6. On October 6, 2023, at our 2023 annual meeting of stockholders our stockholders approved an amendment to the 2020 Incentive Plan to: (1) increase the aggregate number of shares of common stock available by 1,500,000 shares to a total of 1,807,415 shares and (2) increase the automatic annual increase in the number of shares under the 2020 Incentive Plan from 5% to 7.5% of the total number of shares of common stock outstanding as of December 31st of the preceding fiscal year.

Plan Category	No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plan approved by board of directors	106,475	$32.40	42,146

Total	106,475	$32.40	42,146

Item 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of the transactions and series of similar transactions, since December 31, 2024, that we were a participant or will be a participant in, which:

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

During the normal course of business, we incurred expenses related to services provided by our CEO or Company expenses paid by our CEO, resulting in related party payables. In conjunction with the acquisition of Copa DI Vino®, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Loan and Security Agreement provided for a revenue-based credit facility of $1,578,237 (the “Gross Amount”) with the Lender (the “Credit Facility”). There was $195,927 outstanding and $1,800,023 accrued interest under this agreement as of December 31, 2024.

On April 2024, the Company also entered into a Merchant Cash Advance Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Cobalt Funding Solutions (the “Lender”). The Loan and Security Agreement provided a loan of $815,000, with the gross and interest amount of $326,028] with the Lender (the “Credit Facility”). There was $455,335 outstanding under this agreement as of December 31, 2024.

On September 2024 and November 2024 the Company also entered into a Merchant Cash Advance Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and with Timeless Funding LLC (the “Lender”). The Loan and Security Agreement provided a loan of $325,000 and $340,000, with the gross and interest amount of $172,250 and $173,400 respectively with the Lender (the “Credit Facility”). There was $85,260 and $311,713 respectively outstanding under this agreement as of December 31, 2024.

There were related party advances from our chief executive officer in the amount of $0.4 million outstanding as of December 31, 2024 and a shareholder note payable outstanding in the amount of $200,000 as of December 31, 2024.

Item 14. Principal Accounting Fees and Services.

December 31, 2024

Audit - Rose, Snyder & Jacobs LLP	$180,500
Audit related -CohnReznick LLP	$7,500
Audit related - Rose, Snyder & Jacobs LLP	—
Tax	32,000
Total	$220,000

December 31, 2023

Audit - Rose, Snyder & Jacobs LLP	$40,000
Audit - Daszkal Bolton, LLP and CohnReznick LLP	10,000
Audited related	—
Tax	29,000
Total	$79,000

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

SPLASH BEVERAGE GROUP, INC. (Registrant)

Date:July 11, 2025	By:	/s/ Robert Nistico
	Name:	Robert Nistico
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Signature	Title	Date

/s/ Robert Nistico	Chief Executive Officer and Director	July 11, 2025
Robert Nistico	(Principle Executive Officer)

/s/ William Devereux	Chief Financial Officer, Treasurer	July 11, 2025
William Devereux	(Principal Financial and Accounting Officer)

/s/ Justin Yorke	Director, Secretary	July 11, 2025
Justin Yorke

/s/ Thomas Fore	Director	July 11, 2025
/sThomas Fore

/s/ Bill Caple	Director	July 11, 2025
Bill Caple

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

1.1	Underwriting Agreement dated June 10, 2021 between Splash Beverage Group and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (incorporated by reference herein to Exhibit 1.1 to the Current report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2021)

1.2	Underwriting Agreement dated February 14, 2022 between Splash Beverage Group and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (incorporated by reference herein to Exhibit 1.1 to the Current report on Form 8-K filed with the Securities and Exchange Commission on February 17, 2022)

1.3	Underwriting Agreement dated September 23, 2022, between Splash Beverage Group and EF Hutton, division of Benchmark Investments, LLC, as representative of the underwriters named therein (incorporated by reference herein to Exhibit 1.1 to the Current report on Form 8-K filed with the Securities and Exchange Commission on September 27, 2022)

2.1	Agreement and Plan of Merger dated December 31, 2019 by and among Canfield Medical Supply, Inc., SBG Acquisition, Inc., and Splash Beverage Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated January 7, 2020)

2.2	Form of Amendment No. 1 to the Agreement and Plan of Merger (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 7, 2020)

3.1	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form 8-K1 filed with the SEC on November 15, 2021)

3.2	Articles of Incorporation filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.1 filed with Form8-K filed with the SEC on November 15, 2021)

3.3	Articles of Merger filed with the Secretary of State of the State of Nevada (incorporated by reference herein to Exhibit 2.2 filed with Form8-K filed with the SEC on November 15, 2021)

3.4	Statement of Merger filed with the Secretary of State of the State of Colorado (incorporated by reference herein to Exhibit 2.3 filed with Form8-K filed with the SEC on November 15, 2021)

3.5	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on December 22, 2022)

3.6	Certificate of Designation of Series A Preferred Stock (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on June 13, 2025)

3.7	Certificate of Change filed with the Secretary of State of Nevada

3.8	Certificate of Designations, Preferences Rights and Limitations of the Series A-1 Convertible Redeemable Preferred Stock (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on June 26, 2025)

3.9	Certificate of Designations, Preferences Rights and Limitations of the Series B Convertible Redeemable Preferred Stock (incorporated by reference herein to Exhibit 3.2 filed with Form 8-K filed with the SEC on June 26, 2025)

3.10	Certificate of Designations, Preferences Rights and Limitations of the Series C Convertible Preferred Stock (incorporated by reference herein to Exhibit 3.3 filed with Form 8-K filed with the SEC on June 26, 2025)

4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 filed with the Annual Report on Form 10-K filed with the SEC on March 31, 2022)

4.2	Form of Investor Warrant (incorporated by reference to exhibit 4.1 filed with the Current Report on Form 8-K filed with the SEC on June 15, 2021)

4.3	Warrant Agent Agreement between Splash Beverage Group Inc. and Equinity Trust Company dated as of June 15, 2001 (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed with the SEC on June 15, 2021)

4.4	Description of Capital Stock *

4.5	Form of A Warrant (incorporated by reference herein to Exhibit 4.1 filed with Form 8-K filed with the SEC on June 26, 2025)

4.6	Form of B Warrant (incorporated by reference herein to Exhibit 4.2 filed with Form 8-K filed with the SEC on June 26, 2025)

10.1	2020 Long-Term Incentive Compensation Plan (incorporated herein by reference to the Schedule 14C Information Statement filed with the SEC on June 8, 2020)

10.2	Form of SBG Warrant (incorporated by reference herein to Exhibit 10.4 filed with Form 8-K filed with the SEC on April 6, 2020)

10.3	Form of New Warrant (incorporated by reference herein to Exhibit 10.5 filed with Form 8-K filed with the SEC on April 6, 2020)

10.4	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on August 18, 2020)

10.5	Revenue Loan and Security Agreement dated (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on December 31, 2020)

10.6	Asset Purchase Agreement dated (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on December 31, 2020)

10.7	Convertible Promissory Note dated (incorporated by reference herein to Exhibit 10.3 filed with Form 8-K filed with the SEC on December 31, 2020)

10.8	An Agreement Regarding Other Accounts Payable dated (incorporated by reference herein to Exhibit 10.4 filed with Form 8-K filed with the SEC on December 31, 2020)

10.9	Martin Employment Agreement dated (incorporated by reference herein to Exhibit 10.5 filed with Form 8-K filed with the SEC on December 31, 2020)

10.10	Non-Competition, Non-Solicitation and Confidential Information Agreement (incorporated by reference herein to Exhibit 10.6 filed with Form 8-K filed with the SEC on December 31, 2020)

10.11	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on January 21, 2021)

10.12	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on January 21, 2021)

10.13	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on February 2, 2021)

10.14	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on February 2, 2021)

10.15	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on February 12, 2021)

10.16	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on February 12, 2021)

10.17	Form of Subscription Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on March 2, 2021)

10.18	Form of Warrant (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on March 2, 2021)

10.19	Securities Purchase Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on January 3, 2023)

10.20	Form of Warrant (incorporated by reference herein to Exhibit 4.1 filed with Form 8-K filed with the SEC on January 3, 2023)

10.21	Form of Promissory Note (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on January 3, 2023)

10.22	Form of Warrant (incorporated by reference herein to Exhibit 4.1 filed with Form 8-K filed with the SEC on August 16, 2023)

10.23	Form of Securities Purchase Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on August 16, 2023)

10.24	Form of Investor Note (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on August 16, 2023)

10.25	Form of Second Investor Note (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on August 16, 2023)

10.26	Form of Purchase Agreement (incorporated by reference herein to Exhibit 10.5 filed with Form 8-K filed with the SEC on August 16, 2023)

10.27	Form of Investor Note (incorporated by reference herein to Exhibit 10.6 filed with Form 8-K filed with the SEC on August 16. 2023)

10.28	Form of Warrant (incorporated by reference herein to Exhibit 4.1 filed with Form 8-K filed with the SEC on October 6, 2023)

10.29	Form of Purchase Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 6, 2023)

10.30	Form of Note (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on October 6, 2023)

10.31	Form of Registration Rights Agreement (incorporated by reference herein to Exhibit 10.3 filed with Form 8-K filed with the SEC on October 6, 2023)

10.32	Form of Waiver Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on December 18, 2023)

10.33	Form of Registration Rights Agreement (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on December 18, 2023)

10.34	Employment Agreement dated March 12, 2012 with Robert Nistico (incorporated by reference herein to Exhibit 10.34 filed with Form 10-K filed with the SEC on March 29, 2024)

10.35	Employment Agreement dated May 4, 2020 with William Meissner(incorporated by reference herein to Exhibit 10.35 filed with Form 10-K filed with the SEC on March 29, 2024)

10.36	Employment Agreement dated January 22, 2024 with Stacy McLaughlin (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K filed with the SEC on January 30, 2024)

10.37	Subscription and Investment Representation Agreement, dated June 10, 2025, Between Splash Beverage Group, Inc., and Robert Nistico (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K filed with the SEC on June 13, 2025)

10.38	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K filed with the SEC on June 26, 2025)

10.39	Form of Securities Exchange Letter Agreement*** (incorporated herein by reference to Exhibit 10.2 filed with Form 8-K filed with the SEC on June 26, 2025)

10.40	Form of Registration Rights Agreement*** (incorporated herein by reference to Exhibit 10.3 filed with Form 8-K filed with the SEC on June 26, 2025)

10.41	Form of Side Letter Agreement (incorporated herein by reference to Exhibit 10.4 filed with Form 8-K filed with the SEC on June 26, 2025)

10.42	Acquisition Agreement*** (incorporated herein by reference to Exhibit 10.5 filed with Form 8-K filed with the SEC on June 26, 2025)

19.1	Splash Beverage, Inc., Insider Trading Policy

21.1	Subsidiaries (incorporated by reference herein to Exhibit 21.1 filed with Form 10-K filed with the SEC on March 8, 2021)

23.1	Consent of Rose, Snyder & Jacobs LLP*

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer*

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

97.1	Clawback Policy of the Company (incorporated by reference herein to Exhibit 97.1 filed with Form 10-K filed with the SEC on March 29, 2024)

*101.INS	Inline XBRL Instance Document (filed herewith)
*101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.