Form 10-Q
period 2025-03-31
SPLASH BEVERAGE GROUP, INC.
filed 2025-07-11
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

☐ Yes ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

 As of July 11, 2025, there were 1,892,471 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.
FORM 10-Q
March 31, 2025

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.
Condensed Consolidated Financial Statements

March 31, 2025

Splash Beverage Group, Inc.
Condensed Consolidated Balance Sheets
March 31, 2025 and December 31, 2024

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$—	$15,346
Accounts receivable, net	172,819	396,855
Prepaid expenses	439,974	364,087
Inventory	861,053	893,061
Other receivables	221,110	234,770
Total current assets	1,694,956	1,904,119

Non-current assets:
Deposits	$118,922	$48,922
Investment in Salt Tequila USA, LLC	250,000	250,000
Right of use assets	277,172	351,336
Property and equipment, net	167,791	204,808
Total non-current assets	813,885	855,066

Total assets	$2,508,841	$2,759,185

Liabilities and Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$6,324,014	$5,232,241
Right of use liability, current portion	249,456	305,167
Related party notes payable	389,000	389,000
Notes payable, net of discounts	9,450,309	9,632,505
Shareholder advances	200,000	200,000
Accrued interest payable	3,805,534	3,610,329
Total current liabilities	20,418,313	19,369,242

Long-term liabilities:
Notes payable, net of discounts	2,081,724	1,971,095
Right of use liability – net of current portion	37,052	53,697
Total long-term liabilities	2,118,776	2,024,792

Total liabilities	22,537,089	21,394,034

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $0.001 par, 7,500,000 shares authorized, 1,899,876 shares issued, 1,669,835 shares outstanding at March 31, 2025 and December 31, 2024	1,900	1,670
Additional paid in capital	139,418,469	137,114,578
Accumulated other comprehensive loss	34,110	81,180
Accumulated deficit	(159,482,727)	(155,832,277)
Total stockholders’ equity	(20,028,248)	(18,634,849)

Total liabilities and stockholders’ equity	$2,508,841	$2,759,185

Shares and per share amounts are reflective of the 1 for 40 reverse split that occurred on March 27, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	Three months ended March 31,
	2025	2024

Net revenues	$438,272	$1,540,680
Cost of goods sold	(468,715)	(1,377,065)
Gross profit	(30,443)	163,615

Operating expenses:
Contracted services	219,608	218,829
Salary and wages	1,012,103	1,234,926
Non-cash share-based compensation	140,762	556,672
Other general and administrative	586,194	1,201,031
Sales and marketing	43,430	202,454
Total operating expenses	2,002,097	3,413,912

Loss from continuing operations	(2,032,540)	(3,250,297)

Other income/(expense):
Other income	(1,845)	(1,495)
Amortization of debt discount	(978,721)	(886,838)
Interest Income	—	332
Interest expense	(637,345)	(532,599)
Total other expense	(1,617,911)	(1,420,600)

Provision for income taxes	—	—

Net loss from continuing operations, net of tax	(3,650,451)	(4,670,897)

Net loss	$(3,650,451)	$(4,670,897)

Other comprehensive loss foreign currency translation loss, net of tax	(47,070)	(7,437)

Total comprehensive loss	(3,697,521)	(4,678,334)

Loss per share - continuing operations
Basic and dilutive	$(1.97)	$(4.17)

Weighted average number of common shares outstanding - continuing operations
Basic and dilutive	1,857,211	1,119,846

Shares and per share amounts are reflective of the 1 for 40 reverse split that occurred on March 27, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

 Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three months ended March 31, 2025 and 2024

(Unaudited)

	Common Shares	Amount	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total stockholders’ equity

Balances at December 31, 2023	1,108,252	$1,108	$127,744,932	$(16,583)	$(133,334,783)	$(5,605,326)

Issuance of common stock for note extension	5,000	5	107,995	—	—	108,000
Share based compensation	—	—	271,672	—	—	271,672
Adoption of ASU 2020-06			(2,191,103)		1,259,057	(932,046)
Issuance of warrants on convertible instruments	—	—	768,346	—	—	768,346
Conversion of notes payable to common stock	38,800	39	387,961	—	—	388,000
Issuance of common stock for services	7,500	8	176,992	—	—	177,000
Accumulated Comprehensive loss – translation, net	—	—	—	(7,437)	—	(7,437)
Net loss	—	—	—	—	(4,670,897)	(4,670,897)
Balances at March 31, 2024	1,159,552	$1,160	$127,226,795	$(24,020)	$(136,746,623)	$(9,502,688)
Balances at December 31, 2024	1,669,835	$1,670	$137,114,578	$81,180	$(155,832,277)	$(18,634,849)

Share based compensation	—	—	105,762	—	—	105,762
Issuance of warrants on convertible instruments	—	—	497,405	—	—	497,405
Conversion of notes payable to common stock	224,541	224	1,665,730	—	—	1,665,954
Issuance of common stock for services	5,500	6	34,994	—	—	35,000
Accumulated Comprehensive loss – translation, net	—	—	—	(47,070)	—	(47,070)
Net loss	—	—	—	—	(3,650,451)	(3,650,451)
Balances at March 31, 2025	1,899,876	$1,900	$139,418,469	$34,110	$(159,482,727)	$(20,028,248)

Shares and per share amounts are reflective of the 1 for 40 reverse split that occurred on March 27, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

	2025	2024
Net loss	$(3,650,451)	$(4,670,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,018	135,231
Amortization of debt discount	978,721	886,838
ROU assets, net	1,808	21
Non-cash share-based compensation	140,762	556,672
Changes in working capital items:
Accounts receivable, net	224,036	134,732
Inventory, net	32,008	780,757
Prepaid expenses and other current assets	(62,227)	(139,903)
Deposits	(70,000)	(15)
Accounts payable and accrued expenses	1,453,993	500,887
Accrued interest payable	190,247	507,752
Net cash used in operating activities	(724,086)	(1,307,925)

Cash flows from investing activities:
Capital expenditures	—	—
Net cash used in investing activities	—	—

Cash flows from financing activities:
Cash advance (repayment) from related party	—	(5,000)
Cash advance from shareholder	—	—
Proceeds from issuance of debt	881,650	1,465,500
Principal repayment of debt	(125,840)	(509,858)
Net cash provided by financing activities	755,810	950,142

Net cash effect of exchange rate changes on cash	(47,070)	(7,437)

Net change in cash and cash equivalents	(15,346)	(365,221)

Cash and cash equivalents, beginning of year	15,346	379,978

Cash and cash equivalents, end of period	$—	$14,757

Supplemental disclosure of cash flow information:
Cash paid for Interest	$78,783	$24,847

Supplemental disclosure of non-cash investing and financing activities
Notes payable and accrued interest converted to common stock (224,541 shares in 2025 & 38,800 shares in 2024,)	1,665,953	388,000

Non-cash debt discount in the form of issuance of equity instruments in conjunction with convertible notes	2,435,082	661,677

Shares and per share amounts are reflective of the 1 for 40 reverse split that occurred on March 27, 2025.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2024 Annual Report on Form 10-K, filed with the SEC on July 11, 2025 (the “Form 10-K”).

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2025 or December 31, 2024.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At March 31, 2025 and December 31, 2024, the Company’s cash on deposit with financial institutions, at times, had not exceeded federally insured limits of $250,000.

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

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at March 31, 2025 and December 31, 2024 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. The Company establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $621,178 at March 31, 2025 and December 31, 2024.

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

Depreciation expense totaled $37,017 and $32,214 for the three months ended March 31, 2025 and March 31, 2024, respectively. Property and equipment as of March 31, 2025 and December 31, 2024 consisted of the following:

	2025	2024
Auto	45,420	45,420
Machinery & equipment	1,165,313	1,165,313
Buildings	233,323	233,323
Leasehold improvements	723,638	723,638
Computer Software	5,979	5,979
Office furniture & equipment	9,157	9,157
Total cost	2,181,330	2,181,330
Accumulated depreciation	(2,013,539)	(1,976,522)
Property, plant & equipment, net	167,791	204,808

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

The liabilities and indebtedness presented on the condensed consolidated financial statements approximate fair values at March 31, 2025 and December 31, 2024, consistent with recent negotiations of notes payable and due to the short duration of maturities and market rates of interest.

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

Other General and Administrative Expenses

Other General and Administrative expenses includes Amazon selling fees, cost associated with the outbound shipping and handling of finished goods, insurance cost, consulting cost, legal and audit fees, Investor Relations expenses, travel & entertainment expenses, occupancy cost and other cost.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at March 31, 2025 and December 31, 2024.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s convertible debt or preferred stock (if any), are not included in the computation if the effect would be anti-dilutive.

Weighted average number of shares outstanding excludes anti-dilutive common stock equivalents, including stock options, warrants to purchase shares of common stock and shares issuable upon the conversion of notes payable.

Advertising

The Company conducts advertising for the promotion of its products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. The Company recorded advertising expense of $22,426 and $77,627 for the three months ended March 31, 2025 and 2024, respectively.

Goodwill and Intangibles Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired and is not subject to amortization. The Company reviews goodwill annually in the fourth quarter for impairment or when circumstances indicate carrying value may exceed the fair value. This evaluation is performed at the reporting unit level. If a qualitative assessment indicates that it is more likely than not that the fair value is less than carrying value, a quantitative analysis is completed using either the income or market approach, or a combination of both. The income approach estimates fair value based on expected discounted future cash flows, while the market approach uses comparable public companies and transactions to develop metrics to be applied to historical and expected future operating results. The Company’s goodwill and intangible assets were impaired to $0 at 12/31/24.

At the time of acquisition, the Company estimates the fair value of the acquired identifiable intangible assets based upon the facts and circumstances related to the particular intangible asset. Inherent in such estimates are judgments and estimates of future revenue, profitability, cash flows and appropriate discount rates for any present value calculations. The Company preliminarily estimates the value of the acquired identifiable intangible assets and then finalizes the estimated fair values during the purchase allocation period, which does not extend beyond 12 months from the date of acquisition. The Company’s goodwill and intangible assets were impaired to $0 at 12/31/24.

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

Foreign Currency Gains/Losses

Foreign Currency Gains/Losses — foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. Gains or losses from these translation adjustments are included in the condensed consolidated statement of operations and other comprehensive loss as foreign currency translation gains or losses. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances, are included in foreign currency translation in the condensed consolidated statement of operations and comprehensive loss. The Company incurred foreign currency translation net gain of$50,694 and net loss of $7,437 for the three months ending March 31, 2025 and 2024 respectively.

Liquidity, Capital Resources and Going Concern Considerations

The Company’s consolidated financial statements have been prepared on the basis of US GAAP for a going concern, on the premise that the Company is able to meet its obligations as they come due in the normal course of business. The Company historically has incurred significant losses and negative cash flows from operation since inception and had net-loss of approximately $3.6 million for three-month period ended March 31, 2025 and accumulated deficit of approximately $159.4 million through March 31, 2025. During the three-month period ended March 31, 2025, the Company’s net cash used in operating activities totaled approximately $0.7 million. Additionally, the Company’s current liabilities exceed its current assets, and it has a working capital deficit. To date the Company has generated cash flows from issuances of equity and indebtedness.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

The Company received approximately $0.9 million from the issuance of debt for the three months ending March 31, 2025.

Management’s plans in regard to these matters include actions to sustain the Company’s operations, such as seeking additional funding to meet its obligations and implement its business plan. The Company has issued preferred stock as part of its strategy to regain compliance with the NYSE American listing standards and reduce debt. These preferred shares, specifically Series B 12% convertible preferred stock, were issued in exchange for promissory notes. The preferred stock offers a 12% cumulative dividend and potential conversion to common stock, subject to shareholder approval and an increase in authorized common stock. In June 2025, the company exchanged approximately $12.67 million outstanding promissory notes and accrued interest for 126,710 shares of Series B Preferred Stock. By converting debt into equity, the Company enhances its balance sheet, reduces interest expense, and improves its shareholder equity position in furtherance of its goal of complying with exchange requirements.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	March 31, 2025	December 31, 2024
Notes Payable and Convertible Notes Payable

In December 2020, the Company entered into a 56- month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% through November 2022 and 4.00% through September 2025 of the previous month’s revenue. Note is due September 2025. Note is guaranteed by a related party see note 6.	17%	170,620	195,927

In April 2021, the Company entered into a six-month loan with an individual in the amount of $84,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was converted to Preferred stock in June 2025.	7%	168,000	168,000

In May 2021, the Company entered into a six-month loan with an individual in the amount of $50,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was converted to Preferred stock in June 2025.	7%	50,000	50,000

In May 2021, the Company entered into a six-month loan with an individual in the amount of $10,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to October 31, 2024. The note was in default.	7%	10,000	10,000

In August 2022, the Company entered into a 56-months auto loan in the amount of $45,420.	2.35%	20,928	23,372

In December 2022, the Company entered into various eighteen-month loans with individuals totaling in the amount of $4,000,000. The notes included 100% warrant coverage. The loans mature in June 2024 with principal and interest due at maturity with conversion price of $1.00 per share. The loans were converted to Preferred stock in June 2025.	12%	2,600,000	3,000,000

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $1,000,000. The notes included 100% warrant coverage. The loan was converted to Preferred stock in June 2025.	12%	1,000,000	$1,000,000

In May 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $800,000. The notes included 50% warrant coverage. The loans mature in November 2024 with principal and interest due at maturity with conversion price of $1.00 per share. The loans were converted to Preferred stock in June 2025.	12%	800,000	800,000

In June 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $350,000. The notes included 50% warrant coverage. The loans mature in December 2024 with principal and interest due at maturity with conversion price of $1.00 per share. The loans were converted to Preferred stock in June 2025.	12%	100,000	350,000

In July 2023, the Company entered into a twelve-month loan with an individual in the amount of $100,000. The note included 50% warrant coverage. The loan matures in January 2025 with principal and interest due at maturity with conversion price of $1.00 per share. The loan was converted to Preferred stock in June 2025.	12%	100,000	100,000

In August 2023, the Company entered into a twelve-month loan with an individual in the amount of $300,000. The convertible note included the issuance of 150,000 shares of common stocks. The loan matures in August 2024 with principal and interest due at maturity with conversion price of $0.85 per share and is non-interest bearing.	—%	43,000	43,000

In October 2023, the Company entered into a three-month loan with an individual in the amount of $500,000. The loan matures in January 2024 with principal and interest due at maturity. The loan was extended to June 2024.	10%	500,000	500,000

In October 2023, the Company entered into a loan with an individual in the amount of $130,000. The loan requires payment of 17% of daily Shopify sales.	—%	59,185	66,278

In October 2023, the Company entered into a eighteen-month loan with individuals totaling in the amount of $1,250,000. The note included 100% warrant coverage. The loan matures in April 2025 with principal and interest due at maturity with conversion price of $1.00 per share. The loan was fully converted in January 2025	12%	—	1,143,449

In January 2024, the Company entered into a 18-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan had a maturity of July 2025 with principal and interest due at maturity with conversion price of $0.50 per share. The loan was converted to Preferred stock in June 2025.	12%	250,000	250,000

In February 2024, the Company entered into a 18-month loan with an individual in the amount of $150,000. The note included 100% warrant coverage. The loan had a maturity of August 2025 with principal and interest due at maturity with conversion price of $0.40 per share. The loan was converted to Preferred stock in June 2025.	12%	150,000	150,000

In February 2024, the Company entered into a 6-month loan with an individual in the amount of $315,000. The note included 60% warrant coverage. The loan had a maturity of August 2024 with principal and interest due at maturity with conversion price of $0.38 per share. The loan was converted to Preferred stock in June 2025.	12%	315,000	315,000

In February 2024, the Company entered into a 18-month loan with an entity in the amount of $250,000. The note included 100% warrant coverage. The loan matures in August 2025 with principal and interest due at maturity with conversion price of $0.46 per share. The loan was converted to Preferred stock in June 2025.	12%	250,000	250,000

In April 2024, the Company entered into a commercial financing agreement in the amount of $815,000 and will be paid weekly until the loan is paid in full. The loan was in default.	—%	377,335	455,335

In May 2024, the Company entered into an eighteen-month loan with individuals totaling in the amount of $1,850,000. The note included warrant coverage. The loan matures in November 2026 with principal and interest due at maturity with conversion price of $0.40 per share	—%	1,850,000	1,850,000

In June 2024, the Company entered into a revenue purchase agreement in the amount of $250,000. 4% of revenue will be paid weekly until the loan is paid in full.	—%	130,639	181,341

In July 2024, the Company entered into a revenue purchase agreement in the amount of $178,250. The loan matures in April 2025. The loan was fully converted to Common Stock in January 2025.	22%	—	91,999

In July 2024, the Company entered into a revenue purchase agreement in the amount of $120,750. The loan matures in May 30, 2025. The loan was fully converted to Common Stock in January 2025	22%	—	120,750

In August 2024, the Company entered into a 5-year loan with individuals totaling in the amount of $500,000. The loan matures in September 2029 with principal and interest due at maturity with conversion price of $0.35 per share. The loans were converted to Preferred stock in June 2025.	9%	500,000	500,000

In August 2024, the Company entered into a eighteen-month loan with individuals totaling in the amount of $1,400,000. The loan matures in February 2026 with principal and interest due at maturity with conversion price of $0.38 per share. $800,000 was converted to Preferred stock in June 2025.	12%	1,400,000	1,400,000

In August 2024, the Company entered into a eighteen-month loan with individuals totaling in the amount of $100,000. The loan matures in September 2025 with principal and interest due at maturity with conversion price of $0.38 per share. The loan was converted to Preferred stock in June 2025.	12%	100,000	100,000

In September 2024, the Company entered into a merchant cash advance agreement in the amount of $325,000 to be paid weekly until the loan is paid in full.	—%	67,861	82,261

In September 2024, the Company entered into an agreement with individuals totaling in the amount of $590,000. $290,000 was converted to Preferred stock in June 2025	—%	590,000	590,000

In October 2024, the Company entered into an agreement with individuals totaling in the amount of $950,000	—%	950,000	950,000

In November 2024, the Company entered into a merchant cash advance agreement in the amount of $340,000 to be paid weekly until the loan is paid in full. The loan was in default.	—%	311,713	311,713

In December 2024, the Company entered into a merchant cash advance agreement in the amount of $111,300 to be paid weekly until the loan is paid in full.	—%	111,300	111,300

In December 2024, the Company entered into a twelve-month loan with an individual in the amount of $500,000. The loan matures in December 2025 with principal and interest due at maturity.	12%	225,000	225,000

In January 2025, the Company entered into a 12-month loan with individuals in the amount of $350,000. The note included 100% warrant coverage. The loan had a maturity of January 2026 with principal and interest due at maturity with conversion price of $0.25 per share. The loans were converted to Preferred stock in June 2025.	12%	$350,000	—

In January 2025, the Company entered into a 18-month loan with individuals in the amount of $225,000. The note included 100% warrant coverage. The loan had a maturity of June 2026 with principal and interest due at maturity with conversion price of $0.25 per share. The loans were converted to Preferred stock in June 2025.	12%	$225,000	—

In January 2025, the Company entered into a convertible promissory note in the amount of $156,000. The loan had a maturity of November 2025 with principal and interest due at maturity.	8%	156,000	—

In January 2025, the Company entered into a promissory note in the amount of $150,650. The loan had a maturity of November 2025 with 1st payment in July 2025.	22%	150,650	—

	Total notes payable	$14,082,230	$14,635,113

	Less notes discount	(2,550,198)	(3,031,513)
	Less current portion	(9,450,309)	(9,632,505)

	Long-term notes payable	$2,081,724	$1,971,095

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

Interest expense on notes payable was $637,345 and $533,578 for the three months ended March 31, 2025 and 2024, respectively. Accrued interest amounted to $3,805,534 as of March 31, 2025.

The Company recognized approximately $978,720 and approximately $886,838 of interest expense attributable to the amortization of the debt discount during the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, and December 31, 2024, the balance of the unamortized debt discount was $2,550,199 and $3,031,514 respectively. The Company adopted ASU 2020-06 on January 1, 2024, which resulted in the reversal of the original beneficial conversion feature (BCF) amount to additional paid in capital for $2,191,103, reversal of the unamortized debt discount related to the beneficial conversion feature (BCF) for $932,047 with the balance being recorded through retained earnings for $1,259,056.

	Interest Rate	March 31, 2025	March 31, 2024
Shareholder Notes Payable

In February 2023, we entered into a loan with an individual in the amount of $200,000. The annual interest rate is 12%. The loans was converted to Preferred stock in June 2025.	12%	200,000	200,000

	Less current portion	(200,000)	(200,000)

	Long-term notes payable	$—	$—

Interest expense on related party notes payable was $6,000 for the three months ended March 31, 2025 and 2024, respectively. The Company’s effective interest rate was 21.80% for the three months ended March 31, 2025.

As of March 31, 2025, the Company’s convertible note balances are convertible into 461,728 shares of common stock

Note 4 – Licensing Agreement and Royalty Payable

The licensing agreement between TapouT LLC and the Company was terminated in Q1 2024. The parties are engaged in active and constructive settlement discussions pursuant to the terms of the agreement’s termination provisions. Based on the settlement discussions, the Company anticipates that any final settlement will not exceed the amounts already recorded in its legal reserve and accrued accounts payable. The Company has reserved $330,000 that is included in legal reserve in the condensed consolidated statement of operations and comprehensive loss relating to the termination of the ABG agreement.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 5– Stockholders’ Equity

Common Stock

On March 27, 2025, the Company implemented a 1.0 for 40.0 reverse stock split. The reverse stock split was authorized by the Company’s Board of Directors on March 14, 2025. All common stock shares stated herein have been adjusted to reflect the split. The purpose of this reverse split was to ensure that the Company can meet the per share price requirements of the NYSE American.

During the three-months ended March 31, 2025, we issued 5,500 shares valued at $35,000 in exchange for services and 224,541 shares for conversion of notes payable and accrued interest totaling $1,665,953.

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

Stock Plan

2020 Plan adjusted for the 1 for 40 reverse split.

In July 2020, the Board adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights, Performance Units and Performance Bonuses to consultants and eligible recipients. The total number of shares that may be issued under the 2020 plan was 152,383 as of March 31, 2025.

The 2020 Plan has an “evergreen” feature, which provides for the annual increase in the number of shares issuable under the plan by an amount equal to 5% of the number of issued and outstanding common shares at year end, unless otherwise adjusted by the board. In October 2023, the shareholders voted to increase the number of shares issuable under the Plan to 7.5%. At January 1, 2024 and 2025, the number of shares issuable under the 2020 plan increased by 83,119 and 125,238 shares, respectively.

The following is a summary of the Company’s stock option activity:

Options	March 31, 2025		March 31, 2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance - January 1*	218,600	$29.60	106,475	$45.20

Granted	15,000	6.04	15,750	23.60
Exercises	—	—	—	—
Cancelled	12,500	13.20	—	—

Balance – March 31,	216,100	$28.80	122,225	$42.40

Exercisable – March 31,	184,090	$31.68	108,309	$42.40

During the three-month period ended March 31, 2025 and March 31, 2024, the company granted 15,000 and 15,750 options to new employees under the 2020 plan.

The fair value of stock options granted in the period has been measured at $90,587 using the Black-Scholes option pricing model with the following assumptions: exercise price $6.04, expected life 10 years, expected volatility 254%, expected dividends 0%, risk free rate 4.0%.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 5 – Stockholders’ Equity, continued

Common Stock Issuable, Liability to Issue Stock and Shareholder Advances

Outstanding balance for shareholder advances on March 31, 2025 and 2024 was $200,000.

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

On April 2024, the Company also entered into a Merchant Cash Advance Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Cobalt Funding Solutions (the “Lender”). The Loan and Security Agreement provided a loan of $815,000, with the gross and interest amount of $326,028 with the Lender (the “Credit Facility”). There was $377,334 outstanding under this agreement as of March 31, 2025.

On September 2024 and November 2024 the Company also entered into a Merchant Cash Advance Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and with Timeless Funding LLC (the “Lender”). The Loan and Security Agreement provided a loan of $325,000 and $340,000, with the gross and interest amount of $172,250 and $173,400 respectively with the Lender (the “Credit Facility”). There was $67,861 and $311,713 respectively outstanding under this agreement as of March 31, 2025.

There were related party advances from our chief executive officer in the amount of approximately $0.4 million outstanding as of March 31, 2025 and approximately $0.4 million as of December 31, 2024. This amount includes a shareholder note payable in the amount of $0.2 million outstanding as of March 31, 2024. The annual interest rate of the note is 12% with a conversion price of $14.0 per share. The note includes 14,285 shares of warrant coverage.

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

Note 8 –Leases

The Company has various operating lease agreements primarily related to real estate and office. The Company’s real estate leases represent a majority of the lease liability. Lease payments are mainly fixed. Any variable lease payments, including utilities, common area maintenance are expensed during the period incurred. Variable lease costs were immaterial for the quarter ended March 31, 2025 and 2024. A majority of the real estate leases include options to extend the lease. Management reviews all options to extend at the inception of the lease and account for these options when they are reasonably certain of being exercised.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on the Company’s condensed consolidated statement of operations and comprehensive loss. Operating lease cost was $88,603 and $97,953 during the period ended March 31, 2025 and 2024, respectively.

The following table sets for the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet at March 31, 2025

Undiscounted Future Minimum Lease Payments	Operating Lease

2025 (Nine months remaining)	240,940
2026	52,703
2027	2,976
Total	296,619
Amount representing imputed interest	(10,111)
Total operating lease liability	286,508
Current portion of operating lease liability	249456
Operating lease liability, non-current	$37,052

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 8 –Leases, continued

The table below presents lease-related terms and discount rates at March 31, 2025:

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

Note: The Copa di Vino business is included in our Splash Beverage Group segment.

Revenue, net	March 31, 2025	March 31, 2024
Splash Beverage Group	379,260	1,200,282
E-Commerce	59,012	340,398

Total revenues, net, continuing operations	$438,272	$1,540,680

Segment operating loss:	March 31, 2025	March 31, 2024
Splash Beverage Group	(1,649,985)	(2,790,201)
E-Commerce	(270,427)	(460,096)

Total contribution after marketing	$(1,920,512)	$(3,250,297)

Reconciliation of segment loss to corporate loss:	March 31, 2025	March 31, 2024
Other income/expense	(1,845)	(1,495)
Amortization of debt discount	(978,721)	(886,838)
Interest income and expenses	(637,345)	(532,267)

Loss from continuing operations	$(3,538,423)	$(4,670,897)

Total assets	March 31, 2025	December 31, 2024
Splash Beverage Group	2,445,462	2,610,207
E-Commerce	63,142	148,978

Total assets	$2,508,604	$2,759,185

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

Note 11 – Subsequent Events

In April 2025, the Company issued a 5-year promissory note in the amount of $200,000, it accrues interest at 15%, and is convertible into shares of common stock at $1.25. The note also received 125,000 5-year warrants exercisable at $2.00, and 83,334 5-year warrants exercisable into common stock at $3.00.

In May 2025, the Company issued 650 shares of Series A-1 Preferred Stock in exchange for approximately $650,000. Series A-1 shares are convertible into common stock, subject to shareholder approval, and further discussed in Note 5. Investors of A-1 Shares also received 162,500 1-year A Warrants exercisable into common stock at 80% of 5-day VWAP, and 162,500 5-year B Warrants exercisable into common stock at $4.00. The accounting treatment of this transaction is subject to further review and may be adjusted in the future.

In June 2025, the Company issued 1000 shares of Preferred A Stock. Preferred A is super voting preferred, not convertible into common stock, and further discussed in Note 5.

In June 2025, the Company issued 126,710 shares of Series B Preferred Stock in exchange for approximately $12.7 million in previously outstanding convertible notes. The Series B shares are convertible into common stock, subject to shareholder approval and further discussed in Note 5. The accounting treatment of this transaction is subject to further review and may be adjusted in the future.

In June 2025, the Company acquired certain assets, including all contractual water rights to the aquifer located in Garabito, Puntarenas, Costa Rica. The Company issued 20,000 shares of Series C Preferred Stock as consideration, at an initial stated value of $1000 per share. Management determined that the transaction is an asset acquisition under ASC 805, as substantially all of the fair value is concentrated in a single identifiable asset—the water rights—and no substantive processes were acquired. The fair value of the acquired assets has been preliminarily estimated at $20 million and is subject to further evaluation and assessment. The Series C shares are convertible into common stock, subject to shareholder approval, and further discussed in Note 5.

Pro Forma Adjustments from Subsequent Events

The accounting treatment of these transaction is subject to further review and may be adjusted in the future.

During the second quarter of 2025, Splash Beverage Group, Inc. undertook several strategic financing initiatives. The unaudited pro forma balance sheet reflects the estimated accounting impact of these transactions as if they had occurred on March 31, 2025. Each adjustment column corresponds to a discrete event, as described below:

Preferred Stock A-1

Splash issued 650 shares of Preferred Stock A-1 for cash proceeds of $650,000. The net impact of this transaction is a $650,000 increase in stockholders’ equity, reflecting the cash received. See Note 5 for additional details of Preferred Stock A-1.

Preferred Stock B – Debt Exchange

The Company exchanged previously issued convertible notes for 126,710 shares of Preferred Stock B, eliminating $7,699,596 of current liabilities and $2,070,712 of long-term liabilities. These liabilities were previously carried net of unamortized discounts. The exchange was a non-cash transaction and resulted in a $9,770,307 increase in stockholders’ equity. Debt agreements were amended to be exchanged for Preferred B and the impact of those amendments is subject to further review. See Note 5 for additional details of Preferred Stock B.

Preferred Stock C – Asset Acquisition

Splash issued 20,000 shares of Preferred Stock C in exchange for non-current assets largely consisting of water rights located in Garabito, Puntarenas, Costa Rica. The asset was recorded at $20,000,000, with a corresponding increase to stockholders’ equity. This non-cash transaction supports the Company’s business strategy. See Note 5 for additional details of Preferred Stock C.

Senior Convertible Note

Splash issued a $200,000 senior convertible note with a $30,000 original issuance discount, and warrant coverage that resulted in the recognition of a note discount in the amount of $153,924.

	For The Period Ended M arch 31, 2025
			Debt exchange		Senior	Pro forma
	As Reported	Preferred Stock A-1	Preferred Stock B	Preferred Stock C	Convertible Note	As Adjusted
Assets
Current assets:
Cash and cash equivalents	$—	$650,000	—	—	$170,000	$820,000
Other current assets	1,694,956					1,694,956
Total current assets	1,694,956	650,000	—	—	170,000	2,514,956

Non-current assets:
Deposit	$118,922	—	—	—	—	$118,922
Investment in Garabito, Puntarenas, Costa Rica Water Rights	—	—	—	20,000,000	—	20,000,000
Investment in Salt Tequila USA, LLC	250,000	—	—	—	—	250,000
Right of use asset	277,172	—	—	—	—	277,172
Property and equipment, net	167,791	—	—	—	—	167,791
Total non-current assets	813,885	—	—	20,000,000	—	20,813,885

Total assets	$2,508,841	$650,000	$—	$20,000,000	$170,000	$23,328,841
Liabilities and Stockholders' Equity (Deficit)
Liabilities:
Current liabilities
Accounts payable and accrued expenses	6,324,015	—	—	—	—	$6,324,015
Right of use liability - current	249,456	—	—	—	—	249,456
Related party notes payable	389,000	—	—	—	—	389,000
Notes payable, net of discounts	9,450,309	—	(7,499,596)	—	16,076	1,966,789
Shareholder advances	200,000	—	(200,000)	—	—	—
Accrued interest payable	3,805,534	—	—	—	—	3,805,534
Total current liabilities	20,418,314	—	(7,699,596)	—	16,076	12,734,794

Long-term Liabilities:
Related party notes payable - noncurrent	—	—	—	—	—	—
Notes payable - net of discounts	2,081,724	—	(2,070,712)	—	—	11,012
Right of use liability - net of current portion	37,052	—	—	—	—	37,052
Total long-term liabilities	2,118,776	—	(2,070,712)	—	—	48,064

Total liabilities	22,537,090	—	(9,770,307)	—	16,076	12,782,859

Stockholders' equity:
Preferred stock, Series A-1 $0.001 par value, 1,500 shares authorized, 650 shares issued and outstanding	—	1	—	—	—	1
Preferred stock Series B, $0.001 par value, 12% cumulative, 150,000 shares authorized , 126,200 shares issued and outstanding	—	—	126	—	—	126
Preferred stock Series C, $0.001 par value, 500,000 shares authorized, 20,000 shares issued and outstanding	—	—	—	20	—	20
Common Stock, $0.001 par, 7,500,000 shares authorized,1,899,876 and 1,669,835 shares issued and outstanding, at March 31, 2025 and Dec 31, 2024, respectively	1,900	—	—	—	—	1,900
Additional paid in capital	139,418,469	649,999	9,770,181	19,999,980	153,924	169,992,553
Accumulated Comprehensive Income - Translation	34,110	—	—	—	—	34,110
Accumulated deficit	(159,482,727)	—	—	—	—	(159,482,727)
Total stockholders' equity	(20,028,248)	650,000	9,770,307	20,000,000	153,924	10,545,983
Total liabilities and deficiency in stockholders' equity	$2,508,842	$650,000	$(0)	$20,000,000	$170,000	$23,328,842

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

Results of Operations for the Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024.

Revenue

Revenues for the three months ended March 31, 2025 were approximately $0.4 million compared to revenues of approximately $1.5 million for the three months ended March 31, 2024. The $1.1 million decrease in sales is due to a decrease in our beverage sales of $0.8 million. Our revenues from our vertically integrated B2B and B2C e-commerce distribution platform called Qplash decreased approximately $0.3 million due to low inventory. Total sales declined due to limited liquidity to procure inventory to drive third-party sales.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2025 were $0.5 million compared to cost of goods sold for the three months ended March 31, 2024 of approximately $1.4 million. The $0.9 million decrease in cost of goods sold for the three-month period ended March 31, 2025 is primarily due to our decreased sales.

Operating Expenses

Operating expenses for the three months ended March 31, 2025 were $2.0 million compared to $3.4 million for the three months ended March 31, 2024 a decrease of $1.4 million. The decrease in our operating expenses was primarily due to non-cash expenses, new staff, benefit cost, freight cost and Amazon selling fees. The net loss for the three months ended March 31, 2025 was $3.5 million as compared to a net loss of approximately $4.7 million for the three months ended March 31, 2024. The decrease in net loss is due to lower operating expenses.

During the quarter ended March 31, 2025, the Company did not meet its payroll obligations for the months of February and March. As a result, employees were not paid for services rendered during that period. The unpaid wages have been fully accrued as liabilities in the accompanying financial statements.

Net Other Income and Expense

Interest expenses for the three months ended March 31, 2025 was $0.6 million compared to $0.5 million for the three months ended March 31, 2024. The $0.1 million increase in interest expense is due to new loans with a principal of $9.0 million.

Other income was $0 and $0.1 million for the three months ended March 31, 2025 and March 31, 2024 respectively.

Amortization of debt discount for the three months ended March 31, 2025 was approximately $1.0 million compared to $0.9 million for three months ended March 31, 2024.

LIQUIDITY, GOING CONCERN CONSIDERATIONS AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2025, the Company had total cash and cash equivalents of $0 as compared with $15,346 at December 31, 2024.

Net cash used for operating activities during the three months ended March 31, 2025 was $0.7 million as compared to the net cash used by operating activities for the three months ended March 31, 2024 of $1.3 million. The primary reasons for the change in net cash used are decreases in inventory, accrued expenses and accounts receivable partially offset by increases in account payable.

For the period ending March 31, 2025 and March 31, 2024, there were no capital asset transactions.

Net cash provided by financing activities during the three months ended March 31, 2025 was $0.8 million compared to $1.0 million provided from financing activities for the three months ended March 31, 2024. During the three months ended March 31, 2025, the Company received $0.9 million for convertible note, which was offset by repayments to debt holders of $0.1 million.

CONTRACTUAL OBLIGATIONS

Minimum Royalty Payments:

 None

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2025. The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

Changes in Internal Control Over Financial Reporting

Except with respect to the above, during the quarter ended March 31, 2025, there were no additional changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

The Company has included in Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2024 (“Form 10-K”), a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There have been no material changes to the Risk Factors we previously disclosed in our Form 10-K filed with the SEC, except as described below. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company granted 600,000 shares in March to new CFO under the 2020 plan

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibits	Description
3.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on June 13, 2025)
3.2	Certificate of Change filed with the Secretary of State of Nevada
3.3	Certificate of Designations, Preferences Rights and Limitations of the Series A-1 Convertible Redeemable Preferred Stock (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on June 26, 2025)
3.4	Certificate of Designations, Preferences Rights and Limitations of the Series B Convertible Redeemable Preferred Stock (incorporated by reference herein to Exhibit 3.2 filed with Form 8-K filed with the SEC on June 26, 2025)
3.5	Certificate of Designations, Preferences Rights and Limitations of the Series C Convertible Preferred Stock (incorporated by reference herein to Exhibit 3.3 filed with Form 8-K filed with the SEC on June 26, 2025)
4.1	Form of A Warrant (incorporated by reference herein to Exhibit 4.1 filed with Form 8-K filed with the SEC on June 26, 2025)
4.2	Form of B Warrant (incorporated by reference herein to Exhibit 4.2 filed with Form 8-K filed with the SEC on June 26, 2025)
10.1	Subscription and Investment Representation Agreement, dated June 10, 2025, Between Splash Beverage Group, Inc., and Robert Nistico (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K filed with the SEC on June 13, 2025)
10.2	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K filed with the SEC on June 26, 2025)
10.3	Form of Securities Exchange Letter Agreement*** (incorporated herein by reference to Exhibit 10.2 filed with Form 8-K filed with the SEC on June 26, 2025)
10.4	Form of Registration Rights Agreement*** (incorporated herein by reference to Exhibit 10.3 filed with Form 8-K filed with the SEC on June 26, 2025)
10.5	Form of Side Letter Agreement (incorporated herein by reference to Exhibit 10.4 filed with Form 8-K filed with the SEC on June 26, 2025)
10.6	Acquisition Agreement*** (incorporated herein by reference to Exhibit 10.5 filed with Form 8-K filed with the SEC on June 26, 2025)
31.1	Certification of CEO and Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically**
32.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically**
101	XBRL Exhibits

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPLASH BEVERAE GROUP, INC.

Date: July 11, 2025	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO
(Principal Executive Officer)

Date: July 11, 2025	By:	/s/ William Devereux
William Devereux, CFO
(Principal Accounting Officer and Principal Financial Officer)