Form 10-Q
period 2025-06-30
SPLASH BEVERAGE GROUP, INC.
filed 2025-08-14
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

☐ Yes ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of August 14, 2025, there were 2,143,480 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.
FORM 10-Q
June 30, 2025

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.
Condensed Consolidated Financial Statements

June 30, 2025

Splash Beverage Group, Inc.
Condensed Consolidated Balance Sheets
June 30, 2025 and December 31, 2024

	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$17,213	$15,346
Accounts receivable, net	140,626	396,855
Prepaid expenses	374,614	364,087
Inventory	855,326	893,061
Other receivables	217,499	234,770
Total current assets	1,605,278	1,904,119

Non-current assets:
Deposits	$48,922	$48,922
Investment in Salt Tequila USA, LLC	250,000	250,000
Water rights	20,000,000	—
Right of use assets	201,916	351,336
Property and equipment, net	130,773	204,808
Total non-current assets	20,631,611	855,066

Total assets	$22,236,889	$2,759,185

Liabilities and Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$7,043,118	$5,232,241
Dividends payable	16,572	—
Right of use liability, current portion	190,224	305,167
Related party notes payable	389,000	389,000
Notes payable, net of discounts	3,592,462	9,632,505
Shareholder advances	—	200,000
Accrued interest payable	2,214,868	3,610,329
Total current liabilities	13,446,244	19,369,242

Long-term liabilities:
Notes payable, net of discounts	52,534	1,971,095
Right of use liability – net of current portion	20,030	53,697
Total long-term liabilities	72,564	2,024,792

Total liabilities	13,518,808	21,394,034

Stockholders’ equity:
Preferred stock, Series A $0.001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	1	—
Preferred stock, Series A-1 $0.001 par value, 1,500 shares authorized, 650 shares issued and outstanding	1	—
Preferred stock Series B, $0.001 par value, 12% cumulative, 150,000 shares authorized, 126,710 shares issued and outstanding	126	—
Preferred stock Series C, $0.001 par value, 500,000 shares authorized, 20,000 shares issued and outstanding	20	—
Common Stock, $0.001 par, 7,500,000 shares authorized, 1,899,876 shares issued, 1,669,835 shares outstanding at June 30, 2025 and December 31, 2024	1,900	1,670
Additional paid in capital	176,673,136	137,114,578
Accumulated other comprehensive loss	35,278	81,180
Accumulated deficit	(167,992,381)	(155,832,277)
Total stockholders’ equity	8,718,081	(18,634,849)

Total liabilities and stockholders’ equity	$22,236,889	$2,759,185

Shares and per share amounts are reflective of the 1 for 40 reverse split that occurred on March 27, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months and Six Months Ended June 30, 2025 and June 2024
(Unaudited)

	Three months ended June 30		Six months ended June 30,
	2025	2024	2025	2024
Net revenues	—	1,046,782	438,272	2,587,462
Cost of goods sold	—	(802,352)	(468,715)	(2,179,417)
Gross profit	—	244,430	(30,443)	408,045

Operating expenses:
Contracted services	201,660	201,036	421,268	419,865
Salary and wages	685,624	1,243,175	1,697,727	2,478,101
Non-cash share-based compensation	53,859	1,342,317	194,621	1,898,989
Other general and administrative	675,213	934,010	1,261,407	2,135,041
Sales and marketing	16,234	214,812	59,664	417,266
Total operating expenses	1,632,590	3,935,350	3,634,687	7,349,262

Loss from operations	(1,632,590)	(3,690,920)	(3,665,130)	(6,941,217)

Other income/(expense):
Interest income	—	503	—	835
Interest expense	(625,047)	(622,063)	(1,262,392)	(1,154,661)
Other Income/Expense	—	(406)	(1,845)	(1,902)
Amortization of debt discount	(674,962)	(1,013,816)	(1,653,683)	(1,900,654)
Loss on Extinguishment of debt	(5,560,482)	—	(5,560,482)	—
Total other income/(expense)	(6,860,491)	(1,635,782)	(8,478,402)	(3,056,382)

Provision for income taxes	—	—	—	—

Net loss	$(8,493,081)	$(5,326,702)	$(12,143,532)	$(9,997,599)

Other Comprehensive Income (Loss)
Foreign currency translation loss	1,168	182	(45,902)	(7,255)

Total Comprehensive Income (Loss)	$(8,491,913)	$(5,326,520)	$(12,189,434)	$(10,004,854)

(Loss) per share - continuing operations
Basic and diluted	$(4.47)	$(4.34)	$(6.81)	$(8.52)

Weighted average number of common shares outstanding - continuing operations
Basic and diluted	1,899,876	1,227,897	1,784,896	1,173,745

Shares and per share amounts are reflective of the 1 for 40 reverse split that occurred on March 27, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

 Consolidated Statement of Changes in Deficiency in Stockholders' Equity

For the Six months ended June 30, 2025 and June 2024

(Unaudited)

			Series A		Series A-1		Series B		Series C			Accumulated		Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Additional Paid-In	Other Comprehensive	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)

Balances at December 31, 2023	1,108,252	$44,330	—	—	—	—	—	—	—	—	$127,701,710	$(16,583)	$(133,334,783)	$(5,605,326)

Note discount created from issuance of common stock and	5,000	200	—	—	—	—	—	—	—	—	107,800	—	—	108,000
Share based compensation	—	—	—	—	—	—	—	—	—	—	271,672	—	—	271,672
Adoption of ASU 2020-06			—	—	—	—	—	—	—	—	(2,191,103)	—	1,259,057	(932,046)
Issuance of warrants on convertible instruments		—	—	—	—	—	—	—	—	—	768,346	—	—	768,346
Conversion of notes payable to common stock	38,800	1,552	—	—	—	—	—	—	—	—	386,448	—	—	388,000
Issuance of common stock for services	7,500	300	—	—	—	—	—	—	—	—	176,700	—	—	177,000
Accumulated Comprehensive loss - Translation, net	—	—	—	—	—	—	—	—	—	—	—	(7,437)	—	(7,437)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,670,897)	(4,670,897)

Balances at March 31, 2024	1,159,552	46,382	—	—	—	—	—	—	—	—	127,221,573	(24,020)	(136,746,623)	(9,502,688)

Common stock issuable on convertible 18-month promissory note	23,125	925	—	—	—	—	—	—	—	—	295,075	—	—	296,000
Share based compensation	—	—	—	—	—	—	—	—	—	—	893,647	—	—	893,647
Issuance of warrants on convertible instruments		—	—	—	—	—	—	—	—	—	1,745,328	—	—	1,745,328
Conversion of notes payable to common stock	151,488	6,060	—	—	—	—	—	—	—	—	1,381,666	—	—	1,387,726
Issuance of common stock for services	13,000	520	—	—	—	—	—	—	—	—	152,150	—	—	152,670
Accumulated Comprehensive loss - Translation, net	—	—	—	—	—	—	—	—	—	—	—	182	—	182
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,326,702)	(5,326,703)

Balances at June 30, 2024	1,347,165	$53,887	—	$—	—	$—	—	$—	—	$—	$131,689,438	$(23,838)	$(142,073,325)	$(10,353,838)

Balances at December 31, 2024	1,669,835	$1,670	—	$—	—	$—	—	$—	—	$—	$137,114,578	$81,180	$(155,832,277)	$(18,634,849)

Share based compensation	—	—	—	—	—	—	—	—	—	—	105,762	—	—	105,762
Issuance of warrant for convertible note		—	—	—	—	—	—	—	—	—	497,405	—	—	497,405
Conversion of notes payable to common stock	224,541	224	—	—	—	—	—	—	—	—	1,665,730	—	—	1,665,954
Issuance of common stock for services	5,500	6	—	—	—	—	—	—	—	—	34,994	—	—	35,000
Accumulated Comprehensive loss - Translation, net	—	—	—	—	—	—	—	—	—	—	—	(47,070)	—	(47,070)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,650,451)	(3,650,451)

Balances at March 31, 2025	1,899,876	1,900	—	—	—	—	—	—	—	—	139,418,469	34,110	(159,482,728)	(20,028,249)

Share based compensation	—	—	—	—	—	—	—	—	—	—	53,859	—	—	53,859
Issuance of Preferred stock A	—	—	1,000	1	—	—	—	—	—	—	999	—	—	1,000
Issuance of Preferred stock A-1	—	—	—	—	650	1	—	—	—	—	649,999	—	—	650,000
Exchange of Notes Payable to Preferred Stock B	—	—	—	—	—	—	12,646	126	—	—	16,387,277	—	—	16,387,403
Issuance of Preferred stock C for acquisition of Water Rights	—	—	—	—	—	—	—	—	20,000	20	19,999,980	—	—	20,000,000
Issuance of warrants on convertible instruments	—	—	—	—	—	—	—	—	—	—	162,553	—	—	162,553
Accumulated Comprehensive loss - Translation, net	—	—	—	—	—	—	—	—	—	—	—	1,168	—	1,168
Dividends payable			—	—	—	—	—	—	—	—	—	—	(16,572)	(16,572)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(8,493,081)	(8,493,081)

Balances at June 30, 2025	1,899,876	$1,900	1,000	$1	650	$1	12,646	$126	20,000	$20	$176,673,136	$35,278	$(167,992,381)	$8,718,081

Shares and per share amounts are reflective of the 1 for 40 reverse split that occurred on March 27, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2025 and June 2024
(Unaudited)

	2025	2024
Net loss	$(12,143,532)	$(9,997,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,035	270,263
Amortization of debt discount	1,653,683	1,900,654
ROU assets, net	811	42
Non-cash share-based compensation	194,621	1,898,989
Loss on extinguishment of debt	5,560,482	—
Changes in working capital items:
Accounts receivable, net	256,229	221,501
Inventory, net	37,735	946,778
Prepaid expenses and other current assets	6,743	(100,299)
Deposits	—	96
Accounts payable and accrued expenses	2,494,630	479,322
Accrued interest payable	460,164	642,192
Net cash used in operating activities	(1,404,399)	(3,738,061)

Cash flows from investing activities:
Capital expenditures	—	1,500
Net cash used in investing activities	—	1,500

Cash flows from financing activities:
Cash advance (repayment) from related party	—	(30,000)
Proceeds from issuance of debt	1,081,650	4,705,000
Proceeds from sale of preferred stock	651,000	—
Principal repayment of debt	(280,484)	(1,302,864)
Net cash provided by financing activities	1,452,166	3,372,136

Net cash effect of exchange rate changes on cash	(45,900)	(7,255)

Net change in cash and cash equivalents	1,867	(371,680)

Cash and cash equivalents, beginning of year	15,346	379,978

Cash and cash equivalents, end of period	$17,213	$8,298

Supplemental disclosure of cash flow information:
Cash paid for Interest	$132,441	$479,463

Supplemental disclosure of non-cash investing and financing activities
Notes payable and accrued interest converted to common stock (224,541 shares in 2025 & 171,536 shares in 2024,)	1,665,954	1,769,656

Non-cash debt discount in the form of issuance of equity instruments in conjunction with convertible notes	659,958	2,815,743

Series-B Convertible Preferred Stock Issued 126,710 Shares exchanged for $12,670,435 notes payable and accrued interest	$16,387,404	—

Series-C Convertible Preferred Stock Issued 20,000 Shares exchanged for Water Rights	$20,000,000	—

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

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2025 or December 31, 2024.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At June 30, 2025 and December 31, 2024, the Company’s cash on deposit with financial institutions had not exceeded federally insured limits of $250,000.

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

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at June 30, 2025 and December 31, 2024 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. The Company establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $621,178 at June 30, 2025 and December 31, 2024.

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

Depreciation expense totaled $37,017 and $37,017 for the three months ended June 30, 2025 and June 30, 2024, respectively. For the six months ended June 30, 2025 and June 30, 2024, depreciation expense totaled $74,034 and $74,229, respectively. Property and equipment as of June 30, 2025 and December 31, 2024 consisted of the following:

	2025	2024
Auto	45,420	45,420
Machinery & equipment	1,165,313	1,165,313
Buildings	233,323	233,323
Leasehold improvements	723,638	723,638
Computer Software	5,979	5,979
Office furniture & equipment	7,657	7,657
Total cost	2,181,330	2,181,330
Accumulated depreciation	(2,050,557)	(1,976,522)
Property, plant & equipment, net	130,773	204,808

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

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

The liabilities and indebtedness presented on the condensed consolidated financial statements approximate fair values at June 30, 2025 and December 31, 2024, consistent with recent negotiations of notes payable and due to the short duration of maturities and market rates of interest.

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

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

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

Note 2 – Summary of Significant Accounting Policies, continued

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at June 30, 2025 and December 31, 2024.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) less preferred stock dividends by the weighted average number of shares of common stock outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company’s convertible debt or preferred stock (if any), are not included in the computation if the effect would be anti-dilutive.

Weighted average number of shares outstanding excludes anti-dilutive common stock equivalents, including stock options, warrants to purchase shares of common stock and shares issuable upon the conversion of notes payable.

Net income/(loss) per common shares:	3 months ended June 30, 2025	6 months ended June 30, 2025
Net income/(loss)	$(8,491,913)	$(12,189,434)
Dividends on Series A-1 preferred stock	$(16,572)	$(16,572)
Weighted-average shares outstanding	1,899,876	1,784,896
Net loss per common share	$(4.47)	$(6.81)

Advertising

The Company conducts advertising for the promotion of its products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. The Company recorded advertising expense of $18,295 and $109,624 for the three months ended June 30, 2025 and 2024, respectively. The Company recorded advertising expense of $40,721 and $187,251 for the six months ended June 30, 2025 and 2024, respectively.

Goodwill and Intangibles Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets acquired and is not subject to amortization. The Company reviews goodwill annually in the fourth quarter for impairment or when circumstances indicate carrying value may exceed the fair value. This evaluation is performed at the reporting unit level. If a qualitative assessment indicates that it is more likely than not that the fair value is less than carrying value, a quantitative analysis is completed using either the income or market approach, or a combination of both. The income approach estimates fair value based on expected discounted future cash flows, while the market approach uses comparable public companies and transactions to develop metrics to be applied to historical and expected future operating results. The Company’s goodwill and intangible assets were impaired to $0 at December 31, 2024.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

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

On June 25, 2025, the Company acquired water concession rights and related permits in Garabito, Puntarenas, Costa Rica, as part of the Utopia asset acquisition. The concession grants the legal right to extract up to 0.81 liters per second from the approved aquifer, with renewals available every ten years, contingent on approval by regulatory agencies in Costa Rica. Management expects the concession to be renewed for at least 100 years. The water rights are classified as indefinite-lived intangible assets under ASC 350 and are not amortized. Indefinite-lived intangible assets are tested for impairment annually or more frequently if indicators of impairment are present. As of June 30, 2025, the carrying amount of the water rights was $20.0 million, and no impairment was recorded.

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

Foreign Currency Gains/Losses

Foreign Currency Gains/Losses — foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. Gains or losses from these translation adjustments are included in the condensed consolidated statement of operations and other comprehensive loss as foreign currency translation gains or losses. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances, are included in foreign currency translation in the condensed consolidated statement of operations and comprehensive loss. The Company incurred foreign currency translation net gain of $1,168 and net gain of $182 for the three months ending June 30, 2025 and 2024 respectively and net loss of $45,902 and net loss of $7,255 for the six months ending June 30, 2025 and 2024 respectively.

Liquidity, Capital Resources and Going Concern Considerations

The Company’s consolidated financial statements have been prepared on the basis of US GAAP for a going concern, on the premise that the Company is able to meet its obligations as they come due in the normal course of business. The Company historically has incurred significant losses and negative cash flows from operation since inception and had net-loss of approximately $8.5 million for three-month period ended June 30, 2025 and accumulated deficit of approximately $168.0 million through June 30, 2025. During the six-month period ended June 30, 2025, the Company’s net cash used in operating activities totaled approximately $1.4 million. Additionally, the Company’s current liabilities exceed its current assets, and it has a working capital deficit. To date the Company has generated cash flows from issuances of equity and indebtedness.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

The Company received approximately $1.1 million from the issuance of debt and $0.7 million from sale of preferred stocks for the six months ending June 30, 2025.

Management’s plans in regard to these matters include actions to sustain the Company’s operations, such as seeking additional funding to meet its obligations and implement its business plan. The Company has issued preferred stock as part of its strategy to regain compliance with the NYSE American listing standards and reduce debt. These preferred shares, specifically Series B 12% convertible preferred stock, were issued in exchange for promissory notes. The preferred stock offers a 12% cumulative dividend and potential conversion to common stock, subject to shareholder approval and an increase in authorized common stock. In June 2025, the Company exchanged approximately $12.62 million outstanding promissory notes and accrued interest for 126,710 shares of Series B Preferred Stock. By converting debt into equity, the Company enhances its balance sheet, reduces interest expense, and improves its shareholder equity position in furtherance of its goal of complying with exchange requirements.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	June 30, 2025	December 31, 2024
Notes Payable and Convertible Notes Payable

In December 2020, the Company entered into a 56- month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% through November 2022 and 4.00% through September 2025 of the previous month’s revenue. Note is due September 2025. Note is guaranteed by a related party see note 6.	17%	$170,620	$195,927

In April 2021, the Company entered into two six-month loans in the amount of $84,000 each. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was exchanged to Series B Preferred stock in June 2025.	7%	—	168,000

In May 2021, the Company entered into a six-month loan with an individual in the amount of $50,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was exchanged to Series B Preferred stock in June 2025.	7%	—	50,000

In May 2021, the Company entered into a six-month loan with an individual in the amount of $10,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to October 31, 2024. The note was in default.	7%	10,000	10,000

In August 2022, the Company entered into a 56-months auto loan in the amount of $45,420.	2.35%	18,472	23,372

In December 2022, the Company entered into various eighteen-month loans with individuals totaling $4,000,000. The notes included 100% warrant coverage. The loans mature in June 2024 with principal and interest due at maturity with conversion price of $1.00 per share. The loans were exchanged to Series B Preferred stock in June 2025.	12%	—	2,600,000

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $1,000,000. The notes included 100% warrant coverage. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	1,000,000

In May 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $800,000. The notes included 50% warrant coverage. The loans mature in November 2024 with principal and interest due at maturity with conversion price of $1.00 per share. The loans were exchanged to Series B Preferred stock in June 2025.	12%	—	800,000

In June 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $350,000. The notes included 50% warrant coverage. The loans mature in December 2024 with principal and interest due at maturity with conversion price of $1.00 per share. The loans were exchanged to Series B Preferred stock in June 2025.	12%	—	100,000

In July 2023, the Company entered into a twelve-month loan with an individual in the amount of $100,000. The note included 50% warrant coverage. The loan matures in January 2025 with principal and interest due at maturity with conversion price of $1.00 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	100,000

In August 2023, the Company entered into a twelve-month loan with an individual in the amount of $300,000. The convertible note included the issuance of 150,000 shares of common stocks. The loan matures in August 2024 with principal and interest due at maturity with conversion price of $0.85 per share and is non-interest bearing.	—%	43,000	43,000

In October 2023, the Company entered into a three-month loan with an individual in the amount of $500,000. The loan matures in January 2024 with principal and interest due at maturity. The loan was extended to June 2025.	10%	500,000	500,000

In October 2023, the Company entered into a loan with an individual in the amount of $130,000. The loan requires payment of 17% of daily Shopify sales.	—%	58,612	66,278

In October 2023, the Company entered into a eighteen-month loan with individuals totaling in the amount of $1,250,000. The note included 100% warrant coverage. The loan matures in April 2025 with principal and interest due at maturity with conversion price of $1.00 per share. The loan was fully converted to common stock in January 2025	12%	—	1,143,449

In January 2024, the Company entered into a 18-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan had a maturity of July 2025 with principal and interest due at maturity with conversion price of $0.50 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	250,000

In February 2024, the Company entered into a 18-month loan with an individual in the amount of $150,000. The note included 100% warrant coverage. The loan had a maturity of August 2025 with principal and interest due at maturity with conversion price of $0.40 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	150,000

In February 2024, the Company entered into a 6-month loan with an individual in the amount of $315,000. The note included 60% warrant coverage. The loan had a maturity of August 2024 with principal and interest due at maturity with conversion price of $0.38 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	315,000

In February 2024, the Company entered into a 18-month loan with an entity in the amount of $250,000. The note included 100% warrant coverage. The loan matures in August 2025 with principal and interest due at maturity with conversion price of $0.46 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	250,000

In April 2024, the Company entered into a commercial financing agreement in the amount of $815,000 and will be paid weekly until the loan is paid in full. The loan was in default.	—%	372,335	357,127

In May 2024, the Company entered into an eighteen-month loan with individuals totaling in the amount of $1,850,000. The note included warrant coverage. The loan matures in November 2026 with principal and interest due at maturity with conversion price of $0.40 per share. The loan was exchanged to Series B Preferred stock in June 2025	—%	—	1,850,000

In June 2024, the Company entered into a revenue purchase agreement in the amount of $250,000. 4% of revenue will be paid weekly until the loan is paid in full.	—%	130,639	181,341

In July 2024, the Company entered into a revenue purchase agreement in the amount of $178,250. The loan matures in April 2025. The loan was fully converted to Common Stock in January 2025.	22%	—	91,999

In July 2024, the Company entered into a revenue purchase agreement in the amount of $120,750. The loan matures in May 30, 2025. The loan was fully converted to Common Stock in January 2025	22%	—	120,750

In August 2024, the Company entered into a 5-year loan with individuals totaling in the amount of $500,000. The loan matures in September 2029 with principal and interest due at maturity with conversion price of $0.35 per share. The loans were exchanged to Series B Preferred stock in June 2025.	9%	—	500,000

In August 2024, the Company entered into a eighteen-month loan with individuals totaling in the amount of $1,400,000. The loan matures in February 2026 with principal and interest due at maturity with conversion price of $0.38 per share. $800,000 was exchanged to Preferred stock in June 2025.	12%	—	1,400,000

In August 2024, the Company entered into a eighteen-month loan with individuals totaling in the amount of $100,000. The loan matures in September 2025 with principal and interest due at maturity with conversion price of $0.38 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	100,000

In September 2024, the Company entered into a merchant cash advance agreement in the amount of $325,000 to be paid weekly until the loan is paid in full.	—%	65,861	82,261

In September 2024, the Company entered into an agreement with individuals totaling in the amount of $590,000. $290,000 was exchanged to Series B Preferred stock in June 2025	—%	300,000	590,000

In October 2024, the Company entered into an agreement with individuals totaling in the amount of $950,000. There is no stated maturity, the proceeds of which are to be used for a future acquisition.	—%	950,000	950,000

In November 2024, the Company entered into a merchant cash advance agreement in the amount of $340,000 to be paid weekly until the loan is paid in full. The loan was in default.	—%	311,713	311,713

In December 2024, the Company entered into a merchant cash advance agreement in the amount of $111,300 to be paid weekly until the loan is paid in full.	—%	—	111,300

In December 2024, the Company entered into a twelve-month loan with an individual in the amount of $500,000. The loan matures in December 2025 with principal and interest due at maturity.	12%	225,000	225,000

In January 2025, the Company entered into a 12-month loan with individuals in the amount of $350,000. The note included 100% warrant coverage. The loan had a maturity of January 2026 with principal and interest due at maturity with conversion price of $0.25 per share. The loans of $150,000 were exchanged to Series B Preferred stock in June 2025.	12%	200,000	—

In January 2025, the Company entered into a 18-month loan with individuals in the amount of $225,000. The note included 100% warrant coverage. The loan had a maturity of June 2026 with principal and interest due at maturity with conversion price of $0.25 per share. The loans were exchanged to Series B Preferred stock in June 2025.	12%	—	—

In January 2025, the Company entered into a convertible promissory note in the amount of $156,000. The loan had a maturity of November 2025 with principal and interest due at maturity.	8%	156,000	—

In January 2025, the Company entered into a promissory note in the amount of $150,650. The loan had a maturity of November 2025 with 1st payment in July 2025.	22%	150,650	—

In April 2025, the Company entered into a senior convertible note in the amount of $200,000 with conversion price of $1.25 per share. The loan had a maturity of April 2030 with 125,000 5-year warrants exercisable at $2.00, and 83,334 5-year warrants exercisable into common stock at $3.00	15%	200,000	—

	Total notes payable	$3,862,902	$14,635,517

	Less notes discount	(217,906)	(3,031,917)
	Less current portion	(3,592,462)	(9,632,505)

	Long-term notes payable	$52,534	$1,971,095

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

Interest expense on notes payable was $625,047 and $607,903 for the three months ended June 30, 2025 and 2024, respectively. Interest expense on notes payable was $1,262,392 and $1,130,480 for the six months ended June 30, 2025 and 2024, respectively. Accrued interest amounted to $2,214,868 as of June 30, 2025.

The Company recognized approximately $674,962 and approximately $1,013,815 of interest expense attributable to the amortization of the debt discount during the three months ended June 30, 2025 and 2024, respectively. The Company recognized approximately $1,653,683 and approximately $1,900,656 of interest expense attributable to the amortization of the debt discount during the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, and December 31, 2024, the balance of the unamortized debt discount was $217,906 and $2,859,430 respectively.

	Interest Rate	June 30, 2025	December 31, 2024
Shareholder Notes Payable

In February 2023, we entered into a loan with an individual in the amount of $200,000. The annual interest rate is 12%. The loan was exchanged to Preferred stock in June 2025.	12%	—	200,000

	Less current portion	(0)	(200,000)

	Long-term notes payable	$—	$—

Interest expense on related party notes payable was $6,000 for the three months ended June 30, 2025 and 2024, respectively. Interest expense on related party notes payable was $12,000 for the six months ended June 30, 2025 and 2024, respectively. The Company’s effective interest rate was 20.63% for the six months ended June 30, 2025.

As of June 30, 2025, the Company’s convertible note balances are convertible into 167,500 shares of common stock

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

During the six-months ended June 30, 2025, we issued 5,500 shares valued at $35,000 in exchange for services and 224,541 shares for conversion of notes payable and accrued interest totaling $1,665,953.

Preferred Stock

The Company evaluated the classification of the Preferred Stock and related warrants issued with the Series A-1 Preferred Stock in accordance with ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging. Based on this assessment, management determined that the Preferred Stock and warrants meet the criteria for equity classification. Specifically, the instruments are not mandatorily redeemable, do not embody obligations to repurchase the Company’s shares by transferring assets, and do not require settlement in a variable number of shares with a monetary value that is fixed, tied to a variable other than the Company’s own stock, or indexed to something other than the Company’s stock. The warrants are indexed solely to the Company’s common stock and meet the scope exception under ASC 815-10-15. Accordingly, the Preferred Stock and related warrants have been classified as components of stockholders’ equity in the accompanying condensed consolidated financial statements.

The Company has issued four series of preferred stock: Series A, A-1, B, and C, each with distinct rights and preferences as outlined below. Note agreements were amended to be exchanged for Preferred B and the impact of those amendments is subject to further review.

Voting Rights

●	Series A carries 25,000 votes per share but is limited solely to voting on the authorization of additional shares. It has no other voting rights. Series A will be retired following the special meeting scheduled for August 29,2025. Series A shares are held solely by Robert Nistico, CEO, a related party.
●	Series A-1 carries 231 votes per share.
●	Series B and Series C do not carry any voting rights.

Dividends

●	Series A does not accrue dividends.
●	Series A-1 and Series B carry a fixed 12% annual dividend, payable quarterly in arrears, in either cash or payment-in-kind (PIK) at the Company’s discretion. These dividends are mandatory and take priority over any dividends on common stock, regardless of whether common stock dividends are declared.
●	Series C does not accrue dividends.

Conversion into Common Stock

●	Series A is not convertible.
●	Series A-1 is convertible into common stock at 80% of the VWAP, subject to a floor of $1.25 and a ceiling of $4.00. A-1 is convertible into a range of 162,500 to 520,000 common shares.
●	Series B is also convertible at 80% of the VWAP, with a floor of $1.25 and a ceiling of $6.00, and is convertible into a range of 2,118,333 to 10,168,000 common shares.
●	Series C is convertible at a fixed price of $3.00, resulting in the potential issuance of 6,666,667 common shares upon conversion.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Redemption – at the sole discretion of the Company.

●	Series A is redeemable by the Company after the special meeting for $1,000.
●	Series A-1 and Series B are redeemable by the Company after two years from the date of issuance, for $650,000 and $12,700,000, respectively.
●	Series C is not redeemable.

Seniority

●	Series B is the most senior class (Seniority Level 1).
●	Series A-1 ranks junior to Series B (Seniority Level 2).
●	Series C is the most junior class (Seniority Level 3).
●	Series A is a governance-related instrument and does not participate in liquidation or dividend preferences.

In May 2025, the Company issued 650 shares of Series A-1 Preferred Stock in exchange for approximately $650,000. Series A-1 shares are convertible into common stock, subject to shareholder approval. Investors of A-1 Shares also received 162,500 1-year A Warrants exercisable into common stock at 80% of 5-day VWAP, and 162,500 5-year B Warrants exercisable into common stock at $4.00.

In June 2025, the Company issued 1,000 shares of Preferred A Stock to Robert Nistico, CEO, a related party. Preferred A is super voting preferred, not convertible into common stock. Mr. Nistico is the sole holder of Preferred A.

In June 2025, the Company exchanged previously issued convertible notes, $10,580,336 of principal and $2,090,105 interest for 126,710 shares of Preferred Stock B, eliminating $7,699,596 of current liabilities and $2,070,712 of long-term liabilities. These liabilities were previously carried net of unamortized discounts. Debt agreements were amended to be exchanged for Preferred B. The Series B shares are convertible into common stock, subject to shareholder approval. The note discount on the date of conversion was 1,843,519, The loss on extinguishment of debt was $5,560,482 recorded in accordance with ASC 470. The fair market value of the Preferred Stock B utilized in the computation of the loss on extinguishment was $16,387,404.

In June 2025, the Company acquired certain assets, including all contractual water rights to the aquifer located in Garabito, Puntarenas, Costa Rica. The Company issued 20,000 shares of Series C Preferred Stock as consideration, at an initial stated value of $1,000 per share. Management determined that the transaction is an asset acquisition under ASC 805, as substantially all of the fair value is concentrated in a single identifiable asset—the water rights—and no substantive processes were acquired.. The acquisition of the water rights was recorded at a cost of $20 million, which is the fair value of the Series C preferred shares issued as consideration for the acquisition of the water rights. The Series C shares are convertible into common stock, subject to shareholder approval.

Stock Plan

2020 Plan adjusted for the 1 for 40 reverse split.

In July 2020, the Board adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights, Performance Units and Performance Bonuses to consultants and eligible recipients. The total number of shares that may be issued under the 2020 plan was 152,383 as of June 30, 2025.

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

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

The following is a summary of the Company’s stock option activity:

Options	2025		2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance - January 1*	216,212	$29.60	106,475	$45.20

Granted	15,000	6.04	15,750	23.60
Exercises	—	—	—	—
Cancelled	12,500	13.20	—	—

Balance – March 31,	218,712	$28.78	122,225	$42.40

Granted	—	—	96,375	13.20
Exercises	—	—	—	—
Cancelled	—	—	—	—

Balance – June 30,	218,712	$28. 78	218,600	$29.60

Exercisable – June 30,	190,119	$31.11	171,379	$32.80

The fair value of stock options granted in 2025 has been measured at $90,531 using the Black-Scholes option pricing model with the following assumptions: exercise price $6.0, expected life 10 years, expected volatility 254%, expected dividends 0%, risk free rate 4.00%.

During the three-month period ended June 30, 2025 and June 30, 2024, the company granted 0 and 96,375 options to new employees under the 2020 plan, respectively. During the six-month period ended June 30, 2025 and June 30, 2024, stock-based compensation was recorded $159,531 and $1,276,900 respectively. The remaining unamortized stock-based compensation as of June 30,2025 was $201,822.

Note 5 – Stockholders’ Equity, continued

Common Stock Issuable, Liability to Issue Stock and Shareholder Advances

The shareholder advances in the amount of $0.2 million was exchanged to 2,444 shares of Preferred Stock B in June 2025.

Note 6 – Related Parties

During the normal course of business, the Company incurred expenses related to services provided by the CEO or Company expenses paid by the CEO, resulting in related party payables. In conjunction with the acquisition of Copa di Vino, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Note Payable to Decathlon with a balance of $2,183,504 at June 30, 2025 and $1,995,950 at December 31, 2024.

On April 2024, the Company also entered into a Merchant Cash Advance Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Cobalt Funding Solutions (the “Lender”). The Loan and Security Agreement provided a loan of $815,000, with the gross and interest amount of $326,028 with the Lender (the “Credit Facility”). There was $372,335 outstanding under this agreement as of June 30, 2025.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

On September 2024 and November 2024 the Company also entered into a Merchant Cash Advance Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and with Timeless Funding LLC (the “Lender”). The Loan and Security Agreement provided a loan of $325,000 and $340,000, with the gross and interest amount of $172,250 and $173,400 respectively with the Lender (the “Credit Facility”). There was $65,861 and $311,713 respectively outstanding under this agreement as of June 30, 2025.

There were related party advances from our chief executive officer in the amount of approximately $0.4 million outstanding as of June 30, 2025 and approximately $0.4 million as of December 31, 2024.

In June 2025, the Company issued 1,000 shares of Preferred A Stock to Robert Nistico, CEO, a related party. Preferred A is super voting preferred, not convertible into common stock. Mr. Nistico is the sole holder of Preferred A.

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

Note 8 –Leases

The Company has various operating lease agreements primarily related to real estate and office. The Company’s real estate leases represent a majority of the lease liability. Lease payments are mainly fixed. Any variable lease payments, including utilities, common area maintenance are expensed during the period incurred. Variable lease costs were immaterial for the quarter ended June 30, 2025 and 2024. A majority of the real estate leases include options to extend the lease. Management reviews all options to extend at the inception of the lease and account for these options when they are reasonably certain of being exercised.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on the Company’s condensed consolidated statement of operations and comprehensive loss. Operating lease cost was $184,136 and $163,590 during the period ended June 30, 2025 and 2024, respectively.

The following table sets for the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet at June 30, 2025

Undiscounted Future Minimum Lease Payments	Operating Lease

2025 (six months remaining)	160,856
2026	52,703
2027	2,976
Total	216,535
Amount representing imputed interest	(6,281)
Total operating lease liability	210,254
Current portion of operating lease liability	190,224
Operating lease liability, non-current	$20,030

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 8 –Leases, continued

The table below presents lease-related terms and discount rates at June 30, 2025:

Remaining term on leases	1 to 21 months
Incremental borrowing rate	5.0% To 9%

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

Note: The Copa di Vino business is included in our Splash Beverage Group segment.

	3 months ended		6 months ended
Revenue, net	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Splash Beverage	—	1,023,405	379,260	2,223,687
E-Commerce	—	23,377	59,012	363,775

Net Revenue	—	1,046,782	438,272	2,587,462

	3 months ended		6 months ended
Segment Operating loss:	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Splash Beverage	(1,377,146)	(3,685,962)	(3,139,259)	(6,930,901)
E-Commerce	(255,444)	(4,958)	(525,871)	(10,316)

Total Contribution after marketing	(1,632,590)	(3,690,920)	(3,665,130)	(6,941,217)

	3 months ended		6 months ended
Reconciliation of segment loss to corporate loss:	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Other income/expense	(0)	(407)	(1,845)	(1,902)
Amortization of debt discount	(674,962)	(1,013,816)	(1,653,683)	(1,900,654)
Interest income and expense	(625,047)	(621,559)	(1,262,392)	(1,153,826)
Loss on Extinguishment of debt	(5,560,482)	—	(5,560,482)	—

Loss from continuing operations	(8,493,081)	(5,326,702)	(12,143,532)	(9,997,599)

Total assets	June 30, 2025	December 31, 2024
Splash Beverage Group	22,207,726	2,610,207
E-Commerce	28,162	148,978

Total assets	$22,235,889	$2,759,185

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 10 – Commitment and Contingencies

The Company is a party to assert claims and are subject to regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the outcome, if any, arising out of any such matter will have a material adverse effect on its business, financial condition or results of operations.

On June 5, 2024, the Company received notification from the NYSE American LLC (“NYSE American”) indicating that it is not in compliance with the NYSE American’s continued listing standards under Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”), requiring a listed company to have stockholders’ equity of $6 million or more if the listed company has reported losses from continuing operations and/or net losses in its five most recent fiscal years. As disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2025, on July 28, 2025, the Company received two letters from the NYSE Regulation confirming that the Company has regained compliance with the continued listing standards of the NYSE American LLC (“NYSE American”).

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

Note 11 – Subsequent Events

In July 2025, the Company issued 150 shares of Series A-1 Preferred Stock in exchange for $150,000. The July issuance is convertible into 37,500 – 120,000 shares of common stock. Series A-1 shares are convertible into common stock, subject to shareholder approval. Investors of A-1 Shares also received 37,500 1-year A Warrants exercisable into common stock at 80% of 5-day VWAP, and 37,500 5-year B Warrants exercisable into common stock at $4.00. All outstanding A-1 shares (800) are convertible into 200,000 – 640,000 shares of common stock, subject to shareholder approval.

In August 2025, the Company entered into a 12% promissory note in the amount of $183,200. This loan has a maturity of May 2026 with the 1st payment in January 2026.

In August 2025, the Company entered into a 22% promissory note in the amount of $58,000. This loan has a maturity of May 2026 with the 1st payment in January 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations. Any statements that are not of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue,” the negative of the terms or other comparable terminology. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included from time to time in other reports or registration statements filed with the United States Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. The Company disclaims any obligation to publicly update these statements or disclose any difference between actual results and those reflected in these statements.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” or the “Company” refer to Splash Beverage Group, Inc. and its subsidiaries.

The following discussion and analysis should be read in conjunction with the condensed financial statements (unaudited) and notes to condensed financial statements (unaudited) filed herewith.

Business Overview

Splash Beverage Group, Inc. (the “Company” or “Splash”) seeks to identify, acquire, and build early stage or under-valued beverage brands that have strong growth potential within its distribution system. Splash’s distribution system is comprehensive in the US and is now expanding to select attractive international markets. Through its division Qplash, Splash’s distribution reach includes e-commerce access to both business-to-business (B2B) and business-to-consumer (B2C) customers. Qplash markets well known beverage brands to customers throughout the US that prefer delivery direct to their office, facilities and or homes.

Recent Developments

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

In June 2025, the Company issued 1,000 shares of Preferred A Stock to Robert Nistico, CEO, a related party. Preferred A is super voting preferred, not convertible into common stock. Mr. Nistico is the sole holder of Preferred A, which is further discussed in Note 5.

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

Results of Operations

The Three Months and Six Months Ended June 30, 2025 compared to Three Months and Six Months Ended June 30, 2024

Revenue

For the three months ended June 30, 2025, the Company did not record any sales compared to revenues of approximately $1.1 million for the three months ended June 30, 2024. This was primarily due to a shortage of operating capital which limited our ability to maintain inventory and fulfil orders. We remain committed to resolving these constraints and resuming normal business activities in the upcoming quarter.

Revenue for the six months ended June 30, 2025 was $0.4 million compared to revenues of $2.6 million for the six months ended June 30, 2024. The $2.2 million decrease in sales is driven by decreases in both the e-commerce and beverage businesses.

Cost of Goods Sold

Cost of goods sold for the three months ended June 30, 2025 was less than $0.01 million compared to cost of goods sold for the three months ended June 30, 2024 of approximately $0.8 million. The decrease in cost of goods sold for the three-month period ended June 30, 2025 was primarily due to our decreased sales.

Cost of goods sold for the six months ended June 30, 2025 was $0.5 million compared to cost of goods sold for the six months ended June 30, 2024 of $2.2 million. The $1.7 million decrease in cost of goods sold was driven by decreased sales in both the e-commerce and beverage business.

Operating Expenses

Operating expenses for the three months ended June 30, 2025 were $1.7 million compared to $3.9 million for the three months ended June 30, 2024, a decrease of $2.2 million. The decrease in our operating expenses was primarily due to non-cash expenses, new staff, benefit cost, freight cost and Amazon selling fees.

Operating expenses for the six months ended June 30, 2025 were $3.6 million compared to $7.3 million for the six months ended June 30, 2024, a decrease of $3.7 million. The decrease in operating expenses was primarily due to non cash expenses, salary, marketing expense, freight cost and Amazon selling.

The net loss for the three months ended June 30, 2025 was $8.5 million as compared to a net loss of approximately $5.3 million for the three months ended June 30, 2024. The net loss for the six months ended June 30, 2025 was $12.2 million as compared to a net loss of approximately $10.0 million for the six months ended June 30, 2024. The increase in net loss is due to loss on extinguishment of debt and offset by lower operating expenses and the decrease in amortization of debt discount.

The Company did not meet its payroll obligations during the period from February to June 2025. As a result, employees were not paid for services rendered during that period. The unpaid wages have been fully accrued as liabilities in the accompanying financial statements.

Net Other Income and Expense

Interest expenses for the three months ended June 30, 2025 were $0.6 million and for the three months ended June 30, 2024. Interest expenses for the six months ended June 30, 2025 were $1.2 million and for the six months ended June 30, 2024.

Other income was $0 and $0.01 million for the three months ended June 30, 2025 and June 30, 2024, respectively.

Amortization of debt discount for the three months ended June 30, 2025 was approximately $0.7 million compared to $1.0 million for the three months ended June 30, 2024. Amortization of debt discount for the six months ended June 30, 2025 was approximately $1.6 million compared to $1.9 million for six months ended June 30, 2024.

LIQUIDITY, GOING CONCERN CONSIDERATIONS AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

We plan to fund our operations through third party and related party debt/advances, private placement of restricted securities and the issuance of stock in a subsequent offering until such a time as the business achieves profitability or a business combination may be achieved. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are favorable to us. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

As such, we have concluded that such plans do not alleviate the substantial doubt about our ability to continue as a going concern for one year from the date the accompanying financial statements are issued. Historically, we have funded operations primarily through the issuance of equity and debt securities. There is substantial doubt about our ability to continue as a going concern.

As of June 30, 2025, the Company had total cash and cash equivalents of $17,213 as compared with $15,346 at December 31, 2024.

Net cash used for operating activities during the six months ended June 30, 2025 was $1.4 million as compared to the net cash used by operating activities for the three months ended June 30, 2024 of $3.7 million. The primary reasons for the change in net cash used are decreases in interest payable, inventory and accrued.

For the period ending June 30, 2025 and June 30, 2024, there were no capital asset transactions.

Net cash provided by financing activities during the six months ended June 30, 2025 was $1.4 million compared to $3.7 million provided from financing activities for the six months ended June 30, 2024. During the six months ended June 30, 2025, the Company received $1.7 million for convertible note, which was offset by repayments to debt holders of $0.3 million and shareholder advance in the amount of $0.2 million was exchanged to Series A-1 Preferred Stock.

Capital Resources

In June 2025, we exchanged approximately $12.67 million of outstanding promissory notes and accrued interest for 126,710 shares of Series B 12% Convertible Preferred Stock. This transaction reduced outstanding debt, lowered interest expense, and improved our stockholders’ equity position. The Series B Preferred Stock accrues a 12% cumulative dividend and is convertible into common stock, subject to shareholder approval and an increase in authorized shares. This debt-to-equity conversion forms part of our broader plan to strengthen our balance sheet and regain compliance with NYSE American listing standards.

Based on our current operating plan, existing cash resources will not be sufficient to fund operations over the next 12 months. Our future capital needs will depend on numerous factors, including revenue growth, gross margin trends, operating expense levels, working capital requirements, and the timing and extent of capital expenditures. We are evaluating opportunities to raise additional capital through equity or debt financings and may seek further debt restructurings to improve liquidity and reduce financing costs.

There can be no assurance that these plans will be successful. If we are unable to obtain adequate financing or generate positive cash flow from operations, we may need to further reduce operating expenses, curtail business development activities, sell assets, or pursue other strategic alternatives.

CONTRACTUAL OBLIGATIONS

 There have been no material changes in our contractual obligations from the information disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

Our Chief Financial Officer is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our Board, senior management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We continue to review our internal control over financial reporting and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2025. The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

Notwithstanding the control deficiencies described in this section, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the six months ended June 30, 2025.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control Over Financial Reporting

Except with respect to the above, during the quarter ended June 30, 2025, there were no additional changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company granted 15,000 options in March to its new CFO under the 2020 plan

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

In June 2025, the Company issued 1,000 shares of Preferred A Stock. Preferred A is super voting preferred, not convertible into common stock, and further discussed in Note 5.

In June 2025, the Company issued 126,710 shares of Series B Preferred Stock in exchange for approximately $12.7 million in previously outstanding convertible notes. The Series B shares are convertible into common stock, subject to shareholder approval and further discussed in Note 5.

In June 2025, the Company acquired certain assets, including all contractual water rights to the aquifer located in Garabito, Puntarenas, Costa Rica. The Company issued 20,000 shares of Series C Preferred Stock as consideration. Management determined that the transaction is an asset acquisition under ASC 805, as substantially all of the fair value is concentrated in a single identifiable asset—the water rights—and no substantive processes were acquired. The acquisition of the water rights was recorded at a cost of $20 million, which is the fair value of the Series C preferred shares issued as consideration for the acquisition of the water rights.

The Series C shares are convertible into common stock, subject to shareholder approval, and further discussed in Note 5.

Securities issued under this section are exempted from registration. Exemption from securities registration was afforded by Section 4(a)(2) of the Securities Act of 1933 (as defined below), and/or Rule 506(b) of Regulation D (“Regulation D”) as promulgated by the United States Securities and Exchange Commission under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

Subsequent Events

Reinstatement of Continued Listing Compliance

As disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2025, on July 28, 2025, the Company received two letters from NYSE Regulation confirming that the Company has regained compliance with the continued listing standards of NYSE American LLC (the “Exchange”).

The first letter confirmed that the Company is now in compliance with all applicable continued listing standards set forth in Part 10 of the NYSE American Company Guide. Specifically, the Company resolved the previously identified deficiencies under Sections 1003(a)(i), (ii), and (iii), as initially referenced in the Exchange’s notices dated October 6, 2023, December 20, 2023, and June 5, 2024. As a result, the “.BC” indicator was removed, and the Company was removed from the Exchange’s list of noncompliant issuers as of the opening of trading on July 29, 2025.

The second letter confirmed that the Company had filed its previously delayed Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, on July 11, 2025. Accordingly, the Company regained compliance with Section 1007 of the NYSE American Company Guide, the “.LF” indicator was removed from the Company’s NYSE profile, and the Company was removed from the Exchange’s list of late filers.

Delisting and Deregistration of Public Warrants

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2025, on July 23, 2025, the Company received notice from NYSE Regulation that it had determined to commence delisting proceedings with respect to the Company’s publicly traded warrants (the “Public Warrants”) to purchase common stock at an exercise price of $1.84 per share, which were listed on NYSE American under the symbol SBEV-WT. Trading in the Public Warrants was suspended immediately on July 23, 2025. The NYSE Regulation’s determination to delist was based on Section 1001 of the NYSE American Company Guide due to the low trading price of the Public Warrants. The Company did not appeal this determination.

On August 5, 2025, NYSE Regulation filed a Form 25 with the SEC to formally delist and deregister the Public Warrants under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The delisting is expected to become effective on August 15, 2025, ten calendar days after the filing date. The deregistration of the Public Warrants under Section 12(b) of the Exchange Act will become effective 90 days after the filing, unless the SEC shortens the period.

The delisting and deregistration of the Public Warrants do not affect the continued listing of the Company’s common stock on NYSE American under the symbol SBEV, nor do they impact the Company’s business operations or ongoing reporting obligations under the Exchange Act.

Rule 10b5-1 Trading Arrangement

During the six months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibits	Description

3.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on June 13, 2025)

3.2	Certificate of Designations, Preferences Rights and Limitations of the Series A-1 Convertible Redeemable Preferred Stock (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on June 26, 2025)

Certificate of Designations, Preferences Rights and Limitations of the Series B Convertible Redeemable Preferred Stock (incorporated by reference herein to Exhibit 3.2 filed with Form 8-K filed with the SEC on June 26, 2025)

3.3	Certificate of Designations, Preferences Rights and Limitations of the Series C Convertible Preferred Stock (incorporated by reference herein to Exhibit 3.3 filed with Form 8-K filed with the SEC on June 26, 2025)

10.1	Subscription and Investment Representation Agreement, dated June 10, 2025, Between Splash Beverage Group, Inc., and Robert Nistico (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K filed with the SEC on June 13, 2025)

10.2	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K filed with the SEC on June 26, 2025)

10.3	Form of Securities Exchange Letter Agreement*** (incorporated herein by reference to Exhibit 10.2 filed with Form 8-K filed with the SEC on June 26, 2025)

10.4	Form of Registration Rights Agreement*** (incorporated herein by reference to Exhibit 10.3 filed with Form 8-K filed with the SEC on June 26, 2025)

10.5	Form of Side Letter Agreement (incorporated herein by reference to Exhibit 10.4 filed with Form 8-K filed with the SEC on June 26, 2025)

10.6	Acquisition Agreement*** (incorporated herein by reference to Exhibit 10.5 filed with Form 8-K filed with the SEC on June 26, 2025)

Form of Warrant (incorporated by reference herein to Exhibit 4.1 filed with Form 8-K filed with the SEC on October 6, 2023)

31.1	Certification of CEO and Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically**

32.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically**

101	XBRL Exhibits

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

SPLASH BEVERAGE GROUP, INC.

Date: August 14, 2025	By:	/s/ Robert Nistico
Robert Nistico, Chairman and CEO
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ William Devereux
William Devereux, CFO
(Principal Accounting Officer and Principal Financial Officer)