Form 10-Q
period 2025-09-30
SPLASH BEVERAGE GROUP, INC.
filed 2025-11-19
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

☐ Yes ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of November 19, 2025, there were 2,550,694 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.
FORM 10-Q
September 30, 2025

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.
Condensed Consolidated Financial Statements

September 30, 2025

Splash Beverage Group, Inc.
Condensed Consolidated Balance Sheets
September 30, 2025 and December 31, 2024

	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$265,667	$15,346
Accounts receivable, net	139,504	396,855
Prepaid expenses	498,032	364,087
Inventory	855,326	893,061
Other receivables	212,544	234,770
Total current assets	1,971,073	1,904,119

Non-current assets:
Deposits	$48,922	$48,922
Investment in Salt Tequila USA, LLC	250,000	250,000
Water rights	20,000,000	—
Right of use assets	125,546	351,336
Property and equipment, net	93,756	204,808
Total non-current assets	20,518,224	855,066

Total assets	$22,489,297	$2,759,185

Liabilities and Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$6,746,050	$5,232,241
Dividends payable	422,613	—
Right of use liability, current portion	120,942	305,167
Related party notes payable	389,000	389,000
Notes payable, net of discounts	5,830,998	9,632,505
Shareholder advances	—	200,000
Accrued interest payable	2,132,327	3,610,329
Total current liabilities	15,641,930	19,369,242

Long-term liabilities:
Notes payable, net of discounts	58,130	1,971,095
Right of use liability – net of current portion	11,685	53,697
Total long-term liabilities	69,815	2,024,792

Total liabilities	15,711,745	21,394,034

Stockholders’ equity:
Preferred stock, Series A $0.001 par value, 1,000 shares authorized, 1,000 shares issued and outstanding	1	—
Preferred stock, Series A-1 $0.001 par value, 1,500 shares authorized, 800 shares issued and outstanding	1	—
Preferred stock Series B, $0.001 par value, 12% cumulative, 150,000 shares authorized, 124,645 shares issued and outstanding	124	—
Preferred stock Series C, $0.001 par value, 500,000 shares authorized, 20,000 shares issued and outstanding	20	—
Common Stock, $0.001 par, 400,000,000 shares authorized, 2,421,631 shares issued, 1,669,835 shares outstanding at September 30, 2025 and December 31, 2024	2,422	1,670
Additional paid in capital	185,025,450	137,114,578
Accumulated other comprehensive loss	34,001	81,180
Accumulated deficit	(178,284,467)	(155,832,277)
Total stockholders’ equity	6,777,552	(18,634,849)

Total liabilities and stockholders’ equity	$22,489,297	$2,759,185

Shares and per share amounts are reflective of the 1 for 40 reverse split that occurred on March 27, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months and Nine Months Ended September 30, 2025 and September 30, 2024
(Unaudited)

	Three months ended September 30		Nine months ended September 30,
	2025	2024	2025	2024
Net revenues	—	981,858	438,272	3,569,320
Cost of goods sold	—	(690,839)	(468,715)	(2,870,256)
Gross profit	—	291,019	(30,443)	699,064

Operating expenses:
Contracted services	201,265	208,211	622,533	628,076
Salary and wages	1,018,508	1,101,700	2,716,235	3,579,801
Non-cash share-based compensation	7,751,596	186,682	7,946,217	2,085,671
Other general and administrative	564,477	1,236,098	1,825,884	3,371,139
Sales and marketing	8,833	227,921	68,497	645,187
Total operating expenses	9,544,679	2,960,612	13,179,366	10,309,874

Loss from operations	(9,544,679)	(2,669,593)	(13,209,809)	(9,610,810)

Other income/(expense):
Interest income	—	736	—	1,571
Interest expense	(320,013)	(890,471)	(1,582,405)	(2,045,131)
Other Income/Expense	4,300	(35)	2,455	(1,937)
Amortization of debt discount	(25,653)	(830,200)	(1,679,336)	(2,730,854)
Legal reserve	—	(330,000)	—	(330,000)
Loss on Extinguishment of debt	—	—	(5,560,482)	—
Total other income/(expense)	(341,366)	(2,049,969)	(8,819,768)	(5,106,351)

Provision for income taxes	—	—	—	—

Net loss	$(9,886,045)	$(4,719,562)	$(22,029,577)	$(14,717,161)

Other Comprehensive Income (Loss)
Foreign currency translation loss	(1,277)	85,074	(47,179)	77,819

Total Comprehensive Income (Loss)	$(9,887,322)	$(4,634,488)	$(22,076,756)	$(14,639,342)

(Loss) per share - continuing operations
Basic and diluted	$(4.51)	$(3.55)	$(11.16)	$(11.39)

Weighted average number of common shares outstanding - continuing operations
Basic and diluted	2,191,532	1,306,820	1,973,198	1,284,832

Shares and per share amounts are reflective of the 1 for 40 reverse split that occurred on March 27, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

 Consolidated Statement of Changes in Deficiency in Stockholders’ Equity

For the Nine months ended September 30, 2025 and September 2024

(Unaudited)

			Series A		Series A-1		Series B		Series C			Accumulated		Total
	Common Stock		Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Additional Paid-In	Other Comprehensive	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	(Deficit)

Balances at December 31, 2023	1,108,252	$44,330	—	—	—	—	—	—	—	—	$127,701,710	$(16,583)	$(133,334,783)	$(5,605,326)

Note discount created from issuance of common stock and	5,000	200	—	—	—	—	—	—	—	—	107,800	—	—	108,000
Share based compensation	—	—	—	—	—	—	—	—	—	—	271,672	—	—	271,672
Adoption of ASU 2020-06			—	—	—	—	—	—	—	—	(2,191,103)	—	1,259,057	(932,046)
Issuance of warrants on convertible instruments		—	—	—	—	—	—	—	—	—	768,346	—	—	768,346
Conversion of notes payable to common stock	38,800	1,552	—	—	—	—	—	—	—	—	386,448	—	—	388,000
Issuance of common stock for services	7,500	300	—	—	—	—	—	—	—	—	176,700	—	—	177,000
Accumulated Comprehensive loss - Translation, net	—	—	—	—	—	—	—	—	—	—	—	(7,437)	—	(7,437)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,670,897)	(4,670,897)

Balances at March 31, 2024	1,159,552	46,382	—	—	—	—	—	—	—	—	127,221,573	(24,020)	(136,746,623)	(9,502,688)

Common stock issuable on convertible 18-month promissory note	23,125	925	—	—	—	—	—	—	—	—	295,075	—	—	296,000
Share based compensation	—	—	—	—	—	—	—	—	—	—	893,647	—	—	893,647
Issuance of warrants on convertible instruments		—	—	—	—	—	—	—	—	—	1,751,400	—	—	1,751,400
Conversion of notes payable to common stock	151,488	6,060	—	—	—	—	—	—	—	—	1,375,597	—	—	1,381,657
Issuance of common stock for services	13,000	520	—	—	—	—	—	—	—	—	152,150	—	—	152,670
Accumulated Comprehensive loss - Translation, net	—	—	—	—	—	—	—	—	—	—	—	182	—	182
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(5,326,702)	(5,326,703)

Balances at June 30, 2024	1,347,165	$53,887	—	$—	—	$—	—	$—	—	$—	$131,689,438	$(23,838)	$(142,073,325)	$(10,353,838)

Issuance of common stock for convertible note	7,500	300	—	—	—	—	—	—	—	—	134,700	—	—	135,000
Share based compensation	—	—	—	—	—	—	—	—	—	—	147,656	—	—	47,656
Issuance of warrants on convertible instruments		—	—	—	—	—	—	—	—	—	1,813,573	—	—	1,813,573
Conversion of notes payable to common stock	148,369	5,935	—	—	—	—	—	—	—	—	1,723,064	—	—	1,728,999
Issuance of common stock for services	27,730	1,109	—	—	—	—	—	—	—	—	333,916	—	—	85,074
Accumulated Comprehensive loss - Translation, net	—	—	—	—	—	—	—	—	—	—	—	85,074	—	85,074
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(4,719,563)	(4,719,563)

Balances at September 30, 2024	1,530,764	$61,231	—	$—	—	$—	—	$—	—	$—	$135,842,349	$61,236	$(146,792,889)	$(10,828,073)

Balances at December 31, 2024	1,669,835	$1,670	—	$—	—	$—	—	$—	—	$—	$137,114,578	$81,180	$(155,832,277)	$(18,634,849)

Share based compensation	—	—	—	—	—	—	—	—	—	—	105,762	—	—	105,762
Issuance of warrant for convertible note		—	—	—	—	—	—	—	—	—	497,405	—	—	497,405
Conversion of notes payable to common stock	224,541	224	—	—	—	—	—	—	—	—	1,665,730	—	—	1,665,954
Issuance of common stock for services	5,500	6	—	—	—	—	—	—	—	—	34,994	—	—	35,000
Accumulated Comprehensive loss - Translation, net	—	—	—	—	—	—	—	—	—	—	—	(47,070)	—	(47,070)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(3,650,451)	(3,650,451)

Balances at March 31, 2025	1,899,876	1,900	—	—	—	—	—	—	—	—	139,418,469	34,110	(159,482,728)	(20,028,249)

Share based compensation	—	—	—	—	—	—	—	—	—	—	53,859	—	—	53,859
Issuance of Preferred stock A	—	—	1,000	1	—	—	—	—	—	—	999	—	—	1,000
Issuance of Preferred stock A-1	—	—	—	—	650	1	—	—	—	—	649,999	—	—	650,000
Exchange of Notes Payable to Preferred Stock B	—	—	—	—	—	—	12,646	126	—	—	16,387,277	—	—	16,387,403
Issuance of Preferred stock C for acquisition of Water Rights	—	—	—	—	—	—	—	—	20,000	20	19,999,980	—	—	20,000,000
Issuance of warrants on convertible instruments	—	—	—	—	—	—	—	—	—	—	162,553	—	—	162,553
Accumulated Comprehensive loss - Translation, net	—	—	—	—	—	—	—	—	—	—	—	1,168	—	1,168
Dividends payable			—	—	—	—	—	—	—	—	—	—	(16,572)	(16,572)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(8,493,081)	(8,493,081)

Balances at June 30, 2025	1,899,876	$1,900	1,000	$1	650	$1	12,646	$126	20,000	$20	$176,673,136	$35,278	$(167,992,381)	$8,718,081

Share based compensation	—	—	—	—	—	—	—	—	—	—	7,639,949	—	—	7,639,949
Issuance of Preferred stock A-1	—	—	—	—	150	0	—	—	—	—	150,000	—	—	150,000
Conversion of Preferred stock B to common stock	113,259	113	—	—	—	—	(1,535)	(2)	—	—	(111)	—	—	—
Conversion of notes payable to common stock	359,496	359	—	—	—	—	—	—	—	—	455,932	—	—	456,291
Issuance of common stocks on convertible instruments	40,000	40	—	—	—	—	—	—	—	—	87,560	—	—	87600
Issuance of common stocks for service	10,000	10									18,984			18,994
Accumulated Comprehensive loss - Translation, net	—	—	—	—	—	—	—	—	—	—	—	(1,277)	—	(1,277)
Dividends payable			—	—	—	—	—	—	—	—	—	—	(406,041)	(406,041)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(9,886,045)	(9,886,045)

Balances at September 30, 2025	2,421,631	$2,422	1,000	$1	800	$0	11,111	$124	20,000	$20	$185,025,450	$34,001	$(178,284,467)	$6,777,552

Shares and per share amounts are reflective of the 1 for 40 reverse split that occurred on March 27, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statement of Cash Flows
For the Nine Months Ended September 30, 2025 and September 30, 2024
(Unaudited)

	2025	2024
Net loss	$(22,029,577)	$(14,717,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,053	405,322
Amortization of debt discount	1,679,336	2,730,854
ROU assets, net	(446)	(189)
Non-cash share-based compensation	7,946,217	2,085,671
Loss on extinguishment of debt	5,560,482	—
Changes in working capital items:
Accounts receivable, net	257,351	295,326
Inventory, net	37,735	911,033
Prepaid expenses and other current assets	(110,720)	(192,139)
Deposits	—	(403)
Accounts payable and accrued expenses	1,513,807	1,425,794
Accrued interest payable	1,206,965	672,427
Net cash used in operating activities	(3,828,797)	(6,383,464)

Cash flows from investing activities:
Capital expenditures	—	(3,235)
Net cash used in investing activities	—	(3,235)

Cash flows from financing activities:
Cash advance (repayment) from related party	—	9,000
Proceeds from issuance of debt	3,736,210	7,919,000
Proceeds from sale of preferred stock	800,000	—
Principal repayment of debt	(409,915)	(1,542,209)
Net cash provided by financing activities	4,126,295	6,385,791

Net cash effect of exchange rate changes on cash	(47,177)	77,819

Net change in cash and cash equivalents	250,321	76,909

Cash and cash equivalents, beginning of year	15,346	379,978

Cash and cash equivalents, end of period	$265,667	$456,887

Supplemental disclosure of cash flow information:
Cash paid for Interest	$132,777	$479,463

Supplemental disclosure of non-cash investing and financing activities
Notes payable and accrued interest converted to common stock (224,541 shares in 2025 & 171,536 shares in 2024,)	1,879,138	1,769,656

Non-cash debt discount in the form of issuance of equity instruments in conjunction with convertible notes	192,252	2,815,743

Series-B Convertible Preferred Stock Issued 126,557 Shares exchanged for $12,670,435 notes payable and accrued interest	$16,233,856	—

Series-C Convertible Preferred Stock Issued 20,000 Shares exchanged for Water Rights	$20,000,000	—

Shares and per share amounts are reflective of the 1 for 40 reverse split that occurred on March 27, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

Splash Beverage Group, Inc. (the “Company”, “Splash”) seeks to identify, acquire, and build early stage or under-valued beverage brands that have strong growth potential within its distribution system. Splash’s distribution system is comprehensive in the US and is also seeking to expand to select attractive international markets. Through its division Qplash, Splash’s distribution reach includes e-commerce access to both business-to-business (B2B) and business-to-consumer (B2C) customers. Prior to pausing its operations in February 2025, Qplash marketed well known beverage brands to customers throughout the US that prefer delivery direct to their office, facilities, and or homes.

On March 27, 2025, the Company implemented a 1.0 for 40.0 reverse stock split. All common stock shares stated herein have been adjusted to reflect the split. The purpose of this reverse split was to maintain the company’s listing on the NYSE American.

In June 2025 the Company acquired water extraction rights to an aquifer located in Costa Rica, which assets are referred to herein as the “Water Assets.” Subject to accessing the necessary capital and infrastructure, the Company’s business plan for the Water Assets envisions the extraction, bottling and sale of high quality drinking water. As of September 30, 2025, the Company has received a purchase order from a customer in the United Arab Emirates. The Company needs to raise approximately $4,000,000 in order to bottle, package, and ship this order.

Beginning in February, 2025, the Company temporarily suspended its operations due to its lack of adequate capital to acquire inventory and otherwise maintain its business operations. The Company intends to re-commence certain operations and to establish new operations upon its receipt of sufficient capital and determining appropriate updates to its strategy and business plan. Subject to receiving sufficient capital, the Company intends to focus its efforts on distribution of the Chispo brand tequila, establishing and growing material operations through the sale of water extracted from the Water Assets, and re-launching its Qplash platform primarily to provide an online supplement to sales of these products. Subject to receipt of at least $20 million, the Company intends to secure a facility to extract water from the Water Assets in greater quantities and other strategic relationships to allow for additional revenue generation from thus business venture and expansion of sales and brand recognition.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2025 or December 31, 2024.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At September 30, 2025 the Company had $15,667 in excess of the federally insured limits. and December 31, 2024, the Company’s cash on deposit with financial institutions had not exceeded federally insured limits of $250,000.

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

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at September 30, 2025 and December 31, 2024 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. The Company establish provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $621,516 at September 30, 2025 and December 31, 2024.

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

Depreciation expense totaled $37,017 and $37,017 for the three months ended September 30, 2025 and September 30, 2024, respectively. For the nine months ended September 30, 2025 and September 30, 2024, depreciation expense totaled $111,053 and $111,246, respectively. Property and equipment as of September 30, 2025 and December 31, 2024 consisted of the following:

	2025	2024
Auto	45,420	45,420
Machinery & equipment	1,165,313	1,165,313
Buildings	233,323	233,323
Leasehold improvements	723,638	723,638
Computer Software	5,979	5,979
Office furniture & equipment	7,657	7,657
Total cost	2,181,330	2,181,330
Accumulated depreciation	(2,087,574)	(1,976,522)
Property, plant & equipment, net	93,756	204,808

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

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

The liabilities and indebtedness presented on the condensed consolidated financial statements approximate fair values at September 30, 2025 and December 31, 2024, consistent with recent negotiations of notes payable and due to the short duration of maturities and market rates of interest.

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at September 30, 2025 and December 31, 2024.

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

Net income/(loss) per common shares:	3 months ended September 30, 2025	9 months ended September 30, 2025
Net income/(loss)	$(9,887,332)	$(22,076,756)
Dividends on Series A-1 and B preferred stock	$(406,041)	$(422,613)
Weighted-average shares outstanding	2,191,532	1,973,198
Net loss per common share	$(4.51)	$(11.16)

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Advertising

The Company conducts advertising for the promotion of its products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. The Company recorded advertising expense of $8,833 and $216,359 for the three months ended September 30, 2025 and 2024, respectively. The Company recorded advertising expense of $49,554 and $403,610 for the nine months ended September 30, 2025 and 2024, respectively.

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

On June 25, 2025, the Company acquired water concession rights and related permits in Garabito, Puntarenas, Costa Rica, as part of the Utopia asset acquisition. The concession grants the legal right to extract up to 0.81 liters per second from the approved aquifer, with renewals available every ten years, contingent on approval by regulatory agencies in Costa Rica. Management expects the concession to be renewed for at least 100 years. The water rights are classified as indefinite-lived intangible assets under ASC 350 and are not amortized. Indefinite-lived intangible assets are tested for impairment annually or more frequently if indicators of impairment are present. As of September 30, 2025, the carrying amount of the water rights was $20.0 million, and no impairment was recorded.

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

Foreign Currency Gains/Losses

Foreign Currency Gains/Losses — foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. Gains or losses from these translation adjustments are included in the condensed consolidated statement of operations and other comprehensive loss as foreign currency translation gains or losses. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances, are included in foreign currency translation in the condensed consolidated statement of operations and comprehensive loss. The Company incurred foreign currency translation net loss of $1,277 and net gain of $85,074 for the three months ending September 30, 2025 and 2024 respectively and net loss of $47,179 and net gain of $77,819 for the nine months ending September 30, 2025 and 2024 respectively.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Liquidity, Capital Resources and Going Concern Considerations

The Company’s consolidated financial statements have been prepared on the basis of US GAAP for a going concern, on the premise that the Company is able to meet its obligations as they come due in the normal course of business. The Company historically has incurred significant losses and negative cash flows from operation since inception and had net-loss of approximately $10.0 million for three-month period ended September 30, 2025 and accumulated deficit of approximately $178.3 million through September 30, 2025. During the nine-month period ended September 30, 2025, the Company’s net cash used in operating activities totaled approximately $3.7 million. Additionally, the Company’s current liabilities exceed its current assets, and it has a working capital deficit. To date the Company has generated cash flows from issuances of equity and indebtedness.

The Company received approximately $3.7 million from the issuance of debt and $0.8 million from sale of preferred stock and warrants for the nine months ending September 30, 2025.

Management’s plans in regard to these matters include actions to sustain the Company’s operations, such as seeking additional funding to meet its obligations and implement its business plan. The Company has issued preferred stock as part of its strategy to regain compliance with the NYSE American listing standards and reduce debt. These preferred shares, specifically Series B 12% convertible preferred stock, were issued in exchange for promissory notes. The preferred stock offers a 12% cumulative dividend and potential conversion to common stock, subject to shareholder approval and an increase in authorized common stock. In June 2025, the Company exchanged approximately $12.67 million outstanding promissory notes and accrued interest for 126,710 shares of Series B Preferred Stock. By converting debt into equity, the Company enhanced its balance sheet, reduced interest expense, and improved its shareholder equity position in furtherance of its goal of complying with exchange requirements.

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

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	September 30, 2025	December 31, 2024
Notes Payable and Convertible Notes Payable

In December 2020, the Company entered into a 56- month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% through November 2022 and 4.00% through September 2025 of the previous month’s revenue. Note is due September 2025. Note is guaranteed by a related party see note 6.	17%	$188,839	$195,927

In April 2021, the Company entered into two six-month loans in the amount of $84,000 each. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was exchanged to Series B Preferred stock in June 2025.	7%	—	168,000

In May 2021, the Company entered into a six-month loan with an individual in the amount of $50,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was exchanged to Series B Preferred stock in June 2025.	7%	—	50,000

In May 2021, the Company entered into a six-month loan with an individual in the amount of $10,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to October 31, 2024. The note was in default.	7%	10,000	10,000

In August 2022, the Company entered into a 56-months auto loan in the amount of $45,420.	2.35%	16,001	23,372

In December 2022, the Company entered into various eighteen-month loans with individuals totaling $4,000,000. The notes included 100% warrant coverage. The loans mature in June 2024 with principal and interest due at maturity with conversion price of $40.00 per share. The loans were exchanged to Series B Preferred stock in June 2025.	12%	—	2,600,000

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $1,000,000. The notes included 100% warrant coverage. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	1,000,000

In May 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $800,000. The notes included 50% warrant coverage. The loans mature in November 2024 with principal and interest due at maturity with conversion price of $40.00 per share. The loans were exchanged to Series B Preferred stock in June 2025.	12%	—	800,000

In June 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $350,000. The notes included 50% warrant coverage. The loans mature in December 2024 with principal and interest due at maturity with conversion price of $40.00 per share. The loans were exchanged to Series B Preferred stock in June 2025.	12%	—	100,000

In July 2023, the Company entered into a twelve-month loan with an individual in the amount of $100,000. The note included 50% warrant coverage. The loan matures in January 2025 with principal and interest due at maturity with conversion price of $40.00 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	100,000

In August 2023, the Company entered into a twelve-month loan with an individual in the amount of $300,000. The convertible note included the issuance of 150,000 shares of common stocks. The loan matures in August 2024 with principal and interest due at maturity with conversion price of $34.00 per share and is non-interest bearing.	—%	43,000	43,000

In October 2023, the Company entered into a three-month loan with an individual in the amount of $500,000. The loan matures in January 2024 with principal and interest due at maturity. The loan was extended to June 2025. The loan is in default.	10%	500,000	500,000

In October 2023, the Company entered into a loan with an individual in the amount of $130,000. The loan requires payment of 17% of daily Shopify sales.	—%	58,612	66,278

In October 2023, the Company entered into a eighteen-month loan with individuals totaling in the amount of $1,250,000. The note included 100% warrant coverage. The loan matures in April 2025 with principal and interest due at maturity with conversion price of $40.00 per share. The loan was fully converted to common stock in January 2025	12%	—	1,143,449

In January 2024, the Company entered into a 18-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan had a maturity of July 2025 with principal and interest due at maturity with conversion price of $20.00 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	250,000

In February 2024, the Company entered into a 18-month loan with an individual in the amount of $150,000. The note included 100% warrant coverage. The loan had a maturity of August 2025 with principal and interest due at maturity with conversion price of $16.00 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	150,000

In February 2024, the Company entered into a 6-month loan with an individual in the amount of $315,000. The note included 60% warrant coverage. The loan had a maturity of August 2024 with principal and interest due at maturity with conversion price of $15.20 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	315,000

In February 2024, the Company entered into a 18-month loan with an entity in the amount of $250,000. The note included 100% warrant coverage. The loan matures in August 2025 with principal and interest due at maturity with conversion price of $18.40 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	250,000

In April 2024, the Company entered into a commercial financing agreement in the amount of $815,000 and will be paid weekly until the loan is paid in full. The loan is in default.	—%	351,335	357,127

In May 2024, the Company entered into an eighteen-month loan with individuals totaling in the amount of $1,850,000. The note included warrant coverage. The loan matures in November 2026 with principal and interest due at maturity with conversion price of $16.00 per share. The loan was exchanged to Series B Preferred stock in June 2025	—%	—	1,850,000

In June 2024, the Company entered into a revenue purchase agreement in the amount of $250,000. 4% of revenue will be paid weekly until the loan is paid in full. The loan is in default .	—%	46,459	181,341

In July 2024, the Company entered into a revenue purchase agreement in the amount of $178,250. The loan matures in April 2025. The loan was fully converted to Common Stock in January 2025.	22%	—	91,999

In July 2024, the Company entered into a revenue purchase agreement in the amount of $120,750. The loan matures in May 30, 2025. The loan was fully converted to Common Stock in January 2025	22%	—	120,750

In August 2024, the Company entered into a 5-year loan with individuals totaling in the amount of $500,000. The loan matures in September 2029 with principal and interest due at maturity with conversion price of $14.00 per share. The loans were exchanged to Series B Preferred stock in June 2025.	9%	—	500,000

In August 2024, the Company entered into a eighteen-month loan with individuals totaling in the amount of $1,400,000. The loan matures in February 2026 with principal and interest due at maturity with conversion price of $0.38 per share. $800,000 was exchanged to Preferred stock in June 2025.	12%	—	1,400,000

In August 2024, the Company entered into a eighteen-month loan with individuals totaling in the amount of $100,000. The loan matures in September 2025 with principal and interest due at maturity with conversion price of $15.20 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	100,000

In September 2024, the Company entered into a merchant cash advance agreement in the amount of $325,000 to be paid weekly until the loan is paid in full. The loan is in default .	—%	45,861	82,261

In September 2024, the Company entered into an agreement with individuals totaling in the amount of $590,000. There is no stated maturity, the proceeds of which are to be used for a future acquisition. $290,000 was exchanged to Series B Preferred stock in June 2025	—%	300,000	590,000

In October 2024, the Company entered into an agreement with individuals totaling in the amount of $950,000. There is no stated maturity, the proceeds of which are to be used for a future acquisition.	—%	950,000	950,000

In November 2024, the Company entered into a merchant cash advance agreement in the amount of $340,000 to be paid weekly until the loan is paid in full. The loan is in default.	—%	291,713	311,713

In December 2024, the Company entered into a merchant cash advance agreement in the amount of $111,300 to be paid weekly until the loan is paid in full. The loan was fully converted to Common Stock.	—%	—	111,300

In December 2024, the Company entered into a twelve-month loan with an individual in the amount of $225,000 . The loan matures in December 2025 with principal and interest due at maturity.	12%	225,000	225,000

In January 2025, the Company entered into a 12-month loan with individuals in the amount of $350,000. The note included 100% warrant coverage. The loan had a maturity of January 2026 with principal and interest due at maturity with conversion price of $10.00 per share. The loans of $150,000 were exchanged to Series B Preferred stock in June 2025.	12%	200,000	—

In January 2025, the Company entered into a 18-month loan with individuals in the amount of $225,000. The note included 100% warrant coverage. The loan had a maturity of June 2026 with principal and interest due at maturity with conversion price of $10.00 per share. The loans were exchanged to Series B Preferred stock in June 2025.	12%	—	—

In January 2025, the Company entered into a convertible promissory note in the amount of $156,000. The loan had a maturity of November 2025 with principal and interest due at maturity. The loan was converted to common stock.	8%	—	—

In January 2025, the Company entered into a promissory note in the amount of $150,650. The loan had a maturity of November 2025 with 1st payment in July 2025. The loan was converted to common stock.	22%	—	—

In April 2025, the Company entered into a senior convertible note in the amount of $200,000 with conversion price of $1.25 per share. The loan had a maturity of April 2030 with 125,000 5-year warrants exercisable at $2.00, and 83,334 5-year warrants exercisable into common stock at $3.00	15%	200,000	—

In July 2025, the Company entered into a convertible promissory note in the amount of $30,000.		30,000	—

In August 2025, the Company entered into a convertible promissory note with individuals totaling in the amount of $241,280. The loan had a maturity of May 2026 with principal and interest due at maturity.	22%	241,280	—

In August 2025, the Company entered into a convertible promissory note in the amount of $183,280. The loan had a maturity of June 2026 with principal and interest due at maturity.	22%	183,280	—

In September 2025, the Company entered into a twelve-month loan with individuals totaling in the amount of $2,200,000. The loan matures in September 2026 with principal and interest due at maturity with conversion price lower of $1.75 and $0.01 above the closing price on the date of conversion.	0%	2,200,000	—

	Total notes payable	$6,081,380	$14,635,517

	Less notes discount	(192,252)	(3,031,917)
	Less current portion	(5,830,998)	(9,632,505)

	Long-term notes payable	$58,130	$1,971,095

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

Interest expense on notes payable was $315,794 and $877,772 for the three months ended September 30, 2025 and 2024, respectively. Interest expense on notes payable was $1,578,186 and $2,026,523 for the nine months ended September 30, 2025 and 2024, respectively. Accrued interest amounted to $2,165,697 as of September 30, 2025.

The Company recognized approximately $25,653 and approximately $1,125,409 of interest expense attributable to the amortization of the debt discount during the three months ended September 30, 2025 and 2024, respectively. The Company recognized approximately $1,679,336 and approximately $2,730,857 of interest expense attributable to the amortization of the debt discount during the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, and December 31, 2024, the balance of the unamortized debt discount was $192,254 and $3,677,143 respectively.

	Interest Rate	September 30, 2025	December 31, 2024
Shareholder Notes Payable

In February 2023, we entered into a loan with an individual in the amount of $200,000. The annual interest rate is 12%. The loan was exchanged for preferred stock in June 2025.	12%	—	200,000

	Less current portion	(0)	(200,000)

	Long-term notes payable	$—	$—

Interest expense on related party notes payable was $0 and $6,000 for the three months ended September 30, 2025 and 2024, respectively. Interest expense on related party notes payable was $0 and $12,000 for the nine months ended September 30, 2025 and 2024, respectively. The Company’s effective interest rate was 26.33% for the nine months ended September 30, 2025.

As of September 30, 2025, the Company’s convertible note balances are convertible into 6,126,419 shares of common stock

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

In connection with the Copa di Vino APA, the Company acquired the license to certain patents from 1/4 Vin SARL (“1/4 Vin”) for the packaging that Copa di Vino goes into. On February 16, 2018, Copa di Vino entered into three separate license agreements with 1/4 Vin. 1/4 Vin has the right to license certain patents and patent applications relating to inventions, systems, and methods used in the Company’s manufacturing process. In exchange for notes payable, 1/4 Vin granted the Company a nonexclusive, royalty-bearing, non-assignable, nontransferable, terminable license which would continue until the subject equipment is no longer in service or the patents expire.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 5– Stockholders’ Equity

Common Stock

On March 27, 2025, the Company implemented a 1.0 for 40.0 reverse stock split. The reverse stock split was authorized by the Company’s Board of Directors on March 14, 2025. All numbers of shares of common stock have been adjusted to reflect the split. The purpose of this reverse split was to ensure that the Company could meet the per share price requirements of the NYSE American.

During the nine-months September 30, 2025, we issued 55,500 shares valued at $141,595 in exchange for services, 586,037 shares for conversion of notes payable and accrued interest totaling $2,122,244.

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

Voting Rights

●	Series A carries 25,000 votes per share but is limited solely to voting on the authorization of additional shares. It has no other voting rights. Series A is redeemable. Series A shares are held solely by Robert Nistico, Director, a related party.
●	Series A-1 carries 180 votes per share.
●	Series B and Series C do not carry any voting rights.

Dividends

●	Series A does not accrue dividends.
●	Series A-1 and Series B carry a fixed 12% annual dividend, payable quarterly in arrears, in either cash or payment-in-kind (PIK) at the Company’s discretion. These dividends are mandatory and take priority over any dividends on common stock, regardless of whether common stock dividends are declared.
●	Series C does not accrue dividends.

Conversion into Common Stock

●	Series A is not convertible.
●	Series A-1 is convertible into common stock at 80% of the VWAP, subject to a floor of $1.25 and a ceiling of $4.00. A-1 is convertible into a range of 262,500 to 840,000 common shares.
●	Series B is also convertible at 80% of the VWAP, with a floor of $1.25 and a ceiling of $6.00,and is convertible into a range of 2,118,333 to 10,168,000 common shares.
●	Series C is convertible at a fixed price of $3.00, resulting in the potential issuance of 6,666,667 common shares upon conversion.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 5 – Stockholders’ Equity, continued

Redemption – at the sole discretion of the Company.

●	Series A is redeemable by the Company.
●	Series A-1 and Series B are redeemable by the Company after two years from the date of issuance, for $1,050,000 and $12,700,000, respectively.
●	Series C is not redeemable.

Seniority

●	Series B is the most senior class (Seniority Level 1).
●	Series A-1 ranks junior to Series B (Seniority Level 2).
●	Series C is the most junior class (Seniority Level 3).
●	Series A is a governance-related instrument and does not participate in liquidation or dividend preferences.

In May - October 2025, the Company issued 1,050 shares of Series A-1 Preferred Stock in exchange for approximately $1,050,000, of which 150 shares were issued during July 2025 in exchange for $150,000. Series A-1 shares are convertible into common stock, subject to shareholder approval. Investors of A-1 Shares also received 262,500 1-year A Warrants exercisable into common stock at 80% of 5-day VWAP, and 262,500 5-year B Warrants exercisable into common stock at $4.00.

In June 2025, the Company issued 1,000 shares of Preferred A Stock to Robert Nistico, Director, a related party. Preferred A is super voting preferred, not convertible into common stock. Mr. Nistico is the sole holder of Preferred A.

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

During August 2025, 1,535 shares of Preferred-B were converted into 113,295 shares of common stock.

Stock Plan

2020 Plan adjusted for the 1 for 40 reverse split.

In July 2020, the Board adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights, Performance Units and Performance Bonuses to consultants and eligible recipients. The total number of shares that may be issued under the 2020 plan was 152,383 as of September 30, 2025.

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

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 5 – Stockholders’ Equity, continued

The following is a summary of the Company’s stock option activity:

Options	2025		2024
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance - January 1*	216,212	$29.60	106,475	$45.20

Granted	15,000	6.04	15,750	23.60
Exercises	—	—	—	—
Cancelled	12,500	13.20	—	—

Balance – March 31,	218,712	$28.78	122,225	$42.40

Granted	—	—	96,375	13.20
Exercises	—	—	—	—
Cancelled	—	—	—	—

Balance – June 30,	218,712	28.78	218,600	$29.60

Granted	—	—	—	—
Exercises	—	—	—	—
Cancelled	4,458	13.20	—	—

Balance – September 30,	214,254	$29.13	218,600	$29.60

Exercisable – September 30,	190,494	$31.08	171,379	$32.80

The fair value of stock options granted in 2025 has been measured at $90,531 using the Black-Scholes option pricing model with the following assumptions: exercise price $6.0, expected life 10 years, expected volatility 254%, expected dividends 0%, risk free rate 4.00%.

During the three-month period ended September 30, 2025 and September 30, 2024, the Company did not grant any options to employees under the 2020 plan. During the nine-month period ended September 30, 2025 and September 30, 2024, stock-based compensation was recorded $250,027 and $112,125 respectively. The remaining unamortized stock-based compensation as of September 30,2025 was $201,822.

On July 31, 2025, the Board of Directors approved the issuance of 5,150,000 warrants to directors, officers, and employees with an exercise price of $0.80 per share and a ten-year term. The awards included grants to directors, the President, the Chief Financial Officer, and certain employees, with vesting terms consistent with the award agreements. All warrants are fully vested except those issued to directors and the former Chief Executive Officer, whose 750,000-warrant award remains subject to performance and continued service vesting conditions. For the three months ended September 30, 2025, the Company recorded stock-based compensation expense of $7,549,543, measured using the Black-Scholes option pricing model with the following assumptions: exercise price $0.80, expected life 5 years, expected volatility 254%, expected dividends 0%, risk free rate 4.37%.

Common Stock Issuable, Liability to Issue Stock and Shareholder Advances

The shareholder advances in the amount of $0.2 million were exchanged to 2,444 shares of Preferred Stock B in June 2025.

Note 6 – Related Parties

During the normal course of business, the Company incurred expenses related to services provided by the former CEO or Company expenses paid by the former CEO, resulting in related party payables. In conjunction with the acquisition of Copa di Vino, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Note Payable to Decathlon with a balance of $2,183,504 at September 30, 2025 and $1,995,950 at December 31, 2024.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 6 – Related Parties, continued

On April 2024, the Company also entered into a Merchant Cash Advance Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Cobalt Funding Solutions (the “Lender”). The Loan and Security Agreement provided a loan of $815,000, with the gross and interest amount of $326,028 with the Lender (the “Credit Facility”). There was $372,335 outstanding under this agreement as of September 30, 2025.

On September 2024 and November 2024 the Company also entered into a Merchant Cash Advance Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and with Timeless Funding LLC (the “Lender”). The Loan and Security Agreement provided a loan of $325,000 and $340,000, with the gross and interest amount of $172,250 and $173,400 respectively with the Lender (the “Credit Facility”). There was $497,188 and $311,713 respectively outstanding under this agreement as of September 30, 2025.

There were related party advances from our Director, Robert Nistico, in the amount of approximately $0.4 million outstanding as of September 30, 2025 and approximately $0.4 million as of December 31, 2024. Mr. Nistico has asserted that interest is owed on these advances; however, the Company and Mr. Nistico have not yet reached agreement on the applicable interest rate or the amount of any interest that may be due, and the balances noted above do not include any interest.

In June 2025, the Company issued 1,000 shares of Preferred A Stock to Robert Nistico, Director, a related party. Preferred A is super voting preferred, not convertible into common stock. Mr. Nistico is the sole holder of Preferred A

In September 2025, the Board of Directors approved the prepayment of approximately $146,000 representing ninety (90) days of compensation for the Company’s Chief Financial Officer and Controller, authorized by unanimous written consent of independent directors. Following the Chief Financial Officer’s resignation, the unearned portion of the prepayment was offset against the CFO’s accrued and unused vacation balance, resulting in a remaining net amount of approximately $8,000 payable to the CFO. The remaining prepaid balance is reflected in “Prepaid Expenses” as of September 30, 2025.

On July 31, 2025 as subsequently modified, the Company’s Board of Directors granted 750,000 five-year Warrants to each director, exercisable at $0.80 per share. In addition, our President received a grant of 750,000 Warrants and our Chief Financial Officer received a grant of 1,000,000 Warrants with identical terms. We also granted certain employees a total of 400,000 Warrants with identical terms other than vesting. All warrants are fully vested except those granted to our Directors and Former Chief Executive Officer, Robert Nistico. Mr. Nistico’s 750,000 will vest only upon achievement of defined performance and continued service objectives.

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

SALT Tequila was not produced or sold by the company during the quarter. It’s unlikely the Company will continue selling SALT in the future.

Note 8 –Leases

The Company has various operating lease agreements primarily related to real estate and office. The Company’s real estate leases represent a majority of the lease liability. Lease payments are mainly fixed. Any variable lease payments, including utilities, common area maintenance are expensed during the period incurred. Variable lease costs were immaterial for the quarter ended September 30, 2025 and 2024. A majority of the real estate leases include options to extend the lease. Management reviews all options to extend at the inception of the lease and account for these options when they are reasonably certain of being exercised.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 8 –Leases, continued

Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on the Company’s condensed consolidated statement of operations and comprehensive loss. Operating lease cost was $207,526 and $273,631 during the period ended September 30, 2025 and 2024, respectively.

The following table sets forth the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet at September 30, 2025

Undiscounted Future Minimum Lease Payments	Operating Lease

2025 (three months remaining)	80,512
2026	52,703
2027	2,976
Total	136,191
Amount representing imputed interest	(3,564)
Total operating lease liability	132,627
Current portion of operating lease liability	120,942
Operating lease liability, non-current	$11,685

The table below presents lease-related terms and discount rates at September 30, 2025:

Remaining term on leases	1 to 18 months
Incremental borrowing rate	5.0% To 9%

Note 9 – Segment Reporting

The Company has two reportable segments: (1) the manufacture and distribution of non-alcoholic and alcoholic brand beverages, and (2) the e-commerce sale of beverages. These segments are managed separately and each segment’s major customers have different characteristics. Segment Reporting is evaluated by our Chief Executive Officer and Chief Financial Officer.

Note: The Copa di Vino business is included in our Splash Beverage segment.

	3 months ended		9 months ended
Revenue, net	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Splash Beverage	—	886,865	379,260	3,110,552
E-Commerce	—	94,994	59,012	458,769

Net Revenue	—	981,859	438,272	3,569,321

	3 months ended		9 months ended
Segment Operating loss:	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Splash Beverage	(9,290,206)	(1,719,038)	(12,429,465)	(8,649,939)
E-Commerce	(254,473)	(950,555)	(780,344)	(960,871)

Total Contribution after marketing	(9,544,679)	(2,669,593)	(13,209,809)	(9,610,810)

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 9 – Segment Reporting, continued

	3 months ended		9 months ended
Reconciliation of segment loss to corporate loss:	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Other income/expense	4,300	(35)	2,455	(1,937)
Amortization of debt discount	(25,653)	(830,200)	(1,679,336)	(2,730,854)
Interest income and expense	(320,013)	(889,734)	(1,582,405)	(2,043,560)
Legal reserve		(300,000)		(300,000)
Loss on Extinguishment of debt	—	—	(5,560,482)	—

Loss from continuing operations	(9,886,045)	(4,719,562)	(22,029,577)	(14,717,161)

Total assets	September 30, 2025	December 31, 2024
Splash Beverage Group	22,461,358	2,610,207
E-Commerce	27,939	148,978

Total assets	$22,489,297	$2,759,185

Note 10 – Commitment and Contingencies

The Company is a party to certain claims and are subject to regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the outcome, if any, arising out of any such matter will have a material adverse effect on its business, financial condition or results of operations.

On June 5, 2024, the Company received notification from the NYSE American indicating that it is not in compliance with the NYSE American’s continued listing standards under Section 1003(a)(iii) of the NYSE American Company Guide (the “Company Guide”), requiring a listed company to have stockholders’ equity of $6 million or more if the listed company has reported losses from continuing operations and/or net losses in its five most recent fiscal years. As disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2025, on July 28, 2025, the Company received two letters from the NYSE Regulation confirming that the Company has regained compliance with the continued listing standards of the NYSE American LLC (“NYSE American”).

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

Note 11 – Subsequent Events

In October 2025, the Company issued 250 shares of Series A-1 Preferred Stock in exchange for $250,000. The October issuance is convertible into 62,500 – 200,000 shares of common stock. Investors of A-1 Shares also received 62,500 1-year A Warrants exercisable into common stock at 80% of 5-day VWAP, and 62,500 5-year B Warrants exercisable into common stock at $4.00. All outstanding A-1 shares (1,050) are convertible into 262,500 – 840,000 shares of common stock.

On October 31, 2025, the Company held its Annual Meeting of Stockholders. At the meeting, stockholders elected Robert Nistico, Frederick William Caple, Thomas Fore, and Justin Yorke to serve as directors until the next annual meeting and until their successors are duly elected and qualified. Stockholders also ratified the appointment of Rose, Snyder & Jacobs LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025; approved, in accordance with NYSE American Company Guide Section 713, the issuance of shares of common stock in excess of 19.99% of the Company’s outstanding common stock pursuant to outstanding convertible preferred stock, warrants, and convertible promissory notes; approved, in accordance with Section 713, the issuance of shares of common stock pursuant to the September 19, 2025 Securities Purchase Agreement with C/M Capital Master Fund, LP (the “ELOC Agreement”); and approved the Company’s 2025 Equity Incentive Plan. The proposal to increase the Company’s authorized common stock to 400,000,000 shares was adjourned on October and November 14, 2025 and will be considered at the adjourned meeting scheduled for December 10, 2025. Stockholders also approved the potential adjournment of the meeting to permit additional proxy solicitation if necessary. Accordingly, Items 1 through 5 and Item 7 were approved, and Item 6 was adjourned for further consideration.

On October 31, 2025, the Chief Executive Officer, Robert Nistico, provided notice of resignation, effective November 14, 2025. Mr. Nistico will continue to serve as a Director.

On November 10, 2025, the Chief Financial Officer provided notice of resignation, effective November 30, 2025.

On November 12, 2025, the Company borrowed $500,000 from two accredited investors and issued senior promissory notes with a combined original principal amount of $588,235.30, reflecting a 15% original issue discount. The notes mature on February 12, 2026, accrue interest at 6% starting 30 days after issuance, and include customary default provisions. The notes also permit the holders, at their discretion, to apply outstanding principal, accrued interest, and any Company securities they hold as consideration for participation in future equity, equity-linked, or debt financings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Such forward-looking statements include those statements which express plans, anticipation, intent, contingency, goals, targets or future development and/or otherwise are not statements of historical fact, including expectations relating to our plans with respect to our legacy businesses and consideration of strategic alternatives and our ability to raise the necessary working capital, statements concerning our need for and intended efforts to raise capital and the timing and intended use of proceeds in connection therewith , and the development and commercialization of beverages and other business ventures and the potential qualities and success of such products and operations. Forward-looking statements can generally be identified by the use of words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “should,” “would,” “intend,” “seem,” “potential,” “appear,” “continue,” “future,” believe,” “estimate,” “forecast,” “project” and other words of similar meaning, although not all forward-looking statements contain these identifying words. In particular, these forward-looking statements include, among others, statements about our intended use of proceeds, the development and commercialization of beverages and their potential qualities and success.

These statements are based on our current expectations and projections and involve estimates, assumptions, risks and uncertainties that could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed herein and in the other documents we file with the SEC. Important factors that could cause actual results to differ from those in the forward-looking statements include the risks and uncertainties arising from our need for additional capital to continue and expand our operations, our ability to raise the capital needed on favorable terms or at all, our ability to meet regulatory requirements including the rules of the NYSE American and maintain the listing of our common stock on the NYSE American, our ability to meet our debt obligations and the negative financial and operational consequences of failing to do so, the impact of the United States and global economies including the weakening jobs market in the United States, potential inflation, future interest rates, United States tariff policy, our ability to pursue and execute on our business plan and the risks and challenges we will face in such endeavors, challenges in protecting and maintaining intellectual property rights including under existing agreements, the intense competition we face in our industry, and if we pursue any strategic alternatives the many risks we may encounter in evaluating any such alternatives and consummating any transaction. We also refer you to the Risk Factors referred to under “Item 1A – Risk Factors” herein, and in the other documents we file with the SEC for both an expanded discussion of the risks and uncertainties described above and additional risks and uncertainties that could cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements. However, factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.

Unless the context otherwise requires, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our,” or the “Company” refer to Splash Beverage Group, Inc. and its subsidiaries.

The following discussion and analysis should be read in conjunction with the condensed financial statements (unaudited) and notes to condensed financial statements (unaudited) filed herewith.

Business Overview

Splash Beverage Group, Inc. (the “Company” or “Splash”) seeks to identify, acquire, and build early stage or under-valued beverage brands that have strong growth potential within its distribution system. The Company is seeking to manage brands across viable growth segments within the consumer beverage industry. Splash has built organizational capabilities and an infrastructure enabling it to incubate and/or acquire brands with the intention of efficiently accelerating them to higher volume and sales revenue.

We have not generated any revenue since March 2025 due to our lack of capital. However, following the private placement offering in September 2025 in which we sold secured promissory notes, referred to herein as “Notes,” for total gross proceeds of $2,000,000 and entered into an equity line of credit agreement which subject to certain conditions including registering the shares on a registration statement will allow us to access additional capital, we plan to access and deploy such capital to re-commence certain of our operations and to establish new operations as described below.

We believe the distribution landscape in the beverage industry is changing rapidly as tech-enabled e-commerce business models are thriving. Direct to consumer, office or home solutions are projected to continue to gain traction in the future. Recognizing this opportunity Splash continues to shape its operating model to be vertically integrated with our e-commerce platform, Qplash, which business model envisions purchasing local and regional brands for developing a direct line of sales to boutique retail stores and consumers.

Splash’s alcoholic beverage operations are currently focused on obtaining inventory for the sale of Chispo tequila in the U.S. and certain international markets, which is subject to the Company obtaining necessary capital of at least $500,000.

In June 2025 the Company acquired water extraction rights to an aquifer located in Costa Rica, which we refer to herein as the “Water Assets.” Subject to accessing the necessary capital and infrastructure, our business plan for the Water Assets envisions the extraction, bottling and sale of high quality drinking water. As of the date hereof, we have received a purchase order from a customer in the United Arab Emirates. We need to raise approximately $4,000,000 in order to bottle, package, and ship this order.

Because of our lack of revenue and the amount of capital we acquire to begin to generate revenue for each of our beverage businesses, we have begun looking at strategic alternatives where we may make an acquisition of assets or a business that presents value for our stockholders. As of the date of this report, we have not reached any understandings with respect to any business opportunity, and we may not do so. Any future acquisition of an unrelated business will likely require us to raise capital to support its operations even if we only issue equity securities to the seller. In addition, we are engaged in preliminary discussions with respect to acquiring a majority interest in a beverage product.

Recent Developments

In May – October 2025, the Company issued 1,050 shares of Series A-1 Preferred Stock in exchange for approximately $1,050,000. Series A-1 shares are convertible into common stock, subject to shareholder approval, and further discussed in Note 5. Investors of A-1 Shares also received 262,500 1-year A Warrants exercisable into common stock at 80% of 5-day VWAP, and 262,500 5-year B Warrants exercisable into common stock at $4.00. The accounting treatment of this transaction is subject to further review and may be adjusted in the future.

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

In August 2025, the Company issued three notes for a total of $424,560.

On July 31, 2025 as subsequently modified, the Company’s Board of Directors granted 750,000 five-year Warrants to each director, exercisable at $0.80 per share. In addition, our President received a grant of 750,000 Warrants and our Chief Financial Officer received a grant of 1,000,000 Warrants with identical terms. We also granted certain employees a total of 400,000 Warrants with identical terms other than vesting. Generally, all warrants vested except those granted to our Chief Executive Officer are fully vested; for the Chief Executive Officer, one-third will only vested upon meeting a performance target and the other two-thirds vest in 500,000 share increments quarterly over a two-year period. As of the date of this Report, 500,000 warrants are vested.

In September 2025 the Company issued $2.2 million of convertible notes for gross proceeds of $2 million, and entered into a $35 million Equity Line of Credit agreement.

On October 31, 2025, the Company’s stockholders voted to approve the issuance of shares of common stock under outstanding derivative securities and pursuant to the Equity Line of Credit Agreement in accordance with NYSE American rules. The Company’s stockholders also approved the 2025 Equity Incentive Plan providing the grant of incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to the Company’s employees, directors and independent contractors. The number of shares reserved under such Plan will originally be 15% of the outstanding shares of common stock outstanding on a fully diluted basis, which reserve will automatically increase on January 1 of each year for a period of seven years beginning on January 1, 2026, and ending on January 1, 2032, in an amount equal to 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year on a fully diluted basis.

Results of Operations

The Three Months and Nine Months Ended September 30, 2025 compared to Three Months and Nine Months Ended September 30, 2024

Revenue

For the three months ended September 30, 2025, the Company did not record any sales compared to revenues of approximately $1.0 million for the three months ended September 30, 2024. This was primarily due to a shortage of operating capital which limited our ability to maintain inventory and fulfil orders. We remain committed to resolving these constraints and resuming normal business activities in the upcoming quarter.

Revenue for the nine months ended September 30, 2025 was $0.4 million compared to revenues of $3.6 million for the nine months ended September 30, 2024. The $3.2 million decrease in sales is driven by decreases in both the e-commerce and beverage businesses.

Cost of Goods Sold

Cost of goods sold for the three months ended September 30, 2025 was less than $0.01 million compared to cost of goods sold for the three months ended September 30, 2024 of approximately $0.7 million. The decrease in cost of goods sold for the three-month period ended September 30, 2025 was primarily due to our decreased sales.

Cost of goods sold for the nine months ended September 30, 2025 was $0.5 million compared to cost of goods sold for the nine months ended September 30, 2024 of $2.9 million. The $1.7 million decrease in cost of goods sold was driven by decreased sales in both the e-commerce and beverage business.

Operating Expenses

Operating expenses for the three months ended September 30, 2025 were $9.6 million compared to $3.0 million for the three months ended September 30, 2024, a increase of $6.6 million. The increase in our operating expenses was primarily due to non-cash expenses.

Operating expenses for the nine months ended September 30, 2025 were $13.2 million compared to $9.6 million for the nine months ended September 30, 2024, a increase of $3.6 million. The increase in operating expenses was primarily due to non cash expenses.

The net loss for the three months ended September 30, 2025 was $9.9 million as compared to a net loss of approximately $4.7 million for the three months ended September 30, 2024. The net loss for the nine months ended September 30, 2025 was $22.0 million as compared to a net loss of approximately $14.7 million for the nine months ended September 30, 2024. The increase in net loss is due to a non-cash loss on extinguishment of debt and non-cash operating expenses and offset by the non-cash decrease in amortization of debt discount.

The Company did not meet all of its payroll obligations during the period from February to September 2025. As a result, employees were not paid for services rendered during that period. The unpaid wages have been fully accrued as liabilities in the accompanying financial statements.

Net Other Income and Expense

Interest expenses for the three months ended September 30, 2025 were $0.3 million and $0.8 million for the three months ended September 30, 2024. Interest expenses for the nine months ended September 30, 2025 were $1.6 million and $2.0 million for the nine months ended September 30, 2024.

Other income was $0.01 million for the three months ended September 30, 2025 and September 30, 2024, respectively.

Amortization of debt discount for the three months ended September 30, 2025 was approximately $0.03 million compared to $0.8 million for the three months ended September 30, 2024. Amortization of debt discount for the nine months ended September 30, 2025 was approximately $1.7 million compared to $2.7 million for nine months ended September 30, 2024.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Due to our lack of capital, we have not generated any revenue since March 2025. In order to generate revenue, we require at least $2,000,000 of working capital in order to acquire inventory and re-commence minimal operations. This does not include our plans for our Water Assets or Chispo business plans which will require additional capital. Our lack of cash resources has prevented us from carrying on our commercialization activities. In addition, our lack of working capital has prevented us from marketing our products. See also “Item 1A - Risk Factors.”

We have not generated any revenue since March 2025 due to our lack of capital. In August 2025, the Company issued convertible promissory notes with individuals in the aggregate principal amount of $424,560. These loans mature in May or June 2026 and have an interest rate of 22% per annum. In September 2025 we sold secured convertible promissory notes in the principal amount of $2,200,000 for total gross proceeds of $2,000,000, which notes do not bear any interest absent an event of default, and mature on September 22, 2026. In September 2025 we also entered into an Equity Line of Credit Agreement which subject to certain conditions including registering the shares on a registration statement will allow us to access additional capital, we plan to access and deploy such capital to re-commence certain of our operations and to establish new operations as described in this report. In November 2025, the Company borrowed $500,000 from two accredited investors and issued senior promissory notes with a combined original principal amount of $588,235.30, reflecting a 15% original issue discount. The notes mature on February 12, 2026, accrue interest at 6% starting 30 days after issuance, and include customary default provisions. The notes also permit the holders, at their discretion, to apply outstanding principal, accrued interest, and any Company securities they hold as consideration for participation in future equity, equity-linked, or debt financings.

We plan to fund our operations through third party and related party debt/advances, private placement of restricted securities and the issuance of stock in subsequent offerings until such a time as the business achieves profitability or a business combination may be achieved. However, there can be no assurance that we will be successful in raising additional capital or that such capital, if available, will be on terms that are favorable to us. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

As such, we have concluded that such plans do not alleviate the substantial doubt about our ability to continue as a going concern for one year from the date the accompanying financial statements are issued. Historically, we have funded operations primarily through the issuance of equity and debt securities. There is substantial doubt about our ability to continue as a going concern.

As of September 30, 2025, the Company had total cash and cash equivalents of $265,667 as compared with $15,346 at December 31, 2024. As of November 19, 2025, we had $227,874 in cash.

Net cash used for operating activities during the nine months ended September 30, 2025 was $3.8 million as compared to the net cash used by operating activities for the nine months ended September 30, 2024 of $6.4 million. The primary reasons for the change in net cash used are decreases in inventory and accrued expenses.

For the period ending September 30, 2025 has no capital asset transactions and $0.01 million for September 30, 2024.

Net cash provided by financing activities during the nine months ended September, 2025 was $4.1 million compared to $6.8 million provided from financing activities for the nine months ended September 30, 2024. During the nine months ended September, 2025, the Company received $3.7 million for convertible note and 0.8 million for preferred stock, which was offset by repayments to debt holders of $0.4 million and shareholder advance in the amount of $0.2 million was exchanged to Series A-1 Preferred Stock.

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

Based on our current operating plan, existing cash resources will not be sufficient to fund operations over the next 12 months. Our future capital needs will depend on numerous factors, including our ability to raise capital, revenue growth, gross margin trends, operating expense levels, working capital requirements, and the timing and extent of capital expenditures. We are evaluating opportunities to raise additional capital through equity or debt financing and may seek further debt restructurings to improve liquidity and reduce financing costs.

There can be no assurance that these plans will be successful. If we are unable to obtain adequate financing or generate positive cash flow from operations, we may need to further reduce operating expenses, curtail business development activities, sell assets, or pursue other strategic alternatives.

In December 2020, Splash acquired the key assets, including intellectual property rights (the “IP”), of the Copa DI Vino single-serve wine company, a third party (“CdV”). On April 4, 2025 the Company entered into an intellectual property license agreement (the “License Agreement”) granting CdV an exclusive license to use the IP for sales of wine beverages and other products bearing the Copa di Vino brand name in the U.S.

Under the License Agreement, CdV has the right, but not the obligation, to purchase the IP at fair market value, determined by an independent third party, during the period beginning January 4, 2026 and ending January 4, 2027. If CdV does not exercise its right to purchase the IP under the License Agreement, the exclusive license granted to CdV thereunder will continue for the life of the IP, as applicable.

The Company has not marketed or sold the wine or other CdV products since April 2025.

On April 4, 2025, the Company entered into a settlement agreement with CdV (the “Settlement Agreement”) under which the parties agreed to the settlement of two lawsuits brought by CdV against the Company in Oregon and Florida, and the Company agreed to pay CdV a total of $0.7 million with interest accruing at 12% per annum, with installment payments beginning on November 4, 2025 in monthly payments of $63,000 plus applicable accrued interest. The Settlement Agreement provides for certain events of default, the occurrence of which, subject to the Company’s right to cure within 15 days as to a payment default or 30 days with respect to other defaults, would entitle CdV to accelerate payment of the settlement amount, file suit against the Company and/or exercise its right to setoff against any funds or other property in CdV’s possession.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of September 30, 2025. The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

Notwithstanding the control deficiencies described in this section, we have performed additional analyses and other procedures to enable management to conclude that our consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the nine months ended September 30, 2025.

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

Changes in Internal Control Over Financial Reporting

Except with respect to the above, during the quarter ended September 30, 2025, there were no additional changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Investors should carefully consider the following Risk Factors before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of the common stock could decline.

Risks Related to our Business

Our strategic initiatives including acquisitions and divestitures may not be successful and may divert our management’s attention away from operations and could create general customer uncertainty.

We have begun to explore strategic alternatives to our beverage business. Our growth strategy is based in part on growth through strategic initiatives including both acquisitions and divestitures of brands and assets, which poses a number of risks. We may not be successful in identifying appropriate acquisition candidates, achieving targeted values as part of a disposition, consummating an acquisition or divestiture on satisfactory terms, integrating any newly acquired or expanded business with our current operations, or separating a divested business or commingled operation effectively. We may issue additional equity, incur long-term or short-term indebtedness, spend cash or use a combination of these for all or part of the consideration paid in future acquisitions or expansion of our operations, which may not be available to us on terms we find advantageous or acceptable, if at all. In addition, subject to any requirements in the agreements governing our outstanding indebtedness, we may have significant discretion in how we employ the consideration received in a divestiture and our management may not apply such consideration in a way that is ultimately accretive to our business.

The execution of our strategic initiatives will likely entail incurring goodwill assets or repositioning or similar actions that in turn require us to record impairments, restructuring and other charges. Any such charges would result in additional expense. We cannot guarantee that any future business acquisitions or divestitures will be pursued or that any acquisitions or divestitures that are pursued will be consummated.

Additionally, any acquisition or disposition (including the successful integration and separation of operations, products and personnel) may place a significant burden on our management and other internal resources. The diversion of management’s attention, and any difficulties encountered in such a process, could harm our business, financial condition, and operating results.

Failure to successfully integrate acquired assets or businesses, or if integrated, failure to further the Company’s business strategy, may result in the Company’s inability to realize any benefit from such acquisition or other adverse consequences.

In June 2025 we acquired the Water Assets in Costa Rica in exchange for 20,000 shares of a newly designated Series C Convertible Preferred Stock (“Series C”) having a stated value of $20 million. Unidentified liabilities or other issues may arise with respect to the Water Assets, which could expose us to litigation, unexpected costs, regulatory actions and other negative events that could materially harm our business and financial condition. Further, we intend for the Water Assets to be a critical part of our business plan moving forward, subject to accessing the necessary capital, and the Water Assets may not yield the benefits expected or desired for our business. In addition, we may face challenges and utilizing the Water Assets, particularly given their location in a foreign country relative to our operations in the U.S., and given that the Water Rights are not accounted for as a separate business and will therefore require the investment of resources to monetize and integrate into our other operations. For example, the assets’ location in Costa Rica require us to hire personnel and comply with laws in a foreign country, and to establish a production and distribution channel unique to this business which we do not currently have in place for our prior or legacy products, and we may be unable to effectively manage these efforts without incurring extensive costs or at all. These early activities will include site visits, planning and negotiating with bottlers. Further, the time needed to construct our own facility to extract water is estimated to take at least one year, if we are able to obtain the necessary capital we will need to rely on third parties for extraction, production, and distribution and pay additional expenses leading to reduced gross profit margins. In the meantime, we intend to use third parties to assist in extraction and distribution efforts, and we may be unable to negotiate favorable terms, maintain relationships or prevent uncontrollable events which may arise from our use of third parties, exposing us to risk. If we are unable to extract the water in sufficient quantities, comply with regulatory requirements or otherwise develop and meet demand for our water brands, we may be unable to launch operations from the Water Assets or generate material revenue therefrom in the near term or at all. Further, the long-term commercial success of this venture will depend on our ability to timely and in a cost-effective manner pursue and develop an infrastructure and network to extract and distribute water in high quantities and in compliance with applicable regulatory and commercial requirements. If we are unsuccessful in navigating these challenges with respect to the Water Rights, it could fail to result in benefits to our Company, and we could be materially adversely affected by any of the foregoing events.

In general, the consummation and integration of any acquired business, product or other assets into the Company may be complex and time-consuming and, if such businesses and assets are not successfully integrated, the Company may not achieve the anticipated benefits, cost-savings or growth opportunities. Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further the Company’s business strategy as anticipated, expose the Company to increased competition or other challenges with respect to the Company’s products or geographic markets, and expose the Company to additional liabilities associated with an acquired business, technology or other asset or arrangement. There are no guarantees that the Company will successfully consummate such acquisitions, and even if the Company consummates such acquisitions, the procurement of applications for licenses required to sell or distribute related products may never result in the grant of a license by any state or local governmental or regulatory agency and the transfer of any rights to licenses may never be approved by the applicable federal, state and/or local governmental or regulatory agency.

Demand for our products may be adversely affected by changes in consumer preferences or any inability on our part to innovate, market or distribute our products effectively, and any significant reduction in demand could adversely affect our business, financial condition or results of operations.

We aim to sell beverages comprised of a number of unique brands with reputations and consumer imagery that have been built over time. Our investments in marketing as well as our strong commitment to product quality are intended to have a favorable impact on brand image and consumer preferences. If we do not adequately anticipate and react to changing demographics, consumer and economic trends, health concerns and product preferences, our financial results could be adversely affected.

Additionally, failure to introduce new brands, products or product extensions into the marketplace as current ones mature and to meet the changing preferences of consumers could prevent us from gaining market share and achieving long-term profitability. Product lifecycles can vary, and consumer preferences and loyalties change over time. Although we try to anticipate these shifts and innovate new products to introduce to our consumers, we may not succeed. Consumer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by negative publicity associated with these issues. If we do not adequately anticipate or adjust to respond to these and other changes in consumer preferences, we may not be able to maintain and grow our brand image, and our sales may be adversely affected.

Volatility in the price or availability of the inputs we depend on, including raw materials, packaging, energy and labor, could adversely impact our financial results.

The principal raw materials we use include glass bottles, aluminum cans, polyethylene terephthalate, fiber-board, labels and cardboard cartons, flavorings and sweeteners. These component and ingredient costs are subject to fluctuation and environmental regulation. If there were to be substantial increases in the prices of these products, to the extent that they cannot be recouped through increases in the prices of finished beverage products, it would increase our operating costs. If our supply of these raw materials is impaired or if prices increase significantly due to tariffs or any other reason, it could affect the affordability of our products and reduce revenues.

If we are unable to secure sufficient ingredients or raw materials including glass, sugar, and other key supplies at acceptable prices, within a reasonable timeframe, at the locations needed or in general, we might not be able to satisfy demand on a short-term basis.

International trade developments, including U.S. trade tariffs and retaliatory tariffs, could adversely impact our business.

International trade developments, including heightened tariffs imposed by the United States under the Trump Administration on goods imported from various countries, and tariffs imposed by foreign countries in retaliation, could adversely impact our business. We and third parties on which we depend source various supplies used in our products from foreign countries, and tariffs and other international trade developments could therefore result in inflationary pressures that directly impact our costs for manufacturing and marketing products. These developments could also adversely impact global supply chains which could further increase costs for us and/or delay delivery of key inventories and supplies.

Significant new or increased tariffs, import and excise duties, or other taxes on or impacting beverage products, including raw and packaging materials, such as on imports from Mexico and Costa Rica and exports to countries in which we plan to sell our products such as the United Arab Emirates from which we source many of our supplies for our products, and any additional retaliatory tariffs imposed by those governments on products imported into the U.S., could have a material adverse effect on our business, liquidity, financial condition, and results of operations. These developments continue to pose a significant risk to our business as well as the U.S. and global economies, including by shifting consumer behaviors, inhibiting sales, increasing costs, causing further economic and supply chain disruptions and inflationary pressures, and reducing economic activity. For example, if the costs of our products increase, we and our collaborators may be forced to increase the prices at which such products are sold, which could in turn reduce demand for and sales of those products, thereby negatively impacting our operating results. Alternatively, the heightened production costs would also have a negative impact on operating results even absent a decline in sales.

The extent and duration of the tariffs and the resulting impact on our business and general economic conditions are uncertain and depend on various factors, including negotiations between the United States and affected countries, the outcome of the United States tariff litigation, the responses of other countries or regions, exemptions or exclusions that may be granted, availability and cost of alternative sources of supply, and demand for our products in affected markets. To the extent we need to locate new sources of raw materials and products as a result of tariffs, we may be unable to locate alternative sources on favorable terms or in the timeframes needed, and actions we may take to adapt to new tariffs or trade restrictions may force us to modify our operations or forgo business opportunities. Likewise, tariffs and import and export regulations could also limit the availability of our products, prompt consumers to seek alternative products, and provide an opportunity for competitors not subject to such tariffs to more effectively compete with us in markets where we conduct our business.

Our business, operations, financial position and timelines, could be materially adversely affected by government action and geopolitical conflicts.

As a result of the government action and geopolitical conflicts and related economic impacts or sanctions imposed or that may in the future be imposed by certain governments, our financial position and operations may be materially and adversely affected. Following President Trump’s inauguration in January 2025, certain trends and events have begun to unfold which appear to be affecting the global and United States capital markets and economies, including rising unemployment, the imposition of tariffs and the uncertainty surrounding tariff litigation, trade wars among nations and ongoing geopolitical conflicts, and volatility in the capital markets. The duration of these events and their impact are at best uncertain, and their continuation may result in negative consequences on the U.S. or global economies. The impact of United States tariff policies and could lead to renewed inflation as very recently inflation has begun to slowly increase. If inflation rises significantly as the result of the Federal Reserve decreases in interest rates in the near term, or tariffs imposed or threatened by President Trump are counteracted by retaliatory tariffs imposed by other countries or otherwise adversely impact the economy, the result could be tipping the U.S. economy into a recession. Ultimately the economy may turn into a recession with uncertain and potentially severe impacts upon the public capital markets and us. Among the potential consequences could be a substantial decline in stock prices including ours, a reduction in demand for securities of public companies (which may be more prevalent for smaller companies such as us) and more difficulty for us to raise capital we need and accessing capital on favorable terms or at all as a result. We cannot predict how this will affect our business, but the impact may be material and adverse.

As our ability to continue to operate will be dependent on raising debt and equity financing, any adverse impact to markets as a result of these developments, including due to increased market volatility, decreased availability in third-party financing and/or a deterioration in the terms on which it is available (if at all), could negatively impact our business, results of operations, cash flows, financial condition, and/or prospects. Further, our sale of water sourced from an aquifer in Costa Rica is in the early stages, with our purchase order derived from a company located in the United Arab Emirates. To the extent our water sales develop a focus in the Middle East or other areas impacted or threatened by geopolitical turmoil, it could have a material and adverse effect on our ability to develop and execute our business plan, generate material revenue and otherwise operate efficiently and in a cost-effective manner. The extent of any potential impact is not yet determinable, however.

We compete in an industry that is brand-conscious, so brand name recognition and acceptance of our products are critical to our success.

Our business is dependent upon awareness and market acceptance of our products and brands by our target markets. In addition, our business depends on acceptance by our independent distributors and retailers of our brands as beverage brands that have the potential to provide incremental sales growth. If we are not successful in the revitalization and growth of our brand and product offerings, or in maintaining and expanding upon the brands we offer, we may not achieve and maintain satisfactory levels of acceptance by independent distributors and retail consumers. Any failure of our brands to maintain or increase acceptance or market penetration would likely have a material adverse effect on our revenues and financial results.

Our brands and brand images are keys to our business and any inability to maintain a positive brand image could have a material adverse effect on our results of operations.

Our success depends on our ability to develop brand images for our existing products and effectively build up brand images for new products and brand extensions. We cannot predict whether our advertising, marketing and promotional programs will have the desired impact on our products’ branding and on consumer preferences. In addition, negative public relations and product quality issues, whether real or imagined, could tarnish our reputation and images of the affected brands and could cause consumers to choose other products. Our brand images can also be adversely affected by unfavorable reports, studies and articles, litigation, or regulatory or other governmental action, whether involving our products or those of our competitors.

Competition from traditional and large, well-financed non-alcoholic and alcoholic beverage manufacturers may adversely affect our distribution relationships and may hinder development of our existing markets, as well as prevent us from expanding our markets.

The beverage industry is highly competitive. We compete with other beverage companies not only for consumer acceptance but also for shelf space in retail outlets and for marketing focus by distributors, all of whom also distribute other beverage brands. Our products will compete with a broad range non-alcoholic and alcoholic beverages, many of which are marketed by companies with substantially greater financial and marketing resources than ours. Management believes that some of these competitors are placing severe pressure on independent distributors not to carry competitive brands offered by smaller enterprises such as ours. We will also compete with regional beverage producers and “private label” brands.

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

Our ability to maintain and expand our existing markets for our products, and to establish markets in new geographic distribution areas, is dependent on our ability to establish and maintain successful relationships with reliable distributors, retailers and brokers strategically positioned to serve those areas. All of the distributors, retailers and brokers we have used in the past sell and distribute competing products, including non-alcoholic and alcoholic beverages, and our products may represent a small portion of their businesses. The success of this network will depend on the performance of the distributors, retailers and brokers of this network. There is a risk that the mentioned entities may not adequately perform their functions within the network by, without limitation, failing to distribute to sufficient retailers or positioning our products in localities that may not be receptive to our product. Further, these third parties could reduce or terminate their relationship with us for any reason without liability to us. Our ability to incentivize and motivate distributors to manage and sell our products is affected by competition from other beverage companies, some of which may have greater resources than we do. To the extent that our distributors, retailers and brokers are distracted from selling our products or do not employ sufficient efforts in managing and selling our products, including re-stocking the retail shelves with our products, our results of operations could be adversely affected. Furthermore, such third-parties’ financial position or market share may deteriorate, which could adversely affect our distribution, marketing and sales activities.

Our ability to establish and expand our distribution network and attract additional distributors, retailers and brokers will depend on a number of factors, some of which are outside our control. Some of these factors include:

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

These third-party service providers and business partners are also subject to similar risks as we are relating to cybersecurity, privacy violations, business interruption, and systems and employee failures, and are subject to legal, regulatory and market risks of their own. Our third-party service providers and business partners may not fulfill their respective commitments and responsibilities in a timely manner and in accordance with the agreed-upon terms. In addition, while we have procedures in place for selecting and managing our relationships with third-party service providers and other business partners, we do not have control over their business operations or governance and compliance systems, practices and procedures, which increases our financial, legal, reputational and operational risk. If we are unable to effectively manage our third-party relationships, or for any reason our third-party service providers or business partners fail to satisfactorily fulfill their commitments and responsibilities, our financial results could suffer.

It is difficult to predict the timing and amount of our sales because our distributors are not required to place minimum orders with us.

Once we re-commence sales, we plan to use independent distributors who will not be required to place minimum monthly or annual orders for our products. In order to reduce their inventory costs, independent distributors typically order products from us on a “just in time” basis in quantities and at such times based on the demand for the products in a particular distribution area. Accordingly, we cannot predict the timing or quantity of purchases by any of our independent distributors or whether any of our distributors will purchase products from us in the same frequencies and volumes as they may have done in the past. Additionally, our larger distributors and national partners may make orders that are larger than we have historically been required to fill. Shortages in inventory levels, supply of raw materials or other key supplies could negatively affect us including by such distributors and national partners locating competitive brands to meet their demand.

If we do not adequately manage our inventory levels, our operating results could be adversely affected.

Once we re-commence sales, we will need to maintain adequate inventory levels to be able to deliver products to distributors on a timely basis. Our inventory supply will depend available cash and on our ability to correctly estimate demand for our products. Our ability to estimate demand for our products is imprecise, particularly for new products, seasonal promotions and new markets. If we materially underestimate demand for our products or are unable to maintain sufficient inventory of raw materials, we might not be able to satisfy demand on a short-term basis. If we overestimate distributor or retailer demand for our products, we may end up with too much inventory, resulting in higher storage costs, increased trade spend and the risk of inventory spoilage. Additionally, our maintenance of inventory as needed to meet demand is contingent upon our access to sufficient capital, and due to our limited liquidity we have in the past and expect to continue in the future to be unable to obtain sufficient inventory unless and until we can gain access to the necessary capital. These challenges and the related risks will be heightened by recent developments such as the imposition of tariffs and any impacts thereof on us, the prices of supplies we utilize and the products we sell, delays and supply chain disruptions, similar factors relating to our vendors, and consumers and their demand for products at varying price points and quantities. If we fail to manage our inventory to meet demand, we could damage our relationships with our distributors and retailers and could delay or lose sales opportunities, which would unfavorably impact our future sales and adversely affect our operating results. In addition, if the inventory of our products held by our distributors and retailers is too high, they will not place orders for additional products, which would also unfavorably impact our sales and adversely affect our operating results.

If we fail to maintain relationships with our independent contract manufacturers, our business could be harmed.

We do not manufacture tequila but have instead outsourced the manufacturing process to third-party bottlers and independent contract manufacturers (co-packers). We have not begun bottling water, and when we do begin bottling water it will be through third parties. We do not own the plants or the majority of the equipment required to manufacture and package these brands. Our ability to maintain effective relationships with contract manufacturers and other third parties for the production and delivery of our beverage products in a particular geographic distribution area is important to the success of our operations within each distribution area. Our agreements with third parties enable such parties to terminate our relationship within a relatively short period of time. We may not be able to maintain our relationships with contract manufacturers or establish satisfactory relationships with new or replacement contract manufacturers, whether in existing or new geographic distribution areas. The failure to establish and maintain effective relationships with contract manufacturers for a distribution area could increase our manufacturing costs and thereby materially reduce gross profits from the sale of our products in that area. Poor relations with any of our contract manufacturers could adversely affect the amount and timing of product delivered to our distributors for resale, which would in turn adversely affect our revenues and financial condition. In addition, our agreements with our contract manufacturers are terminable at any time, and any such termination could disrupt our ability to deliver products to our customers.

Further, if third parties on which we depend to manufacture products increases their prices, we may not be able to secure alternative suppliers, and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, any failure by these third parties to perform satisfactorily or handle increased orders, or delays in shipping, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. We are also dependent upon such third parties continued liquidity and factors which affect such third parties ability to operate including:

●	adverse weather event and other acts of God;

●	labor uncertainties including the availability of employees;

●	environmental compliance;

●	foreign exchange exposure;

●	quality control;

●	political instability;

●	contract enforcement;

●	intellectual property protection; and

●	transportation disruptions.

In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business, financial condition or results of operations could be negatively impacted.

If we experience disruption within our supply chain, manufacturing or distribution channels, it could have an adverse effect on our business, financial condition and results of operations.

Once we re-commence sales, our ability, through our suppliers, business partners, manufacturers, independent distributors and retailers, to make, move and sell products is critical to our success. Damage or disruption to our suppliers or to manufacturing or distribution capabilities due to weather, natural disaster, fire or explosion, terrorism, pandemics, labor strikes, geopolitical events or other reasons, could impair the manufacture, distribution and sale of our products. Many of these events are outside of our control. Failure to take adequate steps to protect against or mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations.

The volatility of energy prices and increased regulations may have an adverse impact on our gross margin.

Over the past few years, volatility in the global oil markets has resulted in variable fuel prices, which many shipping companies have passed on to their customers by way of higher base pricing and increased fuel surcharges. If fuel prices increase, we expect to experience higher shipping rates and fuel surcharges, as well as energy surcharges on our raw materials. It is difficult to predict what will happen in the fuel markets in the future. Due to the price sensitivity of our products, we may not always be able to pass such increases on to our customers.

We expect to rely upon our ongoing relationships with our key flavor suppliers. If we are unable to source our flavors on acceptable terms from our key suppliers, we could suffer disruptions in our business.

In the past, we have purchased our flavor concentrate from various flavor concentrate suppliers, and seek to continually develop other sources of flavor concentrate for certain of our products. Generally, flavor suppliers hold the proprietary rights to their flavor-specific ingredients. Although we have the exclusive rights to flavor concentrates developed with our current flavor concentrate suppliers, and while we have the rights to the ingredients for our products, we do not have the list of ingredients for our flavor extracts and concentrates, and in the event of a termination or failure to perform by these suppliers, we may be unable to obtain these exact flavors or concentrates from alternative suppliers on short notice. If we have to replace a flavor supplier, we could experience disruptions in our ability to deliver products to our customers, which could have a material adverse effect on our results of operations.

We are dependent on a distiller in Mexico to provide us with our finished tequila product. Failure to obtain satisfactory performance from them or a loss of their services could cause us to lose future sales, incur additional costs, and lose credibility in the marketplace.

The Company estimates that it requires a minimum of approximately $2 million of additional capital to begin pursuing its Chispo business strategy. If we can raise sufficient capital to pursue this business strategy, we will depend on a distiller in Jalisco, Mexico for the tequila certification, production, bottling, labeling, capping and packaging of our finished tequila product. We do not have a written agreement with our distiller in Mexico obligating it to produce our product. The termination of our relationship with our distiller in Mexico or an adverse change in the terms of its services could have a negative impact on our business. If our distiller in increases its prices, we may not have alternative sources of supply at comparable prices and may not be able to raise the prices of our products to cover all, or even a portion, of the increased costs. In addition, if our distiller in Mexico fails to perform satisfactorily, fails to handle increased orders, or we lose the services of our distiller in Mexico, along with delays in shipments of products, it could cause us to fail to meet orders, lose sales, incur additional costs, and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with our customers and consumers, ultimately leading to a decline in our business and results of operations.

If we are unable to attract and retain key personnel, our efficiency and operations would be adversely affected; in addition, management turnover causes uncertainties and could harm our business.

Our success depends on our ability to attract and retain highly qualified employees in such areas as finance, sales, marketing and product development. We compete to hire new employees, and, in some cases, must train them and develop their skills and competencies. We may not be able to provide our employees with competitive salaries, and our operating results could be adversely affected by increased costs due to increased competition for employees, higher employee turnover or increased employee benefit costs. We are dependent on our core management team whose knowledge, experience and connections in the industry are critical to our operations and business plan. The loss of these individuals or any other key personnel would therefore have a material adverse effect on our business and ability to operate and compete effectively.

Further  , in October 2025 Robert Nistico, our Chief Executive Officer, notified us of his intention to resign as Chief Executive Officer effective November 14, 2025. Further, Mr. Nistico has substantial experience and has been integral to our operations historically. While the Board of Directors seeks a replacement, William Meissner, in his capacity as our President, will be serving certain of the functions of Chief Executive Officer and as our principal executive officer in the interim period.

Further, in November 2025 William Devereux, our Chief Financial Officer, notified us of his intention to resign as Chief Financial Officer effective November 30, 2025.

We may be unable to find a suitable replacement for the CEO or CFO within a reasonable timeframe or under favorable terms, including due to the fierce competition for qualified candidates for executive positions both within our industry and for public companies generally

Changes to operations, policies and procedures, which can often occur with the appointment of new personnel, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, management transition periods are often difficult as the new employees gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution.

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

We rely on a combination of trademark and trade secrets, as well as confidentiality procedures and contractual provisions to protect our intellectual property rights and interests in our operations, products and processes. Failure to protect or maintain our intellectual property could harm our brand and our reputation, and adversely affect our ability to compete effectively. Further, enforcing or defending our intellectual property and related rights and interests could result in the expenditure of significant financial and managerial resources. We regard our intellectual property, particularly our trademarks and trade secrets to be of considerable value and importance to our business and our success, and we actively pursue the registration of our trademarks in the United States and internationally. However, the steps taken by us to protect these proprietary rights may not be adequate and may not prevent third parties from infringing or misappropriating our trademarks, trade secrets or similar proprietary rights, particularly outside of the United States where intellectual property rights may not be fully enforceable. In addition, other parties may seek to assert infringement claims against us, and we may have to pursue litigation against other parties to assert our rights. Any such claim or litigation could be costly. In addition, any event that would jeopardize our proprietary rights or any claims of infringement by third parties could have a material adverse effect on our ability to market or sell our brands, profitably exploit our products or recoup our associated costs.

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

With the $20 million of stated value included in our Series C Convertible Preferred Stock, we expect to include substantial indefinite-lived intangible assets on our balance sheet at September 30, 2025, which could result in our incurring material future impairment expenses in the future.

On June 25, 2025, we acquired our Water Assets by issuing the seller shares of our Series C Convertible Preferred Stock. The Series C contains a stated value of $20 million. Under Generally Accepted Accounting Principles, we will be required to account for this issuance as of June 30, 2025 by including $20 million of non-current assets on our balance sheet. Annually we will be required to review this asset and make a judgment as to whether it is impaired. If we are required to impair part or all of the Water Assets in the future, it will be recorded as a non-cash charge to our results of operations. A large impairment charge could cause investors to sell our stock resulting in a decrease in our future prevailing market price.

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

Because our business is subject to many regulations, noncompliance is costly.

The production, marketing and sale of our beverages, including contents, labels, caps and containers, are subject to the rules and regulations of various federal, foreign, state and local health and other agencies. The regulations to which we are subject impose requirements on production, distribution, marketing, advertising and labelling of products. We are required to comply with these regulations and to maintain various permits and licenses. We will be required to conduct business only with holders of licenses to import, warehouse, transport, distribute and sell our products. We cannot assure you that these and other governmental regulations applicable to our industry will not change or become more stringent. Moreover, because these laws and regulations are subject to interpretation, we may not be able to predict when and to what extent liability may arise. Additionally, due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking, alcoholism and health consequences from the abuse of alcohol, various levels of government may seek to impose additional restrictions or limits on advertising or other marketing activities promoting beverage alcohol products. Failure to comply with any of the current or future regulations and requirements relating to our industry and products could result in monetary penalties, suspension or even revocation of our licenses and permits. Costs of compliance with changes in regulations could be significant and could harm our business, as we could find it necessary to raise our prices in order to maintain profit margins, which could lower the demand for our products and reduce our sales and increase our losses.

Also, the distribution of beverage alcohol products is subject to extensive taxation (at both the federal and state government levels), and beverage alcohol products themselves are the subject of national import and excise duties in most countries around the world. An increase in taxation or in import or excise duties could also significantly harm our revenues and margins, both through the reduction of overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol.

If a regulatory authority finds that a current or future product or production batch or “run” is not in compliance with any of these regulations, we may be fined, forced to recall products, or production may be stopped, which would adversely affect our financial condition and results of operations. Similarly, any adverse publicity associated with any noncompliance may damage our reputation and our ability to successfully market our products. Furthermore, the rules and regulations are subject to change from time-to-time, we cannot anticipate whether changes in these rules and regulations will impact our business adversely. Additional or revised regulatory requirements, whether labeling, environmental, tax or otherwise, could have a material adverse effect on our financial condition and results of operations.

Government regulations, any changes thereto and/or any failure by us to comply with these regulations, could adversely affect our business, financial condition and results of operations.

Our business and properties are subject to various federal, state and local laws and regulations, including those governing the production, packaging, quality, labeling and distribution of beverage products. In addition, various governmental agencies have enacted or are considering additional taxes on certain non-alcoholic beverages as well as alcoholic beverages. Further, we are subject to licensing and permitting requirements in the various jurisdictions in which we conduct business. Changes in existing laws or regulations or any failure by us to fully comply with these varying and evolving requirements could require us to incur material expenses and negatively affect our financial results, including through lower sales, higher costs negative publicity and other adverse consequences.

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

In addition, the distribution of beverage alcohol products is subject to extensive taxation both in the United States and internationally (and, in the United States, at both the federal and state government levels), and beverage alcohol products themselves are the subject of national import and excise duties in most countries around the world. An increase in taxation or in import or excise duties could also significantly harm our revenue and margins, both through the reduction of overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol.

We will be exposed to product liability or other related liabilities which could have significant negative financial repercussions on our solvency.

Although we maintain general liability insurance and take certain other measures in an effort to reduce the risk of liabilities, these measures may not be sufficient for us to successfully avoid or limit product liability or other related liabilities. The Company has not generated any revenue since March 2025, and it does not currently carry product liability insurance. The Company intends to acquire product liability insurance prior to shipping any products, but may not have the capital to do so. The Company carries property insurance for its locations in Fort Lauderdale, FL and Sarasota, FL. Further, any contractual indemnification and insurance coverage we have in the future from parties supplying our products is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by these suppliers. Extensive product liability claims could be costly to defend and/or costly to resolve and could harm our reputation or business, and we may face uninsured or underinsured claims and liabilities due to the factors described above.

We could face issues including the risk of contamination of our products and/or counterfeit or confusingly similar products.

The success of our brands depends upon the positive image that consumers have of them. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could affect the demand for our products. Contaminants in raw materials purchased from third parties and used in the production of our products or defects in the production processes, including third party manufacturers on which we rely and over which we lack control, could lead to low beverage quality, as well as illness among, or injury to, consumers of our products and could result in reduced sales of the affected brand or all of our brands and potentially serious damage to our reputation for product quality, as well as product liability claims. Also, to the extent that third parties sell products that are either counterfeit versions of our brands or brands that look like our brands, consumers of our brands could confuse our products with products that they consider inferior. This could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our sales and operations. For example, a key marketing feature of our Water Assets is the purity and health features of the water we have access to through extraction rights. Further, subject to receipt of the necessary funding, we intend to withdraw, bottle and distribute the water through the use of third party vendors over which we will have limited or no control outside of contractual rights. To the extent, due to our own actions or the actions of others, the water we sell becomes contaminated, it could materially adversely affect that line of business and brand, and our ability to generate material revenue and reputation could be materially adversely affected.

Contamination of any of our products could force us to destroy tequila or water held in inventory and could cause the need for a product recall, which could significantly damage our reputation for product quality.

Significant additional labeling or warning requirements may inhibit sales of affected products.

Various jurisdictions may seek to adopt significant additional product labeling or warning requirements relating to the chemical content or perceived adverse health consequences of certain products. These types of requirements, if they become applicable to one or more of our products under current or future environmental or health laws or regulations, may inhibit sales of such products. For example, in California, a law requires that a specific warning appear on any product that contains a component listed by the state as having been found to cause cancer or birth defects. This law recognizes no generally applicable quantitative thresholds below which a warning is not required. If a component found in one of our products is added to the list, or if the increasing sensitivity of detection methodology that may become available under this law and related regulations as they currently exist, or as they may be amended, results in the detection of an infinitesimal quantity of a listed substance in one of our beverages produced for sale in California, the resulting warning requirements or adverse publicity could affect our sales.

If we are subject to litigation, we may incur significant liabilities and litigation expenses.

We have been subject to and may in the future become party to litigation. Litigation involves significant risks, uncertainties and costs, including distraction of management attention away from our business operations. We evaluate litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. Actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. Our policies and procedures require strict compliance by our employees and agents with all U.S. and local laws and regulations applicable to our business operations, including those prohibiting improper payments to government officials. Nonetheless, our policies and procedures may not ensure full compliance by our employees and agents with all applicable legal requirements. Improper conduct by our employees or agents could damage our reputation or lead to litigation that could result in civil, administrative or criminal penalties, including substantial monetary fines, as well as disgorgement of profits.

Additionally, there has been public attention directed at the alcoholic beverage industry, which we believe is due to concern over problems related to harmful use of alcohol, including drinking and driving, underage drinking and health consequences from the misuse of alcohol. We could be exposed to lawsuits relating to product liability or marketing or sales practices with respect to our alcoholic products. Adverse developments in lawsuits concerning these types of matters or a significant decline in the social acceptability of beverage alcohol products that may result from lawsuits could have a material adverse effect on our business, financial condition and results of operations.

Our industry faces the possibility of litigation including class actions alleging that the continued excessive use or abuse of beverage alcohol has caused death or serious health problems or that we failed to adequately warn consumers of the risks of alcohol consumption. It is also possible that governments could assert that the use of alcohol has significantly increased government-funded healthcare costs. Litigation or assertions of this type have adversely affected companies in the tobacco industry, and it is possible that we, as well as our suppliers, could be named in litigation of this type.

For example, lawsuits have been brought in a number of states alleging that alcoholic beverage manufacturers and marketers have improperly targeted underage consumers in their advertising. Plaintiffs in these cases allege that the defendants’ advertisements, marketing and promotions violate the consumer protection or deceptive trade practices statutes in each of these states and seek repayment of the family funds expended by the underage consumers. While we have not been named in these lawsuits, we could be named in similar lawsuits in the future. Any class action or other litigation asserted against us could be expensive and time-consuming to defend against, depleting our cash and diverting our personnel resources and, if the plaintiffs in such actions were to prevail, our business could be harmed significantly.

We are subject to risks inherent in sales of products in international markets.

Our contemplated operations are outside of the United States; however, there can be no assurance that these products that we sell will be accepted or be successful in any particular foreign market, due to local or global competition, product price, cultural differences, and consumer preferences or otherwise. There are many factors that could adversely affect demand for our products in foreign markets, including our inability to attract and maintain key distributors in these markets; volatility in the economic growth of certain of these markets; changes in economic, political or social conditions, tariffs including retaliatory tariffs, the status and renegotiations of the North American Free Trade Agreement, imposition of new or increased labeling, product or production requirements, or other legal restrictions; restrictions on the import or export of our products or ingredients or substances used in our products; currency fluctuations, and increased costs of doing business due to compliance with complex foreign laws and regulations. If we are unable to effectively operate or manage the risks associated with operating in international markets, our business, financial condition or results of operations could be adversely affected.

Water scarcity and poor quality could negatively impact our costs and capacity.

Water is a main ingredient in our products, is vital to the production of the agricultural ingredients on which our business relies and is needed in our manufacturing process. It also is critical to the prosperity of the communities we serve. Water is a limited resource in many parts of the world, facing unprecedented challenges from overexploitation, increasing demand for food and other consumer and industrial products whose manufacturing processes require water, increasing pollution and emerging awareness of potential contaminants, poor management, lack of physical or financial access to water, sociopolitical tensions due to lack of public infrastructure in certain areas of the world and the effects of climate change. As the demand for water continues to increase around the world, and as water becomes scarcer and the quality of available water deteriorates, we may incur higher costs or face capacity constraints and the possibility of reputational damage, which could adversely affect our profitability or net operating revenues in the long run. While our acquisition of the Water Assets is expected to help us have access to a consistent source of high quality water, we may be unable to extract the water in quantities that meet our operational and production needs or which allows us to generate material revenue, and we may be forced to seek other sources of water that are more costly or lower quality, any of which could materially harm our business and reputation. If the quality, quantity, or access to our Water Asset is diminished, the Company will be unable to monetize the Water Asset according to its business plans, with may result in an impairment of the Water Asset’s value.

Our business and operations would be adversely impacted in the event of a failure or interruption of our information technology infrastructure or as a result of a cybersecurity attack.

The proper functioning of our own information technology (“IT”) infrastructure is critical to the efficient operation and management of our business. We may not have the necessary financial resources to update and maintain our IT infrastructure, and any failure or interruption of our IT system could adversely impact our operations. In addition, our IT is vulnerable to cyberattacks, computer viruses, worms and other malicious software programs, physical and electronic break-ins, sabotage and similar disruptions from unauthorized tampering with our computer systems. We believe that we have adopted appropriate measures to mitigate potential risks to our technology infrastructure and our operations from these IT-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of any such IT failures or disruptions, we could potentially be subject to downtimes, transactional errors, processing inefficiencies, operational delays, other detrimental impacts on our operations or ability to provide products to our customers, the compromising of confidential or personal information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

If we fail to comply with personal data protection and privacy laws, we could be subject to adverse publicity, government enforcement actions and/or private litigation, which could negatively affect our business and operating results.

In the ordinary course of our business when we generate sales, we receive, process, transmit and store information relating to identifiable individuals (“personal data”), primarily employees, former employees and consumers with whom we interact. For example, when we operated Qplash we collected and processed personal data concerning consumers who access and purchase products on the platform. As a result, we are subject to various U.S. federal and state and foreign laws and regulations relating to personal data. These laws have been subject to frequent changes, and new legislation in this area may be enacted in other jurisdictions at any time. These laws impose operational requirements for companies receiving or processing personal data, and many provide for significant penalties and fines for noncompliance. These requirements with respect to personal data have subjected and may continue in the future to subject the Company to, among other things, additional costs and expenses and have required and may in the future require costly changes to our business practices and information security systems, policies, procedures and practices. Our security controls over personal data, the training of employees and vendors on data privacy and data security, and the policies, procedures and practices we implemented or may implement in the future may not prevent the improper disclosure of personal data by us or the third-party service providers and vendors whose technology, systems and services we use in connection with the receipt, storage and transmission of personal data. Unauthorized access or improper disclosure of personal data in violation of personal data protection or privacy laws could harm our reputation, cause loss of consumer confidence, subject us to regulatory enforcement actions (including fines), and result in private litigation against us, which could result in loss of revenue, increased costs, liability for monetary damages, fines and/or criminal prosecution, all of which could negatively affect our business and operating results.

Our results of operations may fluctuate from quarter to quarter for many reasons, including seasonality.

In the past, our sales were seasonal, and we may experience seasonality if we resume generating revenue. Companies similar to ours have historically generated a greater percentage of their revenues during the warm weather months of April through September. The timing of customer purchases will vary each year and sales can be expected to shift from one quarter to another. As a result, management believes that period-to-period comparisons of results of operations are not necessarily meaningful and should not be relied upon as any indication of future performance or results expected for the fiscal year.

Material weaknesses in our internal control over financial reporting may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our consolidated financial statements.

A material weakness exists over our financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. In our Form 10-Q for the six months ended June 30, 2025, we identified material weaknesses in the Company’s internal controls related to a limited segregation of duties due to our limited resources and insufficient accounting employees, resulting in a lack of controls to ensure maintenance of documentation supporting transactions recorded in the Company’s accounting records. Management has determined that this control deficiency constitutes a material weakness which could result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting. While management has taken actions in an effort to remediate the material weakness, the material weakness over our financial reporting or the discovery of additional material weaknesses and their possible effect on our financial and operating results, could have material and adverse effect on our stock price and investor confidence.

Risks Relating to Our Financial Condition

Because we lack the capital to acquire inventory and market our products, we have generated no revenue since March 2025, making our ability to remain in operation more difficult, and there are substantial doubts as to our ability to continue as a going concern.

As reflected in this report, we had $0 revenue for the three months ended September 30, 2025. In fact, we have not generated any revenue since March 2025. In order to generate revenue, we require at least $2,000,000 of working capital in order to acquire inventory and re-commence minimal operations. This does not include our plans for our Costa Rica water assets acquired in June 2025 (the “Water Assets”) or Chispo tequila business plans which will require substantial additional capital. Specifically, management estimates needing approximately $6 million to achieve short term goals and approximately $22 million to achieve the Company’s goals for the next 12 months with respect to the Water Assets, which would include constructing a bottling facility at the location of the Water Assets in Costa Rica, and other aspects of its business plan. Our lack of cash resources has prevented us from carrying on our commercialization activities. In addition, our lack of working capital has prevented us from marketing our products. Further, even if we can access the necessary capital, the Company must determine whether and what extent to invest such capital into various aspects of our business, including recommencing sales of tequila products, operating the Qplash platform and developing an infrastructure and business around the extraction and sale of water through our recently acquired extraction rights in Costa Rica, and we may be unsuccessful in developing and executing a business plan in this regard. While we have made substantial improvements to our balance sheet earlier in 2025, unless we raise enough money to not only pay our ongoing general and administrative expenses but also market our products and purchase inventory, we will not be able to remain operational.

Our auditors have included an explanatory paragraph in their opinion regarding our ability to continue as a going concern. If we are unable to continue as a going concern, our stockholders will lose all or some of their investments.

Rose, Snyder & Jacobs LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2024, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2024, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. This has continued through the filing of the date of this report.

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

In order to continue and fund its operations, the Company will be required to obtain additional resources through sales and issuances of indebtedness or equity to successfully execute its business plans. No assurances can be given the Company will be successful in raising additional capital, if needed, or on acceptable terms. Sales of common stock or common stock equivalents would have the effect of diluting existing stockholders. The issuance of debt instruments and certain other securities generally are accompanied by restrictive covenants which would impose restrictions or limitations on our ability to operate or engage in or raise capital through subsequent transactions. If we are unable to raise the necessary capital on favorable terms, within the timeframes needed or at all, we could be forced to cease operations, and you could lose all or some of your investment.

We have experienced recurring losses from operations and negative cash flows from operating activities and anticipate that we will continue to incur significant operating losses before reaching profitability.

We have experienced recurring losses from operations and negative cash flows from operating activities. We expect to continue to incur significant expenses related to our ongoing operations and generate operating losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures, our ability to execute our business plan and our ability to generate revenues. We incurred a net loss of $23,756,551 million including non-cash items and an accumulated deficit of $155,832,277 including non-cash items for the year ended December 31, 2024. We had a net loss of $9,886,045 including non-cash items for the three months ended September 30, 2025 and an accumulated deficit of $178,284,467 as of September 30, 2025.

We may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our financial condition. Our prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If our products do not achieve sufficient market acceptance and we do not generate significant revenues, we may never become profitable. Even if we achieve profitability in the future, for which we can provide no assurance, we may not be able to sustain profitability in subsequent periods. Our failure to become and remain profitable would decrease the value of our company and could impair our ability to raise capital, expand our business, diversify our product offerings or continue our operations. A decline in the value of our Company could cause you to lose all or part of your investment.

Risks Related to our Securities and Other Risks

Although we are now in compliance with the continued listing requirements of the NYSE American, our failure to maintain continued compliance could result in the delisting of our common stock and adversely affect its future stock price.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on July 30, 2025, on July 28, 2025, the Company received two letters from the NYSE Regulation confirming that the Company has regained compliance with the continued listing standards of the NYSE American.

We are required to meet certain qualitative and financial tests to maintain the listing of our common stock on the NYSE American. In order to maintain this listing, we must maintain certain share prices, financial and share distribution targets, including maintaining a minimum amount of stockholders’ equity and a minimum number of public stockholders. Included in these requirements is that we must maintain stockholders’ equity of $6 million or more because we have reported losses from continuing operations and/or net losses in our five most recent fiscal years.

The Company had previously received notifications from the staff at NYSE American on October 6, 2023, December 20, 2023, and June 5, 2024, that it was not in compliance with Sections 1003(a)(i), (ii), and (iii) of the NYSE American Company Guide.

The Company also received notifications from the NYSE American stating that it was not in compliance with Section 1007 of the NYSE American Company Guide due to its failure to timely file its Quarterly Report on Form 10-Q for the period ended March 31, 2025, which was due to be filed with the Securities and Exchange Commission no later than May 20, 2025 and its failure to timely file the Company’s Form 10-K for the year ended December 31, 2024 by the filing due date of April 15, 2025.

The first letter stated that the Company is back in compliance with all of the NYSE American continued listing standards set forth in Part 10 of the NYSE American Company Guide. Specifically, the Company resolved the previously identified deficiencies under Sections 1003(a)(i), (ii), and (iii) of the NYSE American Company Guide referenced in the exchange’s letters dated October 6, 2023, December 20, 2023, and June 5, 2024. As a result, the “BC” indicator was removed and the Company was taken off the exchange’s list of noncompliant issuers as of the opening of trading on July 29, 2025. The Company will remain subject to NYSE Regulation’s normal continued listing monitoring going forward.

The second letter confirmed that the Company filed its previously delayed Form 10-K for the fiscal year ended December 31, 2024, and the Form 10-Q for the quarter ended March 31, 2025, on July 11, 2025. As a result, the Company has regained compliance with Section 1007 of the NYSE American Company Guide. The “LF” indicator on the Company’s NYSE pages was removed, and the Company was removed from the list of late filers maintained on the NYSE’s Listed Standards Filing Status page.

In addition, the shares of common stock issuable under outstanding convertible securities and the Purchase Agreement could result in downward price pressure on our common stock, which could cause our stock price to decrease below the $1.00 bid price minimum under NYSE listing standards. We would need to effect a reverse stock split prior to such an event to avoid a deficiency and automatic delisting procedures. For this purpose, we are seeking stockholder approval of a possible increase in our authorized common stock to enable the Board of Directors to effect a proportionate reverse split if needed to maintain compliance with NYSE’s minimum bid price requirements without reducing our authorized common stock.

If in the future we cease to comply with the listing standards of the NYSE, our common stock may be delisted which would adversely affect its future stock price and liquidity.

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

The Company intends to register the resale of initially up to 10,000,000 shares of common stock pursuant to an equity line of credit entered into on September 19, 2025. In addition, pursuant to Registration Rights Agreements entered into in connection with our sale of Series A-1 Convertible Redeemable Preferred Stock (“Series A-1”) and accompanying Warrants, Series B Convertible Redeemable Preferred Stock (“Series B”), as well as subsequent convertible promissory notes, we are obligated to register the resale of an additional up to 3,677,983 shares of common stock issuable to holders of those securities. See also the Risk Factor titled “We have issued multiple classes of preferred stock and other securities of the Company that will result in dilution to existing stockholders upon their conversion and exercise.”

In general, from time to time, certain of our stockholders may be eligible to sell all or some of their common shares by means of ordinary brokerage transactions in the open market pursuant to Rule 144 promulgated under the Securities Act of 1933, as amended (the “Securities Act”), subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), and current public information and notice requirements.

Sales of substantial amounts of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock. We cannot predict if and when selling stockholders may sell such shares in the public market.

We have issued multiple classes of preferred stock and other securities of the Company that will result in dilution to existing stockholders upon their conversion and exercise.

The issuance of common stock upon conversion of our Series A-1, our Series B, and our Series C will result in immediate and substantial dilution to the interests of other stockholders. These series of preferred stock are convertible into a total of up to 17,393,787 shares of common stock, subject to beneficial ownership limitations and certain adjustments. Further, the Series A-1 and Series B each allow the holders to convert at a reduced conversion price equal to 80% of the average of the five trading day volume weighted average price calculated as of the date an applicable conversion notice, subject to a floor price of $1.25. Although conversions are subject to stockholder approval and thereafter holders may not receive shares of common stock exceeding 4.99% of our outstanding shares of common stock immediately after affecting such conversion, this restriction does not prevent holders from receiving shares up to the 4.99% limit, selling those shares, and then receiving the rest of the shares it is due, in one or more tranches, while still staying below the 4.99% limit. In addition, outstanding Warrants issued in connection with the sales of Series A-1 since June 2025 entitle the holders thereof to receive additional shares of common stock upon exercises thereof. If holders choose to do this, it will cause substantial dilution to the then holders of our common stock. Additionally, the continued sale of shares issuable upon successive conversions will likely create significant downward pressure on the price of our common stock as holders sell material amounts of our common stock over time and/or in a short period of time. This could place further downward pressure on the price of our common stock and in turn result in holders receiving an ever-increasing number of additional shares of common stock upon conversion of its securities, and adjustments thereof, which in turn will likely lead to further dilution, reductions in the exercise/conversion price of holders securities and even more downward pressure on our common stock, which could lead to our common stock becoming devalued or worthless.

The Company’s stockholders are voting on whether to approve the conversions and exercises of the Series A-1, Series B, Series C and Warrants at the Company’s Annual Meeting scheduled for October 31, 2025 and, if such conversions and exercises are approved, it would result in substantial dilution to investors in the offering. While the Company has yet to file a registration statement registering the resale of the shares of common stock underlying these securities, it has a contractual obligation to do so, and even if such a registration statement is not filed and declared effective, the holders will be eligible to use Rule 144 under the Securities Act subject to applicable holding periods. Conversions and exercises and/or sales of the underlying shares by the holders of these securities will dilute investments in the offering, and would likely have a negative effect on the Company’s stock price.

Further, these series of preferred stock contain dividend rights and liquidation preferences in favor of the holders thereof that may operate to limit or reduce the rights of holders of our common stock, including with respect to dividends or liquidation events that may occur in the future. For example, the dividend rights of the preferred stock would reduce the Company’s ability to declare dividends while the preferred stock is outstanding. Further, the senior ranking in liquidation preference for the preferred stockholders would operate to reduce or eliminate any amounts which may otherwise have been available to common stockholders upon a dissolution or winding up of the Company. These terms could have a material adverse effect on the holders of our common stock.

Because the shares of common stock and warrants are being issued in a private placement transaction, shares of common stock so issued or issuable under the warrants will be restricted securities unless and until they may be resold by investors under an effective registration statement or pursuant to Rule 144.

Because the securities being sold to investors in the offering are being offered and sold pursuant to an exemption from the registration provisions of the Securities Act, such securities will be restricted securities. This means that the shares of common stock issued or issuable to investors cannot be resold by the investors until the registration statement pursuant to the Registration Rights Agreement has been filed and declared effective, or the conditions of Rule 144 under the Securities Act are satisfied. Investors will therefore be subject to the risks associated with an inability to sell or transfer shares unless and until one of these conditions has been met, which risk exacerbates the risks described elsewhere herein regarding the potential for stock price decline, dilution and other negative impacts on your investment.

The market price of our common stock has been volatile and may continue to be volatile.

The market price and trading volume of our common stock has been volatile in recent periods, and it may continue to be volatile. For example, thus far in 2025, our common stock has traded as low as $1.21 and as high as $13.60 per share. We cannot predict the price at which our common stock will trade in the future, and the price of our common stock may decline. The price at which our common stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the coffee industry, general economic, industry and market conditions, the depth and liquidity of the market for our common stock, fluctuations in coffee prices, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other Risk Factors discussed herein.

Because certain principal stockholders own a large percentage of our voting stock, other stockholders’ voting power may be limited.

As of October 2025, a relatively small number of stockholders own or controlled a substantial portion of our outstanding common stock. If those stockholders act together, they would have the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election of directors, amendment to our Articles of Incorporation, approvals required by the Rules of the NYSE American and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. These stockholders may make decisions that are adverse to your interests.

Our common stock could be further diluted as the result of the issuance of additional common stock, convertible securities, warrants or options.

We expect to need to issue additional shares of common stock and/or common stock equivalents in the near term in order to meet our capital requirements. Our issuance of additional common stock, convertible securities, options and warrants could affect the rights of our stockholders, result in a reduction in the overall percentage holdings of our stockholders, could put downward pressure on the market price of our common stock, could result in adjustments to conversion and exercise prices of outstanding notes and warrants, and could obligate us to issue additional common stock to certain of our stockholders.

Our Board of Directors may issue and fix the terms of shares of our preferred stock without stockholder approval, which could adversely affect the voting power of holders of our common stock or any change in control of our Company.

Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock, with par value $0.001 per share, with such designation rights and preferences as may be determined from time-to-time by the Board of Directors. Our Board of Directors is empowered, without stockholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our common stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Any such issuance would be subject to terms and conditions of any current offering that may disallow any such issuance.

We incur significant additional costs as a result of being a public company, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

We incur increased costs associated with corporate governance requirements that are become applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010, and the Exchange Act, as well as the rules of the NYSE American. These rules and regulations significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming, including due to increased training of our current employees, additional hiring of new employees, and increased assistance from consultants. These rules and regulations also make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board or as executive officers. Furthermore, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, our management team must devote substantial attention to interacting with the investment community and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of our business, including operational, research and development and sales and marketing activities. Increases in costs incurred or diversion of management’s attention as a result of becoming a publicly traded company may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibits	Description

2.1	Agreement and Plan of Merger dated December 31, 2019 by and among Canfield Medical Supply, Inc., SBG Acquisition, Inc., and Splash Beverage Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated January 7, 2020)

2.2	Form of Amendment No. 1 to the Agreement and Plan of Merger (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 7, 2020)

3.1	Articles of Incorporation filed with the secretary of State of Nevada (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on November 15, 2021)

3.2	Certificate of Amendment to the Articles of Incorporation filed with the secretary of State of Nevada (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on December 22, 2022)

3.3	Articles of Merger filed with the Secretary of State of the State of Nevada (incorporated by reference herein to Exhibit 2.2 filed with Form 8-K filed with the SEC on November 15, 2021)

3.4	Statement of Merger filed with the Secretary of State of the State of Colorado (incorporated by reference herein to Exhibit 2.3 filed with Form 8-K filed with the SEC on November 15, 2021)

3.5	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on December 22, 2022)

3.6	Certificate of Designation of Series A Preferred Stock (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on June 13, 2025)

3.7	Certificate of Change filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.2 filed with the Quarterly Report on Form 10-Q filed with the SEC on July 11, 2025)

3.8	Certificate of Designations, Preferences Rights and Limitations of the Series A-1 Convertible Redeemable Preferred Stock (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on June 26, 2025)

3.9	Certificate of Designations, Preferences Rights and Limitations of the Series B Convertible Redeemable Preferred Stock (incorporated by reference herein to Exhibit 3.2 filed with Form 8-K filed with the SEC on June 26, 2025)

3.10	Certificate of Designations, Preferences Rights and Limitations of the Series C Convertible Preferred Stock (incorporated by reference herein to Exhibit 3.3 filed with Form 8-K filed with the SEC on June 26, 2025)

3.11	Certificate of Amendment to the Articles of Incorporation of Splash Beverage Group, Inc. filed with the Nevada Secretary of State on August 29, 2025 (incorporated herein by reference to Exhibit 3.1 filed with the SEC on September 4, 2025)

3.12	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form 8-K filed with the SEC on November 15, 2021)

3.13	Amendment to Company Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on October 1, 2025)

3.14	Second Amendment to Company Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on October 17, 2025)

4.1	Form of A Warrant (incorporated by reference herein to Exhibit 4.1 filed with Form 8-K filed with the SEC on June 26, 2025)

4.2	Form of B Warrant (incorporated by reference herein to Exhibit 4.2 filed with Form 8-K filed with the SEC on June 26, 2025)

4.3	Form of Secured Convertible Promissory Note (incorporated herein by reference to Exhibit 4.1 with Form 8-K filed with the SEC on September 25, 2025)

10.1	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 with Form 8-K filed with the SEC on September 25, 2025)

10.2	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 with Form 8-K filed with the SEC on September 25, 2025)

10.3	Form of ELOC Agreement (incorporated herein by reference to Exhibit 10.3 with Form 8-K filed with the SEC on September 25, 2025)

10.4	License Agreement (incorporated herein by reference to Exhibit 10.4 with Form 8-K filed with the SEC on September 25, 2025)

10.5	Settlement Agreement (incorporated herein by reference to Exhibit 10.5 with Form 8-K filed with the SEC on September 25, 2025)

10.6	2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 with Form 8-K filed with the SEC on October 1, 2025)***

31.1	Certification of Principal Executive Officer*

31.2	Certification of Principal Financial and Accounting Officer*

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101	XBRL Exhibits

* Filed herewith

** Furnished herewith

*** Indicates management contract or compensatory plan, contract or agreement..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPLASH BEVERAGE GROUP, INC.

Date: November 19, 2025	By:	/s/ William Meissner
William Meissner, President
(Principal Executive Officer)

Date: November 19, 2025	By:	/s/ William Devereux
William Devereux, CFO
(Principal Accounting Officer and Principal Financial Officer)