Form 10-K
period 2025-12-31
SPLASH BEVERAGE GROUP, INC.
filed 2026-04-15
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the Registrant’s common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the Registrant’s most recently completed second quarter was $6,454,754.

On April 14, 2026, there were 9,953,538 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

SPLASH BEVERAGE GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

i

PART I

Except as otherwise indicated, references to “we”, “us”, “our”, “Splash” and the “Company” refer to Splash Beverage Group, Inc. and its wholly owned subsidiaries.

This Annual Report on Form 10-K (this “Annual Report” or this “Report”) contains “forward-looking statements” Forward-looking statements reflect our current view about future events. When used in this Report, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions, as they relate to us or our management, identify forward-looking statements. Such statements include, but are not limited to, statements contained in this Report relating to our business strategy, our future operating results and liquidity and capital resources outlook. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. They are neither statements of historical fact nor guarantees of assurance of future performance. We caution you therefore against relying on any of these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation our need for additional capital to resume our revenue-generating operations, our ability to raise the capital needed on favorable terms or at all, our ability to meet regulatory requirements including the rules of the New York Stock Exchange (the “NYSE”) and maintain the listing of our Common Stock on the NYSE American, our ability to meet our debt obligations and the negative financial and operational consequences of failing to do so, our ability to close our planned acquisition of a CBD business, and the risks and uncertainties disclosed in “Item 1A -Risk Factors” contained in this Report. Actual results may differ significantly from those anticipated, believed, estimated, expected, intended or planned.

Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 1. Business.

Company Overview

Historically, Splash was a portfolio company seeking to manage brands across viable growth segments within the consumer beverage industry. As a result of our lack of capital, we did not generate revenue from February 2025 until March 2026 when we delivered tequila as described below. Our beverage operations have historically not been profitable. Because of our lack of capital to generate revenue, our management reviewed strategic alternatives inside and outside of the beverage industry. As a result, on March 4, 2026 the Company entered into a non-binding letter of intent setting forth the principal terms of a potential acquisition of a leading manufacturer and multi-brand operator of federally compliant cannabinoid wellness products. See “Letter of Intent” immediately below for more information. As of the date of this Report, the Company has not entered into a definitive written agreement with respect to such potential transaction. The delay has been caused by a quest to make the acquisition tax-free for the target’s equity holders. Because the process for doing so would delay the closing of the proposed acquisition until late 2026, the Company has agreed to pay additional cash to the target company’s investors to cover their income taxes and reduce the equity component of the acquisition.

Letter of Intent

On March 4, 2026, Splash entered into a letter of intent (the “Letter”) with the target company, Medterra CBD, LLC (“Medterra”), a leading manufacturer and multi-brand operator of federally compliant cannabinoid wellness products. Pursuant to the Letter, the parties agreed in principal on the terms of a potential business combination between Medterra and the Company, which transaction is subject to due diligence and execution of a definitive written agreement and other applicable agreements, receipt of audited financial statements of Medterra and customary closing conditions. In addition, the Company shall be required to raise capital to pay off Medterra’s debt of approximately $10.4 million. The proposed terms for the acquisition reflect an enterprise value of Medterra of $37.6 million or the issuance of approximately 54.4 million shares of Common Stock, which assumes repayment of its outstanding debt and delivery of approximately $10,000,000 in cash to pay off and extinguish the debt of Medterra and to cover the income taxes of the Medterra equity holders. At closing the Company will issue Medterra investors a number of shares of the Company’s Common Stock equal to up to 19.99% of the Company’s Common Stock then outstanding, and the remaining shares will be of two series of convertible preferred stock (“Series X” and “Series X-1”) to be issued to Medterra’s equity holders based on their existing ownership interests in Medterra. The Series X and X-1 shares will convert at $0.50 per share. The Common Stock to be issued at the closing shall have full rights equal to all outstanding Common Stock, except the holders may not vote upon the stockholder approval of the change of control contemplated by the acquisition. The Letter also provides that the Company will issue Series X-1 to Medterra’s lender with the stated value based upon the equity value of Medterra. In exchange the lender shall cancel its warrants to purchase equity of Medterra.

The Company now expects it can close the acquisition of Medterra in May 2026. The closing will be subject to the Company’s planned meetings with investors during the week of April 13th and its ability to raise the necessary capital as well as reaching a definitive agreement with Medterra and the parties meeting the closing conditions.

Because the Company recently rescinded its June 2025 acquisition of certain water rights in Costa Rica, it derecognized the $20 million of stockholders’ equity which created a stockholders’ deficit of $15,300,828 at December 31, 2025. The NYSE American Rules required us to have at least $6 million in stockholders’ equity. With the expected stockholder’s equity created by the Medterra acquisition, the Company will be in compliance with the NYSE American Rules. The Company is seeking to meet with the NYSE American Staff as soon as possible. There is no assurance that the NYSE American will permit us to maintain the listing of our Common Stock. See Item 1A – “Risk Factors.”

Our Strategy

Our primary focus is to complete the acquisition of Medterra as described above under “Letter of Intent.”

In addition, we are focusing on re-commencing material revenue-generating operations through our beverage business, including through sales of our Chispo Tequila brand subject to obtaining sufficient capital. In the furtherance of this Chispo tequila opportunity, in December 2025 we purchased $50,000 of inventory for the potential Senior Frogs order described under “Chispo Tequila” below.

The Company did not make any sales in the 2025 calendar year after March 2025 due to its lack of capital resources. The Company estimates that it will initially require $3,000,000 for the Chispo brand as well as general and administrative expenses for the next 12 months.

Chispo Tequila

Chispo is a tequila brand which we recently began distributing to one customer. See “Senor Frogs Selection” below. Chispo is an authentic blue agave blanco tequila, with fresh, sweet citrus, herbal floral notes ideal for cocktail mixing. We have entered into an arrangement with the Chispo producer under which we agreed to distribute the brand in certain states in the U.S., as well as in Guatemala and Europe. We expect that we will need approximately $500,000 in new financing to implement this business.

CHISPO
Tequila
You're on your way
Tequila
BLANCO
Tequila
CRAFTED WITH
AGAVE
AZUL
BLANCO
CHISPO
PRODUCT OF MEXICO

Senior Frogs Selection

In January 2026 the Company announced that Senor Frog’s, an internationally recognized restaurant and entertainment brand known for its vibrant atmosphere and authentic cuisine, selected Chispo Tequila as its house tequila across an initial group of locations in Florida, the Bahamas, and Mexico. Senor Frog’s belongs to Grupo Anderson’s Mexico who owns more than 50 business units and 15 distinct restaurant brands across 4 countries. In March 2026, we shipped initial inventory to a distributor which we expect will permit us to recognize revenue for the three months ended March 31, 2026.

The rollout marks Chispo’s first high-profile national hospitality partner, providing early validation of the brand’s positioning and quality as it begins to scale in the on-premise channel. Senor Frog’s selected Chispo following an extensive evaluation of authentic tequila brands, with a focus on taste profile, consistency, and resonance with its broad and diverse customer base. Chispo’s smooth character and approachable style distinguished it in a competitive field of premium and value-positioned tequilas. Chispo Tequila is produced in Jalisco, Mexico in partnership with ZB Distillery, a respected distilling operation known for its commitment to quality and traditional tequila craftsmanship.

Costa Rica Water

On June 25, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with a third party (the “Seller”) under which the Seller sold certain water assets located in Costa Rica to the Company in exchange for $20 million of Series C Convertible Preferred Stock (the “Series C”). The Company issued the Series C to the Seller. Section 1.04 of the Asset Purchase Agreement required the Seller to deliver the water assets by December 31, 2025 or pay the Company $20 million in cash. Section 1.04 of the Asset Purchase Agreement further stated that failure to deliver either the water assets or the $20 million by December 31, 2025 rendered the Series C to be “null, void, and of no further force or effect.” The Seller failed to comply with either requirement. As a result, on April 14, 2026, the Board of Directors of the Company terminated the Asset Purchase Agreement and cancelled the Series C effective December 31, 2025.

Competition

We compete with a large variety of other companies in the marketplace for the sale of alcoholic products. The beverage sector is highly competitive, and include international, national, regional and local producers and distributors. Competitive factors in the beverage industry include price and promotional activity, advertising and marketing programs, point-of-sale merchandising, retail space management, customer service, product differentiation, packaging innovations and distribution methods.

Manufacturing and Co-packing

Although we are responsible for manufacturing tequila products, we do not directly manufacture these products, but instead outsource such manufacturing to third party bottlers and contract packers and distillers.

Chispo products are manufactured in Mexico, under contract manufacturing arrangements. These co-packaging arrangements are terminable upon request and do not obligate us to produce any minimum quantities of products within specified periods.

Historically our business strategy has entailed purchasing concentrates, flavors, dietary ingredients, cans, bottles, caps, labels, and other components and ingredients for our beverage products from our suppliers, which are delivered to our manufacturing operations and various third-party bottlers and co-packers. In some cases, certain common supplies may be purchased by our various third-party bottlers and co-packers. Depending on the product, the third-party bottlers or packers add other ingredients for the manufacture and packaging of the finished products into our approved containers in accordance with our formulas.

Distribution

For our beverage-alcohol products, we operated within what is referred to as a “Three Tier Distribution System” where manufacturers are not permitted to sell directly to retailers, but instead contract for local and regional distribution with independent distributors. These distributors typically have geographic rights to distribute major beverage brands and call on every store in a given area such as major cities or regions. Our President and CMO has extensive experience working within this channel and believes that we may be successful in building a strong network of these distributors.

In addition to working with these independent distributors, we also previously established distribution arrangements with national retail accounts.

Employees

We have one full-time employee our President who has extensive experience in the beverage business, one part-time employee, our Chief Financial Officer and a part-time accounting consultant. All of our employees and our consultant work remotely.

Listing on the NYSE American

Our Common Stock is listed on the NYSE American exchange under the ticker symbol “SBEV”.

Corporate Information

We are a Nevada corporation. Our website address is www.splashbeveragegroup.com. Our website is not incorporated into this Report.

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

RISKS RELATED TO OUR BUSINESS

Risks Related to our Financial Condition

Our auditors have included an explanatory paragraph in their opinion regarding our ability to continue as a going concern. If we are unable to continue as a going concern, our stockholders will lose all or some of their investments.

Rose, Snyder & Jacobs LLP, our independent registered public accounting firm for the fiscal year ended December 31, 2025, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2025, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. This has continued as of the date of this Report.

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

In order to continue and fund its operations, the Company will be required to obtain additional resources through sales and issuances of equity to successfully execute its business plans and keep the Common Stock listed on the NYSE American. No assurances can be given the Company will be successful in raising additional capital, if needed, or on acceptable terms. Sales of Common Stock or Common Stock equivalents would have the effect of diluting existing stockholders. If we are unable to raise the necessary capital on favorable terms, within the timeframes needed or at all, we could be forced to cease operations, and you could lose all or some of your investment.

Because we lack the required $6 million of minimum stockholders’ equity currently as well at December 31, 2025, our Common Stock may be delisted by the NYSE American.

On April 7, 2025, the NYSE American notified the Company that as a result of its failure to comply with the applicable continued listing rules including maintaining the required minimum stockholders’ equity, it determined to commence proceedings to delist the Company’s Common Stock from the exchange. The Company appealed the determination.

On June 25, 2025, we acquired our Water Assets by issuing the Seller shares of our Series C Convertible Preferred Stock. The Series C contains a stated value of $20 million. Under Generally Accepted Accounting Principles, we accounted for this issuance by including $20 million of non-current assets on our balance sheet. On April 14, 2026, the Company rescinded the transaction and canceled the Series C in accordance with the provisions of the Asset Purchase Agreement, effective December 31, 2025. If we can complete the acquisition of Medterra, we expect we will have stockholders’ equity substantially above the $6 million minimum requirement. We cannot assure you that we will complete the acquisition of Medterra or that the NYSE American will permit our Common Stock to remain listed both prior to the planned closing and after the closing of the Medterra acquisition.

Because we lack the capital to acquire inventory and market our products, we have generated no revenue in 2025 after the three months ended March 31, 2025, making our ability to remain in operation more difficult, and there are substantial doubts as to our ability to continue as a going concern.

As reflected in this the consolidated financial statements contained in this Report, we had only $442,732 in net revenues for the year ended December 31, 2025. In fact, we did not generate any revenue in fiscal year 2025 after the three months ended March of 2025 due to a lack of operating capital which has hindered the Company’s ability to generate sales since that time. In order to generate material revenue, we estimate requiring at least $2,000,000 of working capital in order to acquire inventory and re-commence minimal operations. This does not include our plans for the Chispo tequila business which will require substantial additional capital. Specifically, management estimates needing approximately $500,000 to achieve its full year goals. In addition, we need approximately $3 million in working capital to grow our business, pay our current management, including benefits, an accounting consultant and the public company costs we are required to pay.

We have also entered into the Letter of Intent with Medterra contemplating a potential business combination with that entity. Assuming we enter into a definitive Agreement with Medterra and close the acquisition, we expect we will need approximately $10,000,000 to pay its indebtedness and the income taxes of Medterra’s investors and are working with capital partners and investors to attempt to raise an additional $25,000,000 at or subsequent to the closing of the proposed transaction to expand Medterra’s existing operations and sales inclusive of their participation in the recently launched federal CMS pilot program, additional working capital, and reserves. See “Risk Factors - Risks Related to. Our Business.”

Our lack of cash resources has prevented us from carrying on our commercialization activities. In addition, our lack of working capital has prevented us from marketing our products. Further, even if we can access the necessary capital, the Company must determine whether and what extent to invest such capital into various aspects of our business, including recommencing sales of beverage products, and we may be unsuccessful in developing and executing a business plan in this regard. Unless we raise enough money to not only pay our ongoing general and administrative expenses but also market our products and purchase inventory, we will not be able to remain operational.

We have experienced recurring losses from operations and negative cash flows from operating activities and anticipate that we will continue to incur significant operating losses before reaching profitability.

We have experienced recurring losses from operations and negative cash flows from operating activities. We expect to continue to incur significant expenses related to our ongoing operations and generate operating losses for the foreseeable future. The size of our losses will depend, in part, on the rate of future expenditures, our ability to execute our business plan and our ability to generate revenues. We incurred a net loss from continuing operations of approximately $25.2 million including $14.2 million of non-cash items for the year ended December 31, 2025.

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

We may become subject to litigation in connection with our cancellation of the Series C that we had previously issued under the Asset Purchase Agreement related to certain water assets.

Following the cancellation of the Series C that we had previously issued to the Seller under the Asset Purchase Agreement related to certain water assets located in Costa Rica, the Seller may determine to sue us challenging our position with respect to such cancellation. Specifically, Section 1.04 of the Asset Purchase Agreement required the Seller to deliver the water assets by December 31, 2025 or pay the Company $20 million in cash, and further stated that failure to deliver either the water assets or the $20 million by December 31, 2025 rendered the Series C to be “null, void, and of no further force or effect.” As a result, the Company cancelled the Series C effective December 31, 2025. While the Company believes that it has adequate evidence demonstrating that the Seller failed to comply with either requirement, the Seller may nonetheless seek to sue the Company claiming that the Company was not entitled to cancel the Series C. Any resulting litigation which may arise from the foregoing could require us to incur significant costs and expenses, subject us to uncertainty with respect to our outstanding capital stock and any potential future transactions (including the potential business combination with Medterra), and divert our limited personnel and resources away from operational matters and strategic initiatives.

Risks Related to our Business

If we are unable to enter into a definitive agreement and close an acquisition of Medterra following our entry into a non-binding Letter of Intent on March 4, 2026 as described elsewhere in this Report, the Company and its stockholders will not receive the anticipated and intended benefits of such acquisition, and the Company would be forced to pursue alternative acquisitions or strategic transactions.

As disclosed elsewhere in this Report, we recently entered into a Letter of Intent with Medterra, a leading manufacturer and multi-brand operator of cannabinoid wellness products. Pursuant to the Letter, the parties agreed in principal on the terms of a potential business combination between Medterra and the Company, subject to due diligence and execution of a definitive written agreement and other applicable agreements, receipt of the 2025, audited financial statements of Medterra and customary closing conditions. In addition, the Company needs approximately $10.4 million of cash to close the transaction. The proposed terms for the transaction represent an enterprise value of Medterra of $37.6 million or the issuance of approximately 54,400,000 shares of Common Stock, which assumes repayment of its outstanding debt. This would represent substantial dilution to the Company’s existing stockholders.

While the closing of the acquisition would result in us becoming the parent holding company of a leading manufacturer and seller of cannabinoid products, the closing may not occur, including due to regulatory challenges arising from cannabis laws and the NYSE American requirements, our ability to raise the necessary cash and negotiate the definitive agreement, due diligence, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close, and other events and requirements that may not occur on favorable terms or at all and subject any potential transaction to substantial uncertainty. The Letter is non-exclusive and does not provide us with any recourse if Medterra were to decline to move forward with a transaction with us. The Letter also envisions us being required to raise a substantial amount of additional capital shortly following the closing of the business combination, which would further dilute our existing stockholders and could subject us to onerous terms that harm our ability to operate or pursue strategic transactions and alternatives. Even if we do acquire Medterra and raise the necessary capital to fund post-transaction operations in the future, there can be no assurance that such a development will yield the intended or expected benefits, result in sustained increases in prices and or volume of trading in our Common Stock, or otherwise create a meaningful return on investment or value to our stockholders.

Further, if we fail to enter into a definitive written agreement or a business combination does not close, all of the time and capital resources expended by the Company in such pursuit of such a transaction may be lost and unrecoverable by the Company or its stockholders. Unanticipated issues which may be beyond our control or that of the seller may arise that force us to suspend our pursuit of the target, including those referred to elsewhere herein. Such risks are inherent in any search for a new business and investors should be aware of them before investing in an enterprise such as ours.

Our strategic initiatives including acquisitions and divestitures may not be successful and may divert our management’s attention away from operations, and could create general customer uncertainty.

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

If we fail to successfully integrate acquired assets or businesses, or if integrated, failure to further the Company’s business strategy, may result in the Company’s inability to realize any benefit from such acquisition or other adverse consequences.

As disclosed above under “Business-Letter of Intent”, we are in discussions concerning a potential acquisition of Medterra contemplated by the Letter of Intent with that entity. Unidentified liabilities or other issues may arise with respect to the businesses and assets we have acquired or may in the future acquire, which could expose us to litigation, unexpected costs, regulatory actions and other negative events that could materially harm our business and financial condition. Further, we intend for = any such acquisitions to be a critical part of our business plan moving forward, subject to accessing the necessary capital, and such acquisitions may not yield the benefits expected or desired for our business.

In addition, even if we can access the necessary capital, we may face challenges in integrating and utilizing any acquired business or assets, particularly given any such undertaking will require the investment of resources to monetize and integrate into our other operations. Even if we can access the necessary capital to further these efforts we may be unable to effectively manage these efforts without incurring extensive additional costs or at all. This would put a further strain on our already limited personnel and resources. Further, the long-term commercial success of any such undertaking will depend on our ability to timely and in a cost-effective manner pursue and develop an infrastructure and network to obtain and distribute products in high quantities and in compliance with applicable regulatory and commercial requirements. If we are unsuccessful in navigating these challenges with respect to any acquired business or assets, it could fail to result in benefits to our Company, and we could be materially adversely affected by any of the foregoing events.

In general, the consummation and integration of any acquired business or assets into the Company may be complex and time-consuming and, if such businesses and assets are not successfully integrated, the Company may not achieve the anticipated benefits, cost-savings or growth opportunities. Furthermore, these acquisitions and other arrangements, even if successfully integrated, may fail to further the Company’s business strategy as anticipated, expose the Company to increased competition or other challenges with respect to the Company’s products or geographic markets, and expose the Company to additional liabilities associated with an acquired business, technology or other asset or arrangement. There are no guarantees that the Company will successfully consummate such acquisitions, and even if the Company consummates such acquisitions, the procurement of applications for licenses required to sell or distribute related products may never result in the grant of a license by any state or local governmental or regulatory agency and the transfer of any rights to licenses may never be approved by the applicable federal, state and/or local governmental or regulatory agency.

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

Additionally, failure to introduce new brands, products or product extensions into the marketplace as current ones mature and to meet the changing preferences of consumers could prevent us from gaining market share and achieving long-term profitability. Product lifecycles can vary, and consumer preferences and loyalties change over time. Although we try to anticipate these shifts and innovate new products to introduce to our consumers, we may not succeed. Consumer preferences also are affected by factors other than taste, such as health and nutrition considerations and obesity concerns, shifting consumer needs, changes in consumer lifestyles, increased consumer information and competitive product and pricing pressures. Sales of our products may be adversely affected by negative publicity associated with these issues. If we do not adequately anticipate or adjust to respond to these and other changes in consumer preferences, we may not be able to maintain and grow our brand images, and our sales may be adversely affected.

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

International trade developments, including tariffs and geopolitical conflicts, could adversely impact our business.

International trade developments, including heightened tariffs imposed by the United States under the Trump Administration on goods imported from various countries, tariffs imposed by foreign countries in retaliation, and litigation and uncertainties surrounding these developments, could adversely impact our business. Further, geopolitical conflicts such as the conflict with Iran and its proxies have had and are expected to continue to have an adverse impact on supply chains and the costs of purchasing and transporting goods. We and third parties on which we depend source various supplies used in our products from foreign countries, and tariffs and other international trade developments could therefore result in inflationary pressures that directly impact our costs for manufacturing and marketing products. These developments could also adversely impact global supply chains which could further increase costs for us and/or delay delivery of key inventories and supplies.

Significant new or increased tariffs, import and excise duties, or other taxes on or impacting beverage products, including raw and packaging materials, such as on imports from Mexico and exports to countries in which we plan to sell our products such as the United Arab Emirates from which we source many of our supplies for our products, and any additional retaliatory tariffs imposed by those governments on products imported into the U.S., could have a material adverse effect on our business, liquidity, financial condition, and results of operations. These developments continue to pose a significant risk to our business as well as the U.S. and global economies, including by shifting consumer behaviors, inhibiting sales, increasing costs, causing further economic and supply chain disruptions and inflationary pressures, and reducing economic activity. For example, if the costs of our products increase, we and our collaborators may be forced to increase the prices at which such products are sold, which could in turn reduce demand for and sales of those products, thereby negatively impacting our operating results. Alternatively, the heightened production costs would also have a negative impact on operating results even absent a decline in sales. Further, increases in the cost of oil and other resources used in the production and transportation of products could have a material adverse effect on the acquisition and use of such resources and gross margins.

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

Following President Trump’s inauguration in January 2025, certain trends and events have unfolded and continue to evolve and develop which are affecting and have the potential to further affect the global and United States capital markets and economies, including the inflation caused by the conflict with Iran, the continued high central bank interest rates, the imposition and threat of tariffs as well as subsequent developments and uncertainties surrounding tariffs, trade wars among nations and ongoing wars and geopolitical conflicts, and uncertain capital markets with significant volatility and declines in leading market indexes thus far 2026. The duration and scope of these events and their impact are at best uncertain, and their continuation may result in negative consequences on the U.S. or global economies.

The impositions of tariffs by the U.S. and any retaliatory actions by foreign countries, as well as refunds on tariffs following the U.S. Supreme Court’s ruling to strike down certain tariffs, could contribute to higher inflation and reduced economic activity for a prolonged period of time, thereby delaying any rate reductions or potentially resulting in rate increases in the future, as well as reduced demand for mortgages. Similarly, the wars in the Middle East and the Ukraine could also contribute to increased and prolonged inflation including by increasing the price of oil and causing adverse impacts on supply chains. These uncertainties and developments could result in supply chain issues, higher prices for goods and services or other adverse consequences on us and our vendors. In addition, these events come with an increased probability for an economic downturn or recession by making it more difficult for businesses to borrow money and individuals to maintain employment.

These developments follow the increase in interest rates that began in 2022 as the Federal Reserve in U.S. and central banks in other jurisdictions have sought to combat inflation. While in the U.S. inflation has declined, the conflict with Iran seems likely to having another inflationary impact. Further many economists view additional increases in inflation as a likely or possible consequence of these developments. Uncertainty surrounding rising or elevated prices and concerning the state and prospects for the U.S. and global economies and capital markets in the near term remains and has amplified due to the factors described above. If inflation does not fall low enough and/or the Federal Reserve declines to reduce interest rates in the near term, or tariffs and related developments adversely impact the economy, the result could be tipping the U.S. economy into a recession. In the wake of these events, the U.S. and global capital markets have demonstrated substantial volatility in the first quarter of 2026, as many investors consider economic outlooks to be uncertain and consider the risk of a recession and a decline in the marketplace to be increasingly probable or imminent. Ultimately the economy may turn into a recession with uncertain and potentially severe impacts upon the public capital markets and us. Among the potential consequences could be a substantial decline in stock prices including ours, a reduction in demand for securities of public companies (which may be more prevalent for smaller companies such as us) and more difficulty for us to raise capital we need and accessing capital on favorable terms or at all as a result.

As our ability to continue to operate will be dependent on raising capital, any adverse impact to markets as a result of these developments, including due to increased market volatility, decreased availability in third-party financing and/or a deterioration in the terms on which it is available (if at all), could negatively impact our business, results of operations, cash flows, financial condition, and/or prospects. The extent of any potential impact is not yet determinable, however.

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

The Company estimates that it requires a minimum of approximately $500,000 of additional capital to begin pursuing its Chispo business strategy beyond the Senior Frog opportunity. If we can raise sufficient capital to pursue this business strategy, we will depend on a distiller in Jalisco, Mexico for the tequila certification, production, bottling, labeling, capping and packaging of our finished tequila product. We do not have a written agreement with our distiller in Mexico obligating it to produce our product. The termination of our relationship with our distiller in Mexico or an adverse change in the terms of its services could have a negative impact on our business. If our distiller in increases its prices, we may not have alternative sources of supply at comparable prices and may not be able to raise the prices of our products to cover all, or even a portion, of the increased costs. In addition, if our distiller in Mexico fails to perform satisfactorily, fails to handle increased orders, or we lose the services of our distiller in Mexico, along with delays in shipments of products, it could cause us to fail to meet orders, lose sales, incur additional costs, and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with our customers and consumers, ultimately leading to a decline in our business and results of operations.

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

Further, Robert Nistico, our former Chief Executive Officer, resigned as Chief Executive Officer (but not as a director) effective November 14, 2025 and William Devereux, our former Chief Financial Officer, resigned as Chief Financial Officer effective November 30, 2025. Following these resignations, William Meissner, our President, became our principal executive officer, and we hired Marty Scott as our Interim Chief Financial Officer. We may be unable to attract, hire our maintain sufficient management-level employees and key personnel within a reasonable timeframe or under favorable terms, including due to the uncertainties relating to our lack of capital as well as the fierce competition for qualified candidates for such positions both within our industry and for public companies generally.

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

If we complete the acquisition of Medterra, its CBD business will face substantial and challenging regulations. Government regulation of cannabinoids remains dynamic, multi-layered, and complex. The sale of CBD products are influenced by federal law, state legislation, and international regulatory frameworks, each of which shapes the permissible scope of manufacturing, marketing, labeling, distribution, and sale of such products. If we acquire Medterra, we will therefore be required to devote significant resources to monitoring regulatory developments and adjusting operations accordingly and may not be able to achieve the benefits anticipated or sought from such acquisition due to any adjustments to Medterra’s operations or other adverse developments which may arise from the foregoing.

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

Contamination of any of our products could force us to destroy inventory we hold and could cause the need for a product recall, which could significantly damage our reputation for product quality.

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

Certain of our contemplated operations are outside of the United States, and there can be no assurance that these products that we sell will be accepted or be successful in any particular foreign market, due to local or global competition, product price, cultural differences, and consumer preferences or otherwise. There are many factors that could adversely affect demand for our products in foreign markets, including our inability to attract and maintain key distributors in these markets; volatility in the economic growth of certain of these markets; changes in economic, political or social conditions, tariffs including retaliatory tariffs, the status and renegotiations of the North American Free Trade Agreement, imposition of new or increased labeling, product or production requirements, or other legal restrictions; restrictions on the import or export of our products or ingredients or substances used in our products; currency fluctuations, and increased costs of doing business due to compliance with complex foreign laws and regulations. If we are unable to effectively operate or manage the risks associated with operating in international markets, our business, financial condition or results of operations could be adversely affected.

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

For example, in early 2026 we experienced a hacking incident wherein a malicious third party attempted to impersonate our President to divert funds. While the Company ultimately avoided losses from this incident, this event or similar events in the future could cause substantial financial, reputational and/or operational harm on us or third parties with whom we conduct business. It also delayed us several days from receiving funds we were owed under ELOC Agreement at a time when we had a need for the funds.

This incident reminded us of the need to adopt and maintain appropriate measures to mitigate potential risks to our technology infrastructure and our operations from these IT-related and other potential disruptions. However, given the unpredictability of the timing, nature and scope of any such IT failures or disruptions, as well as our limited resources and personnel, we could potentially be subject to downtimes, transactional errors, processing inefficiencies, operational delays, other detrimental impacts on our operations or ability to provide products to our customers, the compromising of confidential or personal information, destruction or corruption of data, security breaches, other manipulation or improper use of our systems and networks, financial losses from remedial actions, loss of business or potential liability, and/or damage to our reputation, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

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

A material weakness exists over our financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis. As disclosed in this Report under “Item 9A-Controls and Procedures”, we have identified material weaknesses in the Company’s internal controls related to a limited segregation of duties due to our limited resources and insufficient accounting employees, resulting in a lack of controls to ensure maintenance of documentation supporting transactions recorded in the Company’s accounting records. Management has determined that these material weaknesses which result in material misstatements of significant accounts and disclosures that could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. In addition, due to limited staffing, we are not always able to detect minor errors or omissions in reporting. Once we obtain sufficient working capital, we intend to remediate the material weaknesses. It is possible that the material weaknesses over our financial reporting or the discovery of additional material weaknesses and their possible effect on our financial and operating results, could have material and adverse effect on our stock price and investor confidence.

Risks Related to our Securities and Other Risks

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

On September 19, 2025 the Company entered into the (“ELOC Agreement”) with C/M Capital Master Fund, LP (“C/M”) pursuant to which, subject to certain terms and conditions set forth therein, the Company may sell and issue to C/M shares of Common Stock for total gross proceeds of up to $35 million. The Company recently registered up to 10,000,000 shares of Common Stock pursuant to the ELOC Agreement. Since then, the Company has sold a total of 4,840,254 shares under the ELOC Agreement for total gross proceeds of $1,917,709 as of April 14, 2026. In addition, pursuant to Registration Rights Agreements entered into in connection with our sale of Series A-1 and accompanying Warrants, Series B, as well as subsequent convertible promissory notes, we recently registered the resale of an additional up to 7,765,238 shares of Common Stock issuable to holders of those securities. See also the Risk Factor titled “We have issued multiple classes of preferred stock and other securities of the Company that will result in dilution to existing stockholders upon their conversion and exercise.”

Due to the passage of time many shares of our Common Stock outstanding or issuable upon conversion or exercise of derivative securities, including securities that were issued in 2025, are or may become sellable under Rule 144 under the Securities Act of 1933 (the “Securities Act”). In general, from time to time, certain of our stockholders may be eligible to sell all or some of their common shares by means of ordinary brokerage transactions in the open market pursuant to Rule 144, subject to certain limitations. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), and current public information and notice requirements.

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

The issuance of Common Stock upon conversion of our outstanding convertible preferred stock will result in immediate and substantial dilution to the interests of other stockholders. These series of preferred stock are convertible into a total of up to 7,635,998 shares of Common Stock, subject to beneficial ownership limitations and certain adjustments. Further, the Series A-1 and Series B each allow the holders to convert at a reduced conversion price equal to 80% of the average of the five trading day volume weighted average price calculated as of the date an applicable conversion notice, subject to a floor price of $1.25. The Series A-1 and Series B each entitle the holders thereof to quarterly dividends which may be paid in Common Stock in lieu of cash. Although conversions are subject to stockholder approval and thereafter holders may not receive shares of Common Stock exceeding 4.99% of our outstanding shares of Common Stock immediately after affecting such conversion, this restriction does not prevent holders from receiving shares up to the 4.99% limit, selling those shares, and then receiving the rest of the shares it is due, in one or more tranches, while still staying below the 4.99% limit. In addition, outstanding Warrants issued in connection with the sales of Series A-1 since June 2025 entitle the holders thereof to receive additional shares of Common Stock upon exercises thereof. If holders choose to do this, it will cause substantial dilution to the then holders of our Common Stock. Additionally, the continued sale of shares issuable upon successive conversions will likely create significant downward pressure on the price of our Common Stock as holders sell material amounts of our Common Stock over time and/or in a short period of time. This could place further downward pressure on the price of our Common Stock and in turn result in holders receiving an ever-increasing number of additional shares of Common Stock upon conversion of its securities, and adjustments thereof, which in turn will likely lead to further dilution, reductions in the exercise/conversion price of holders securities and even more downward pressure on our Common Stock, which could lead to our Common Stock becoming devalued or worthless.

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

The market price and trading volume of our Common Stock has been volatile in recent periods, and it may continue to be volatile. For example, thus far in 2026 through April 10, 2026, our Common Stock has traded as low as $0.34 and as high as $0.98 per share. We cannot predict the price at which our Common Stock will trade in the future, and the price of our Common Stock may decline. The price at which our Common Stock trades may fluctuate significantly and may be influenced by many factors, including our financial results, developments generally affecting the beverage industry, general economic, industry and market conditions, the depth and liquidity of the market for our Common Stock, fluctuations in prices and costs, investor perceptions of our business, reports by industry analysts, negative announcements by our customers, competitors or suppliers regarding their own performances, and the impact of other Risk Factors discussed herein.

Our Common Stock could be further diluted as the result of the issuance of additional Common Stock, convertible securities, warrants or options.

We expect to need to issue additional shares of Common Stock and/or Common Stock equivalents in the near term in order to meet our capital requirements and to close the Medterra acquisition or strategic transaction. Our issuance of additional Common Stock, convertible securities, options and warrants could affect the rights of our stockholders, result in a reduction in the overall percentage holdings of our stockholders, could put downward pressure on the market price of our Common Stock, could result in adjustments to conversion and exercise prices of outstanding notes and warrants, and could obligate us to issue additional Common Stock to certain of our stockholders.

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

Our Articles of Incorporation authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock, with par value $0.001 per share, with such designation rights and preferences as may be determined from time-to-time by the Board of Directors (the “Board”). Our Board is empowered, without stockholder approval, to issue shares of preferred stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of our Common Stock. In the event of such issuances, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of our company. Any such issuance would be subject to terms and conditions of any current offering that may disallow any such issuance.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Like all companies that utilize technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, our goal to take a comprehensive approach to cybersecurity risk management. Our lack of capital has prevented us from having a more robust cybersecurity program. The company’s data and its security is actively managed with oversight from a 3rd party IT provider. Due to the lack of capital, we have not devoted sufficient resources to cybersecurity. We intend to make investments to maintain the security of our data and cybersecurity infrastructure when feasible including based on our access to sufficient capital. There can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective. We do not believe that risks from prior cybersecurity threats have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that future attacks will not materially affect us, including our business strategy, results of operations, or financial condition. in early 2026 we experienced a hacking incident wherein a malicious third party attempted to impersonate our President to divert funds.

Item 2. Properties.

We do not maintain a physical office. The address listed in this Report is a PO Box which receives our mail.

Item 3. Legal Proceedings.

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

On August 14, 2024, TapouT, LLC, (“TapouT”), filed a Complaint against the Company in the Supreme Count of New York for New York County (the “Court”). The Complaint pertains to breach of a certain Licensing Agreement dated December 8, 2011, under which the Company became a successor in interest on July 1, 2013, pursuant to an amendment to the Licensing Agreement.

TapouT alleges that as a result of an unpaid invoice they had exercised their right pursuant to section 22 of the Licensing Agreement to terminate the Licensing Agreement. TapouT alleges that as a result of the aforementioned termination, pursuant to the Licensing Agreement, they are owed all unpaid fees and other amounts payable become immediately due. As a result, TapouT have brought two causes of action, the first being breach of contract for the unpaid invoice and the second for accounts stated for all unpaid fees and other amounts payable. TapouT, LLC is seeking approximately $1,700,000 for termination of the Licensing Agreement. The Company does not view this as a reasonable amount given that the Company believes TapOut LLC did not fulfill their obligations pursuant the Licensing Agreement. The Company believes the case will be settled for a lower amount and has booked a legal reserve of $330,000 as the estimate for the potential liability. The parties have had multiple mediation sessions and are continuing their efforts to seek an amicable resolution. If these mediation efforts do not yield a settlement agreement, then the Company anticipates that litigation shall continue.

The Company is in the process of resolving alleged and potential claims from investors that are referred to as the “Uptime Investor Claims.” A settlement agreement is in place, and revisions to the same are being negotiated by the Company’s counsel after alleged defaults occurred under the original agreement. There is a chance that the subsequent revised agreements are not finalized and litigation could ensue, however the Company will exhaust all efforts to finalize the revised agreements as quickly as possible.

The Company intends to take all necessary steps to continue to vigorously defend against the action. The parties meet regularly on this matter in an attempt to settle the matter prior to the court date, but to date no settlement offer has been agreed upon.

On April 14, 2026, the Company was served with a Notice of Claim for Wages made by Miguel Ramirez, a former employee of the Company, demanding back wages in the amount of $32,154.70 and asserting that additional penalties of $12,480 and other remedies of $5,000 are payable in connection with the claim. The claim was filed with the State of Nevada's Department of Business and Industry, Office of the Labor Commissioner. The Company intends to investigate the claim.

The Company is party to various credit facilities, loan agreements, notes, leases, guarantees, settlement arrangements and other financing and contractual obligations (collectively, the “Obligations”), certain of which contain affirmative and negative covenants, financial maintenance requirements, performance obligations, cross-default provisions and other restrictions customary for obligations of this type. From time to time, the Company may be in default, or may be deemed to be in default, under one or more of its Obligations, including as a result of covenant breaches, payment defaults, failures to satisfy performance or reporting requirements, breaches of contractual terms, non-compliance with settlement obligations, cross-default triggers, or other events of default. There can be no assurance that the Company will be able to comply with all such covenants and obligations in the future or that any such defaults will not occur.

While any such defaults or breaches may arise under individual Obligations, the aggregate principal amount and associated liabilities of such Obligations, taken together, may be material to the Company. The existence of any actual or alleged default or breach could permit lenders, counterparties or other stakeholders to accelerate repayment, terminate commitments, enforce settlement terms, exercise remedies against collateral, pursue damages or other contractual remedies, or otherwise initiate enforcement or legal proceedings, including pursuant to cross-default or cross-acceleration provisions in other agreements. There can be no assurance that any such counterparties would not exercise such rights or that the Company would be able to cure any such defaults, obtain waivers, or otherwise avoid the exercise of remedies.

Any such events, whether individually or in the aggregate, could have a material adverse effect on the Company’s business, financial condition, liquidity, results of operations and ability to continue as a going concern. In addition, the Company may be required to seek waivers, amendments, forbearance arrangements, refinancings or other accommodations from its creditors or counterparties, which may not be available on favorable terms, or at all, and there can be no assurance that the Company will be able to obtain any such relief on acceptable terms or within required timeframes.

The Company owes an estimated $4.7 million to certain creditors for past due amounts. The Company is in discussions with these creditors and is seeking to negotiate an acceptable resolution and settlement of these balances. However, no assurances can be made that a resolution will be met, in which case we may face litigation from these creditors.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock is publicly traded on the NYSE American under the symbol “SBEV”.

Aggregate Number of Holders of Common Stock

As of April 14, 2026, there were 9,953,538 shares of Common Stock issued and outstanding. As of April 14, 2026, approximately 280 holders of record of our Common Stock in addition to beneficial owners who hold their shares at accounts with broker-dealers.

Dividends

We have not declared any cash dividends on our Common Stock since inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings, if any, for use in our business operations. Any decisions as to future payment of cash dividends will depend on our earnings and financial position and such other factors as the Board deems relevant.

Purchases of Equity Securities by the Issuer.

There were no repurchases of our Common Stock during the year ended December 31, 2025.

Item 6. [Reserved]

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

Business Overview

From 2020, we have been engaged in the beverage businesses, although we have not generated revenue since February 2025.

The Company’s efforts to commercialize its beverage products as described under “Business”. In addition, the Company is pursuing potential strategic alternatives, including a potential acquisition as described above under “Business-Letter of Intent.”

RESULTS OF OPERATIONS

Our consolidated financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue our operation. Our results of operations reflect our continuing operations and reflect losses from discontinued operations related to the discontinuation of our Copa Di Vino businesses. All financial information has been restated to reflect our discontinued operations for all periods presented.

For the year ended December 31, 2025 compared with the year ended December 31, 2024

The following table sets forth our revenues, expenses and net loss for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31,
	2025	2024
Revenues	$73,066	$801,273
Cost of goods sold	(56,168)	(921,070)
Operating expenses	(14,203,118)	(9,780,643)
Loss from operations	(14,186,220)	(9,900,440)
Other income (expenses), net	(10,163,051)	(7,708,634)
Income (loss) from continuing operations	(24,349,271)	(2,105,961)
Loss from discontinued operations	(885,563)	(17,609,074)
Net income (loss)	(25,234,834)	(17,609,074)
Foreign currency translation gain (loss)	(47,532)	(6,147,477)
Comprehensive loss	$(25,282,186)	$(23,756,551)

Results of Operations for the Year Ended December 31, 2025, compared to Year Ended December 31, 2024.

Revenue

Revenues for the year ended December 31, 2025 were $0.07 million compared to revenues of $0.8 million for the year ended December 31, 2024. The $0.73 million decrease in sales primarily due to a shortage of operating capital which hindered our ability to obtain inventory and generate sales. The Company did not make any sales in the 2025 calendar year after March 2025 due to its lack of capital resources. The Company is seeking to raise at least $3 million in the fiscal year ending December 31, 2026 in order to re-establish portions of its prior business through the sale of tequila products.

Cost of Goods Sold

Cost of goods sold for the year ended December 31, 2025 were $0.06 million compared to cost of goods sold for the year ended December 31, 2024 of $0.29 million. The $0.23 million decrease in cost of goods sold was due to our decreased sales. The Company did not make any sales in the 2025 calendar year after March 2025 due to its lack of capital resources.

Operating Expenses

Operating expenses for the year ended December 31, 2025 were $14.2 million compared to $9.8 million for the year ended December 31, 2024. The increase in operating expenses was primarily due to an increase of approximately $8.6 million of Non-cash share-based compensation partially offset by decreased by a reduced contract services of $0.17 million and reduced salary and wages of $0.32 million and reduced sales and marketing of $0.4 million. The reductions in operational and general and administrative expenses related to our lack of sales activities in 2025 due to the lack of adequate capital.

Other Income/(Expense)

Other expenses for the year ended December 31, 2025 were $10.2 million compared to $7.7 million for the year ended December 31, 2024. The other expense increased of $2.5 million for the year ended December 31, 2025 compared to the year ended December 31, 2024.

During 2025, the Company recognized a $5.6 million loss on extinguishment of debt in connection with the exchange of certain outstanding loans, including principal and accrued interest totaling approximately $12.6 million, for preferred stock. This non-cash expense significantly contributed to the increase in other expense. Interest expense for the year ended December 31, 2025 was $2.6 million compared to $3.7 million for the year ended December 31, 2024, representing a decrease of approximately $1.8 million. The decrease was primarily attributable to the debt exchange transaction described above, which reduced outstanding borrowings and related interest obligations.

Amortization of debt discount decreased from $3.7 million in 2024 to $1.9 million in 2025 due to the reduction in debt balances following the exchange transactions. In addition, the Company recorded a $0.5 million inventory write-off during 2025. These increases in expense were partially offset by the absence of a $0.3 million legal settlement reserve recorded in 2024 that did not recur in 2025.

Discontinued Operations

Due to the lack of working capital to fund operations, it formed a license agreement with a 3rd party to allow the continued production and flow of product to the customers so that it could later be recovered as the funding challenges were then deemed as only temporary. As the lack of funding persisted through the full year of 2025 the company subsequently determined it no longer intends to relaunch the product line. As a result, accordingly, the Company has classified the related assets and liabilities associated with its CdV as discontinued operations in its consolidated balance sheets and the results of its logistics and transportation services business has been presented as discontinued operations in its consolidated statements of operations for all periods presented as the discontinuation of its business had a major effect on its operations and financial results. Unless otherwise noted, discussion in the other notes to consolidated financial statements refers to the Company’s continuing operations.

The following table summarizes the results of operations of discontinued operations:

	Year Ended December 31,
	2025	2024
Revenues	$369,666	$3,353,935
Cost of revenues, excluding depreciation and amortization	416,913	2,878,688
Gross loss	(47,247)	475,247
Operating expenses	(669,760)	(2,296,979)
Impairment loss	—	(4,324,064)
Other expenses	(168,557)	(1,681)
Loss from discontinued operations	$(885,564)	$(6,147,477)

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

Due to our lack of capital, we did not generate any revenue between March 2025 and February of 2026. In order to generate material revenue, we require at least $3,000,000 of working capital in order to acquire inventory and re-commence minimal operations. This includes our plans for our Chispo business and general and administrative expenses. Our lack of cash resources has prevented us from carrying on our commercialization activities. In addition, our lack of working capital has prevented us from marketing our products.

In addition, we would need additional capital to acquire and fund the operations of any business we may acquire in a business combination in the future, including potentially Medterra if we can structure, negotiate and pursue a transaction under the Letter of Intent with that entity. See “Part I, Item 1-Business-Recent Developments-Letter of Intent” at page 2. See also Item 1A – “ Risk Factors”.

We have historically raised capital to fund our operations and capital needs through the issuance of debt and equity securities. In August 2025, the Company issued convertible promissory notes with individuals in the aggregate principal amount of $424,560. These loans mature in May or June 2026 and have an interest rate of 22% per annum. In September 2025 we sold secured convertible promissory notes in the principal amount of $2,200,000 for total gross proceeds of $2,000,000, which notes do not bear any interest absent an event of default, and mature on September 22, 2026.

In September 2025 we also entered into the ELOC Agreement which subject to certain conditions including obtaining and maintaining the registration of the shares on an effective registration statement allows us to access additional capital, we plan to access and deploy such capital to re-commence certain of our operations and to establish new operations as described in this Report. From January 27, 2026 through April 14, 2026, the Company has sold 4,840,254 shares under the ELOC Agreement for total gross proceeds of $1,917,709. The Company has recently been relying upon the ELOC Agreement as a source of liquidity. Its ability to generate material capital is in large part based on the future liquidity and the market price of our Common Stock.

In November 2025, the Company borrowed $500,000 from two accredited investors and issued senior promissory notes with a combined original principal amount of $588,235, reflecting a 15% original issue discount. The notes mature on February 12, 2026, accrue interest at 6% starting 30 days after issuance, and include customary default provisions. The notes also permit the holders, at their discretion, to apply outstanding principal, accrued interest, and any Company securities they hold as consideration for participation in future equity, equity-linked, or debt financings.

From June through December 2025, we raised a total of $1,300,000 from the sale of 1,300 shares of Series A-1 Convertible Preferred Stock (“Series A-1”), Class A Warrants to purchase 325,000 shares of Common Stock and Class B Warrants to purchase 325,000 shares of Common Stock.

In December 2025, the Company entered into agreements to issue a total of 113,636 shares of Common Stock and 1,136 shares of Series D Convertible Preferred Stock to holders of options to purchase a total of up to $600,000 shares of Common Stock in exchange for the termination of such options.

We intend to fund our future operations through the issuance of equity securities until such a time as our business achieves profitability. However, there can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us. We will be required to pursue sources of additional capital through various means, including debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuance of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may have to pledge or relinquish valuable assets or rights on terms that may not be favorable to us and/or may reduce the value of our Common Stock. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible preferred stock and warrants, which will adversely impact our financial condition. Our ability to obtain needed financing may be impaired by such factors as the capital markets and our history of losses, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to curtail or cease operations.

As such, we have concluded that such plans do not alleviate the substantial doubt about our ability to continue as a going concern for one year from the date the accompanying financial statements are issued. There is therefore substantial doubt about our ability to continue as a going concern.

Because our Common Stock is listed on the NYSE American, we cannot issue any indebtedness while listed due to our negative stockholders’ equity as described in this Report. Further we need to raise material equity in order to complete the Medterra acquisition plan to use the ELOC to support our minimal working capital needs but that requires our stock to trade actively enough; otherwise the investor will sell any Common Stock we issue which will depress the price to a point where our Common Stock will automatically be delisted.

As of April 14, 2026, the Company had total cash and cash equivalents of $732,307.

Net cash used for continuing operating activities during the year ended December 31, 2025, was $4.8 million as compared to the net cash used by continuing operating activities for the year ended December 31, 2024, of $7.3 million. In 2025, we had a loss on debt extinguishment of $5.6 million arising from debt to equity exchanges, and non-cash share based compensation of $8.6 million related to warrants issued to our directors, officers and certain employees.

Net cash provided by financing activities during the year ended December 31, 2025 was $5.1 million compared to $7.5 million provided from financing activities for the year ended December 31, 2024. The Company received $4.3 and $$9.5 million in proceeds from the issuance of debt in years ending December 31, 2025 and 2024, respectively. The Company received $1,300,000 and $0 in proceeds from the issuance of equity securities in years ending December 31, 2025 and 2024, respectively.

Warrants

Effective July 31, 2025, the Company issued 5,050,000 Warrants to its officers, directors and certain employees. As of April 14, 2026, our Board of Directors agreed to cancel the Warrants subject to each person as applicable agreeing to cancel them. As of the date of this Report, 1,350,000 Warrants held by former employees remain outstanding and all other Warrants have been canceled. The Company intends to pursue its remedies with respect to the remaining Warrants.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm (PCAOB ID: 468)

To the Board of Directors and Stockholders

Splash Beverage Group, Inc.

Fort Lauderdale, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Splash Beverage Group, Inc. at December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Rose, Snyder & Jacobs LLP

We have served as the Company’s auditor since 2024

Encino, CA

April 15, 2026

Splash Beverage Group, Inc.
Consolidated Balance Sheets
December 31, 2025 and December 31, 2024

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$281,435	$13,789
Accounts receivable, net	15,748	191,991
Prepaid expenses	208,051	271,791
Inventory	33,538	319,104
Other receivables	93,221	234,770
Assets of discontinued operations	—	872,674
Total current assets	631,993	1,904,119

Non-current assets:
Deposit	22,734	48,922
Investment in Salt Tequila USA, LLC	250,000	250,000
Right of use assets	48,041	351,336
Property and equipment, net	12,926	22,210
Assets of discounted operations	—	182,598
Total non-current assets	333,701	855,066

Total assets	$965,694	$2,759,185

Liabilities and Stockholders’ Deficit

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$4,810,061	$3,592,037
Derivative liability	189,582	—
Dividends payable	831,944	—
Right of use liability, current portion	50,720	58,840
Related party notes payable	389,000	389,000
Notes payable, net of discounts	6,225,581	9,632,505
Stockholder advances	—	200,000
Accrued interest payable	2,282,528	3,610,329
Liabilities of discontinued operations	1,480,712	1,886,531
Total current liabilities	16,260,128	19,369,242

Long-term liabilities:
Notes payable, net of discounts	3,418	1,971,095
Right of use liability, net of current portion	2,976	53,697
Total long-term liabilities	6,394	2,024,792

Total liabilities	$16,266,522	$21,394,034

Stockholders’ deficit:
Preferred stock, Series A $0.001 par value, 1,000 shares authorized, 0 shares issued and outstanding	—	—
Preferred stock, Series A-1 $0.001 par value, 1,500 shares authorized, 1,300 shares issued and outstanding	1	—
Preferred stock Series B, $0.001 par value, 12% cumulative, 150,000 shares authorized, 123,731 shares issued and outstanding	122	—
Preferred stock Series C, $0.001 par value, 500,000 shares authorized, 0 shares issued and outstanding	—	—
Common Stock, $0.001 par, 400,000,000 shares authorized, 2,998,799 and 1,669,835 shares issued and outstanding, at December 31, 2025 and December 31, 2024, respectively	2,998	1,670
Additional paid in capital	166,561,278	137,114,578
Accumulated other comprehensive income	33,828	81,180
Accumulated deficit	(181,899,055)	(155,832,277)
Total stockholders’ deficit	(15,300,828)	(18,634,849)

Total liabilities and stockholders’ deficit	$965,694	$2,759,185

Shares and per share amounts are reflective of the 1 for 40 reverse split that occurred on March 27, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Splash Beverage Group, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2025 and December 31, 2024

	2025	2024
Net revenues	$73,066	$801,273
Cost of goods sold	(56,168)	921,070
Gross margin	16,898	(119,797)

Operating expenses:
Contracted services	760,446	928,377
Salary and wages	2,593,355	2,912,594
Non-cash share-based compensation	8,623,545	2,356,684
Other general and administrative	2,146,758	3,099,473
Sales and marketing	79,014	483,515
Total operating expenses	14,203,118	9,780,643

Loss from continuing operations	(14,186,220)	(9,900,440)

Other income/(expense):
Other Income/expense	234,996	(871)
Interest income	—	1,991
Interest expense	(2,523,260)	(3,702,611)
Legal reserve	—	(330,000)
Amortization of debt discount	(1,844,694)	(3,677,143)
Loss on inventory write off	(449,205)	—
Loss on Extinguishment of debt	(5,560,482)	—
Change in FV derivative	(20,406)	—
Total other expense	(10,163,051)	(7,708,634)

Provision for income taxes	—	—

Net (loss) from continuing operations, net of tax	(24,349,271)	(17,609,074)

Discontinued operations:
Loss from discontinued operations, net of tax	(885,563)	(6,147,477)
Net (loss) from discontinued operations	(885,563)	(6,147,477)
Net loss	$(25,234,834)	$(23,756,551)
Preferred Stock Dividends	(831,944)	—
Net loss available to common stockholders	$(26,066,778)	$(23,756,551)
Other comprehensive loss
Foreign currency translation gain (loss)	$(47,352)	$97,763

Total comprehensive loss	$(25,282,186)	$(23,658,788)

Loss per share - continuing operations – Basic and Diluted	(11.56)	(13.09)
Loss per share - discontinued operations Basic and Diluted	(0.41)	(4.59)
Net income (loss) per share - Basic and Diluted	(11.97)	(17.68)

Weighted average number of common shares outstanding - continuing operations
Basic and Diluted	2,178,397	1,338,428

Shares and per share amounts are reflective of the 1 for 40 reverse split that occurred on March 27, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Splash Beverage Group, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years ended December 31, 2025 and 2024

	Common Stock		Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Additional	Subscription	Accumulated Other		Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Receivable	Comprehensive	Accumulated	Equity

Balances at December 31, 2023	1,108,252	$1,108	—	$—	—	$—	—	$—	—	$—	$127,744,932	$—	$(16,583)	$(133,334,783)	$(5,605,326)
Adoption of ASU 2020-06	—	—	—	—	—	—	—	—	—	—	(2,191,103)	—	—	1,259,057	(932,046)
Stock based compensation	—	—	—	—	—	—	—	—	—	—	1,424,745	—	—	—	1,424,745
Issuance of common stock for convertible note	47,625	48	—	—	—	—	—	—	—	—	641,202	—	—	—	641,250
Issuance of warrants on convertible instruments	—	—	—	—	—	—	—	—	—	—	4,327,247	—	—	—	4,327,247
Issuance of common stock for services	55,458	55	—	—	—	—	—	—	—	—	721,634	—	—	—	721,689
Conversion of notes payable to common stock	458,500	459	—	—	—	—	—	—	—	—	4,445,921	—	—	—	4,446,380
Accumulated Comprehensive Income - Translation	—	—	—	—	—	—	—	—	—	—	—	—	97,763	—	97,763
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(23,756,551)	(23,756,551)

Balances at December 31, 2024	1,669,835	$1,670	—	$—	—	$—	—	$—	—	$—	$137,114,578	$—	$81,180	$(155,832,277)	$(18,634,849)

Share based compensation	—	—	—	—	—	—	—	—	—	—	8,456,951	—	—	—	8,456,951
Issuance of Preferred stock A	—	—	1,000	1	—	—	—	—	—	—	999	—	—	—	1,000
Redemption of Preferred stock A	—	—	(1,000)	(1)	—	—	—	—	—	—	(999)	—	—	—	(1,000)
Issuance of Preferred stock A-1 for cash	—	—	—	—	1,300	1	—	—	—	—	1,299,999	—	—	—	1,300,000
Exchange of Notes Payable to Preferred Stock B	—	—	—	—	—	—	126,710	126	—	—	16,387,277	—	—	—	16,387,403
Issuance of Preferred stock C for acquisition of Water Rights	—	—	—	—	—	—	—	—	20,000	20	19,999,980	(20,000,000)	—	—	—
Cancellation of Preferred stock C									(20,000)	(20)	(19,999,980)	20,000,000			—
Issuance of warrants on convertible instruments	—	—	—	—	—	—	—	—	—	—	659,958	—	—	—	659,958
Conversion of Preferred stock B to common stock	328,779	329	—	—	—	—	(3,979)	(4)	—	—	(324)	—	—	—	0
Conversion of notes payable to common stock	944,685	944	—	—	—	—	—	—	—	—	2,501,302	—	—	—	2,502,246
Issuance of common stocks on convertible instruments	40,000	40	—	—	—	—	—	—	—	—	87,560	—	—	—	87,600
Issuance of common stock for services	15,500	16	—	—	—	—	—	—	—	—	53,978	—	—	—	53,994
Accumulated Comprehensive loss - Translation, net	—	—	—	—	—	—	—	—	—	—	—	—	(47,352)	—	(47,352)
Dividends payable	—	—	—	—	—	—	—	—	—	—	—	—	—	(831,944)	(831,944)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(25,234,834)	(25,234,834)
Balances at December 31, 2025	2,998,799	$2,998	—	—	1,300	$1	122,731	$122	—	$—	$166,561,279	$—	$33,828	$(181,899,055)	$(15,300,828)

Shares and per share amounts are reflective of the 1 for 40 reverse split that occurred on March 27, 2025.

The accompanying notes are an integral part of these consolidated financial statements

Splash Beverage Group, Inc.
Consolidated Statements Cash Flows
For the Year Ended December 31, 2025 and 2024

	2025	2024

Net loss	$(25,234,834)	$(23,756,551)
(Income) loss from discontinued operations	885,564	1,823,413

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,284	401,602
Amortization of debt discount	2,450,178	3,677,143
ROU assets, net	(24,093)	5,900
Loss from intangible impairment	—	4,324,064
Non-cash share-based compensation	8,510,946	2,350,482
Change in FV of derivative liability	20,406	—
Loss on extinguishment of debt	5,560,482	—

Changes in working capital items:
Accounts receivable, net	176,244	334,579
Inventory, net	285,566	595,649
Prepaid expenses and other current assets	205,287	(53,542)
Deposits	26,188	524
Accounts payable and accrued expenses	728,690	640,806
Accrued interest payable	1,580,074	2,352,787
Liability to issue shares	—	—
Net cash used in operating activities - continuing operations	(4,820,018)	(7,303,145)

Cash flows from investing activities - continuing operations
Capital expenditures	—	—
Net cash used in investing activities - continuing operations	—	—

Cash flows from financing activities - continuing operations:
Cash advance (repayment) from related party	—	9,000
Proceeds from issuance of debt	4,384,445	9,545,300
Proceeds from sale of preferred stock	1,300,000	—
Principal repayment of debt	(580,308)	(2,009,541)
Net cash provided by financing activities - continuing operations	5,104,137	7,544,759

Cash flows from discontinued operations
Operating cash flows	30,879	(492,756)
Investing cash flows	—	—
Financing cash flows	—	—
Net cash provided by (used in) discontinued operations	30,879	(492,756)

Net cash effect of exchange rates on cash	(47,352)	97,763

Net change in cash and cash equivalents	267,646	(153,379)

Cash and cash equivalents, beginning of year	13,789	167,168

Cash and cash equivalents, end of period	$281,435	$13,789
Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$132,863	$795,022

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Notes payable and accrued interest converted to Common Stock (944,685 shares in 2025 & 171,536 shares in 2024,)	$2,502,246	$1,769,656
Non-cash debt discount in the form of issuance of equity instruments in conjunction with convertible notes	$747,558	$2,815,743
Series-B Convertible Preferred Stock Issued 126,710 shares exchanged for notes payable and accrued interest	$12,670,435	$—

Shares and per share amounts are reflective of the 1 for 40 reverse split that occurred on March 27, 2025.

The accompanying notes are an integral part of these consolidated financial statements.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

Splash Beverage Group (“the Company” or “Splash”), is a Nevada corporation originally incorporated in the State of Ohio in1992.

Splash specialized in the manufacturing process, distribution, and sales and marketing of various beverages across multiple channels. Splash operated in both the non-alcoholic and alcoholic beverage segments. Additionally, Splash operates its own vertically integrated B-to-B and B-to-C E-commerce distribution platform called Qplash.

On December 24, 2020, the Company consummated an Asset Purchase Agreement (the “Copa APA”) with Copa DI Vino® Corporation (“CdV”), to purchase certain assets and assume certain liabilities that comprise the Copa DI Vino® business for a total purchase price of $5,980,000, payable in the combination of $2,000,000 in cash (“Cash Consideration”), $2,000,000 convertible promissory note (the “Convertible Note”) to Seller and a variable number of shares of the Company’s Common Stock based on a attainment of revenue hurdles. CdV is one of the leading producers of premium wine by the glass in the United States with its primary offices and facilities in The Dalles, Oregon.

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

Splash Beverage Group, Inc. historical mission was to identify, acquire, and build early stage or under-valued beverage brands that have strong growth potential within its distribution system. Splash’s distribution system was comprehensive in the US and is also seeking to expand to select attractive international markets. Through its division Qplash, Splash’s distribution reach included e-commerce access to both business-to-business (B2B) and business-to-consumer (B2C) customers. Prior to pausing its operations in February 2025, Qplash marketed well known beverage brands to customers throughout the US that prefer delivery direct to their office, facilities, and or homes.

On March 27, 2025, the Company implemented a 1.0 for 40.0 reverse stock split. All Common Stock shares stated herein have been adjusted to reflect the split. The purpose of this reverse split was to maintain the company’s listing on the NYSE American.

On June 25, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with a third party (the “Seller”) under which the Seller sold certain water assets located in Costa Rica to the Company in exchange for $20 million of Series C Convertible Preferred Stock (the “Series C”). The Company issued the Series C to the Seller. Section 1.04 of the Asset Purchase Agreement required the Seller to deliver the water assets by December 31, 2025 or pay the Company $20 million in cash. Section 1.04 of the Asset Purchase Agreement further stated that failure to deliver either the water assets or the $20 million by December 31, 2025 rendered the Series C to be “null, void, and of no further force or effect.” The Seller failed to comply with either requirement. As a result, on April 14, 2026, the Board of Directors of the Company terminated the Asset Purchase Agreement and cancelled the Series C, effective December 31, 2025.

Due to a lack of working capital, the Company has not generated revenue since February 2025. Currently, the Company’s operations are being conducted by its President, a full-time employee, its Chief Financial Officer, a part-time employee, and its controller, a consultant. Periodically, the President communicates with beverage industry people including former customers, distributors and suppliers. Due to its lack of adequate capital to acquire inventory , the Company has not generated revenue since February 2025. The Company purchased a small amount of inventory in December 2025 in advance of the selection of the Company’s tequila as the house tequila for Senor Frog in certain markets. The Company intends to further its commercialization of its beverage business upon its receipt of sufficient capital. In the interim, beyond the Senor Frog opportunity, the Company intends to focus its efforts on distribution of the Chispo brand tequila, and re-launching its Qplash platform primarily to provide an online supplement to sales of these products.

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

CORRECTION OF PRIOR PERIOD ERROR

The Company identified a material prior period error in the Consolidated Balance Sheet and Statement of Stockholders Equity recognition of water rights. On June 25, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with a third party (the “Seller”) under which the Seller sold certain water assets located in Costa Rica to the Company in exchange for $20 million of Series C Convertible Preferred Stock (the “Series C”). The Company issued the Series C to the Seller. Section 1.04 of the Asset Purchase Agreement required the Seller to deliver the water assets by December 31, 2025 or pay the Company $20 million in cash. Section 1.04 of the Asset Purchase Agreement further stated that failure to deliver either the water assets or the $20 million by December 31, 2025 rendered the Series C to be “null, void, and of no further force or effect.” The Seller failed to comply with either requirement. As a result, on April 14, 2026, the Board of Directors of the Company terminated the Asset Purchase Agreement and cancelled the Series C effective December 31, 2025.

The Company assessed the materiality of this change in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its Consolidated Statements of Cash Flows are to the previously presented consolidated financial statements. The corrections had an impact on the Consolidated Balance Sheet sand Consolidated Statements of Changes in Stockholders’ Equity, and notes to these consolidated financial statements, for any previously presented interim periods ended June 30, 2025 and September 30, 2025. Accordingly, the Company corrected the previously reported errors in the annual report for the years ended December 31, 2025 and 2024 in this Annual Report on Form 10-K.

The financial reporting periods affected by this error include the Company’s previously reported unaudited consolidated financial statements for the periods ended June 30, 2025 and September 30, 2025. In addition, the Company expects to present the corrected interim 2025 amounts in its 2026 consolidated interim financial statements upon the filing of each of its Quarterly Reports on Form 10-Q on a year-to-date basis as a correction to applicable 2025 periods. A summary of the immaterial corrections to the Company’s previously reported audited consolidated financial statements follows.

Corrected Consolidated Balance Sheet and Statement of Stockholder equity for the periods listed below:

	June 30, 2025
	As Reported	Correction	As Corrected
Water rights	$20,000,000	$(20,000,000)	$—
Subscriptions receivable	$—	$20,000,000	$20,000,000

	September 30, 2025
	As Reported	Correction	As Corrected
Water rights	$20,000,000	$(20,000,000)	$—
Subscriptions receivable	$—	$20,000,000	$20,000,000

Cash Equivalents and Concentration of Cash Balance

We consider all highly liquid securities with an original maturity of three months or less to be cash equivalents. We had no cash equivalents at December 31, 2025 or December 31, 2024.

At December 31, 2025 and December 31, 2024, the Company’s cash on deposit with financial institutions had not exceeded federally insured limits of $250,000.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are carried at their estimated collectible amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. We establish provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions. At December 31, 2025 and December 31, 2024, our accounts receivable amounts are reflected net of allowances of $15,748 and $396,855, respectively.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. During the year ended December 31, 2025, the Company wrote off approximately $0.5 million of inventory due to product expiration, as the inventory was determined to be unsaleable and had no recoverable value. The inventory balances at December 31, 2025 and December 31, 2024 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. We establish provisions for excess or inventory near expiration based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. We manage inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $0 and $621,178 at December 31, 2025 and December 31, 2024, respectively.

Property and Equipment

We record property and equipment at cost when purchased. Depreciation is recorded for property, equipment, and software using the straight-line method over the estimated economic useful lives of assets, which range from 3-20 years. Company management reviews the recoverability of all long-lived assets, including the related useful lives, whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset might not be recoverable. The Company disposed of Copa Di Vino fixed assets during the year ended December 31, 2025 and recognized a loss of approximately $43,812 on the disposal.

Depreciation expense totaled $148,070 and $148,229 for the years ended December 31, 2025 and 2024 respectively. Property and equipment consisted of the following:

	2025	2024
Auto	45,420	45,420
Machinery & equipment	—	—
Buildings & Tanks	—	—
Leasehold improvements	—	—
Computer Software	5,979	5,979
Office furniture & equipment	1,500	1,500
Total cost	52,899	52,899
Accumulated depreciation	(39,973)	(30,689)
Property, plant & equipment, net	12,926	22,210

Excise taxes

The following taxes are paid when we sell tequila or other alcoholic beverages.

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

The liabilities and indebtedness presented on the consolidated financial statements approximate fair values at December 31, 2025 and December 31, 2024, consistent with recent negotiations of notes payable and due to the short duration of maturities.

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of December 31, 2025 and December 31, 2024:

Balance December 31, 2024	$—
Creation of derivative liability	554,258
Change in value	20,406
Reclassification to equity	(385,082)
Balance December 31, 2025	$189,582

December 31, 2025

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$	$—	$—	$189,582
Total	$	$—	$—	$189,582

 December 31, 2024

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$—	$—	$—	$—
Total	$—	$—	$—	$—

The table below shows the option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	Year ended December 31, 2025	Year ended December 31, 2024
Expected term	.50 years	—
Expected average volatility	109% - 122%	—
Expected dividend yield	—	—
Risk-free interest rate	4.43%	—

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at December 31, 2025 and December 31, 2024. See note 13.

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

Net income/(loss) per common shares:	Year ended December 31 2025	Year ended December 31, 2024
Net income/(loss	$(25,282,186)	$(23,658,787)
Dividends on Series A-1 and B preferred stock	(831,944)	—
Weighted-average shares outstanding	2,178,397	1,338,428
Net loss per common share	$(11.97)	$(17.68)

Advertising

Historically, we conducted advertising for the promotion of our products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. We recorded advertising expense of $64,811 and $486,942 for the years ended December 31, 2025 and 2024, respectively.

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

On June 25, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with a third party (the “Seller”) under which the Seller sold certain water assets located in Costa Rica to the Company in exchange for $20 million of Series C convertible Preferred Stock (the “Series C”). The Company issued the Series C to the Seller. Section 1.04 of the Asset Purchase Agreement required the Seller to deliver the water assets by December 31, 2025 or pay the Company $20 million in cash. Section 1.04 of the Asset Purchase Agreement further stated that failure to deliver either the water assets or the $20 million by December 31, 2025 rendered the Series C to be “null, void, and of no further force or effect.” The Seller failed to comply with either requirement. As a result, on April 14, 2026, the Board of Directors of the Company terminated the Asset Purchase Agreement and cancelled the Series C, effective December 31, 2025.

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company performed an impairment test for its Brand Name, Customer Relationships and license. Based on this assessment, the Company determined that the carrying value of the intangible asset exceeded its fair value, resulting in an impairment loss of $4.3 million during the year ended December 31, 2024.

The impairment loss of $4.3 million during the year ended December 31, 2024 was recorded in the statement of operations within Selling, General, and Administrative Expenses. This impairment was primarily driven by the decline in the Company’s sales and was calculated using the present value of future cash flows.

	December 31, 2024
	Gross Amount	Accumulated Amortization	Loss on Impairment	Net Carrying Value
Finite:

Goodwill	$256,823	—	$256,823	$—

Brands	$4,459,000	$1,189,071	$3,269,929	$—
Customer Relationships	957,000	255,200	701,800	$—
License	360,000	264,488	95,512	$—
Total Intangible Assets	$6,032,823	$1,708,759	$4,324,064	$—

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

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Foreign Currency Gain/Losses

Foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. Gain or losses from these translation adjustments are included in the consolidated statement of operations and other comprehensive (loss) income as foreign currency translation gains or losses. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances, are included in Other Comprehensive Income. The Company incurred a foreign currency translation net loss during the year ended December 31, 2025 of $47,352 and a foreign currency translation net gain during the year ended December 31, 2024 of $97,763.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands disclosures in an entity’s income tax rate reconciliation table and disclosures regarding cash taxes paid both in the U.S. and foreign jurisdictions. The update will be effective for annual periods beginning after December 15, 2025. Adoption of the standard will be applied on a prospective basis and retrospective application to all periods presented is permitted. The Company is currently evaluating the impact of ASU 2023-09 on its future consolidated financial statements and related disclosures.

In November 2024, the FASB issued Accounting Standards Update 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to enhance the disclosures for expenses for all public entities in accordance with ASC Topic 220, Income Statement-Reporting Comprehensive Income. ASU 2024-03 addresses investor requests for more detailed information about expenses, specifically cost of sales and selling, general, and administrative expenses. ASU 2024-03 requires a public entity to disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption presented on the face of the income statement as well as a qualitative description of the amounts remaining in the relevant expense captions that are not separately disaggregated quantitatively. ASU 2024-03 also requires a public entity to disclose the total amount of selling expenses and the entity’s definition of selling expenses. ASU 2024-03 also requires a public entity to disclose the total amount of selling expenses and the entity’s definition of selling expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. A public entity should apply ASU 2024-03 either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of ASU 2024-03 on its future consolidated financial statements and related disclosures.

All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 3 – Liquidity, Capital Resources and Going Concern Considerations

The Company’s consolidated financial statements have been prepared on the basis of US GAAP for a going concern, on the premise that the Company is able to meet its obligations as they come due in the normal course of business. The Company sustained a net loss of approximately $25.0 million and negative cash flows from operating activities of approximately $5.2 million for the year ended December 31, 2025. To date the Company has generated cash flows from issuances of equity and indebtedness.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2025, the Company has incurred significant losses from operations and has experienced negative cash flows from operating activities. Additionally, the Company’s current liabilities exceed its current assets, resulted in a working capital deficit.

During 2025, the Company received approximately $4.2 million from the issuance of debt and $1.3 million from sale of preferred stock and warrants. During 2024, the Company received approximately $9.5 million from the issuance of debt.

Management’s plans in regard to these matters include actions to sustain the Company’s operations, such as seeking additional funding to meet its obligations and implement its business plan. The Company has issued preferred stock as part of its strategy to regain compliance with the NYSE American listing standards and reduce debt. These preferred shares, specifically Series B 12% convertible preferred stock, were issued in exchange for promissory notes. The preferred stock offers a 12% cumulative dividend and potential conversion to Common Stock, subject to stockholder approval and an increase in authorized Common Stock. In June 2025, the Company exchanged approximately $12.67 million outstanding promissory notes and accrued interest for 126,710 shares of Series B Preferred Stock. By converting debt into equity, the Company enhanced its balance sheet, reduced interest expense, and improved its stockholder equity position in furtherance of its goal of complying with exchange requirements.

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to continue as a going concern, adjustments would be necessary to the carrying values of its assets and liabilities and the reported amounts of revenues and expenses could be materially affected.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 4 – Notes Payable, Related Party Notes Payable, and Revenue Financing Arrangements

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	December 31, 2025	December 31, 2024
Notes Payable and Convertible Notes Payable

In December 2020, the Company entered into a 56- month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% through November 2022 and 4.00% through September 2025 of the previous month’s revenue. Note was due September 2025. Note is guaranteed by a related party see note 6.	17%	$188,839	$195,927

In April 2021, the Company entered into two six-month loans in the amount of $84,000 each. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was exchanged to Series B Preferred stock in June 2025.	7%	—	168,000

In May 2021, the Company entered into a six-month loan with an individual in the amount of $50,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was exchanged to Series B Preferred stock in June 2025.	7%	—	50,000

In May 2021, the Company entered into a six-month loan with an individual in the amount of $10,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan due date was extended to October 31, 2024. .	7%	10,000	10,000

In August 2022, the Company entered into a 56-months auto loan in the amount of $45,420.	2.35%	13,514	23,372

In December 2022, the Company entered into various eighteen-month loans with individuals totaling $4,000,000. The notes included 100% warrant coverage. The loans mature in June 2024 with principal and interest due at maturity with conversion price of $40.00 per share. The loans were exchanged to Series B Preferred stock in June 2025.	12%	—	2,600,000

In December 2022, the Company entered into an eighteen-month loan with an individual in the amount of $1,000,000. The notes included 100% warrant coverage. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	1,000,000

In May 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $800,000. The notes included 50% warrant coverage. The loans mature in November 2024 with principal and interest due at maturity with conversion price of $40.00 per share. The loans were exchanged to Series B Preferred stock in June 2025.	12%	—	800,000

In June 2023, the Company entered into various eighteen-month loans with individuals totaling in the amount of $350,000. The notes included 50% warrant coverage. The loans mature in December 2024 with principal and interest due at maturity with conversion price of $40.00 per share. The loans were exchanged to Series B Preferred stock in June 2025.	12%	—	100,000

In July 2023, the Company entered into a twelve-month loan with an individual in the amount of $100,000. The note included 50% warrant coverage. The loan matures in January 2025 with principal and interest due at maturity with conversion price of $40.00 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	100,000

In August 2023, the Company entered into a twelve-month loan with an individual in the amount of $300,000. The convertible note included the issuance of 150,000 shares of Common Stocks. The loan matured in August 2024 with principal and interest due at maturity with a conversion price of $34.00 per share and is non-interest bearing.	—%	43,000	43,000

In October 2023, the Company entered into a three-month loan with an individual in the amount of $500,000. The loan matures in January 2024 with principal and interest due at maturity. The loan due date was extended to June 2025. The Required payment was not made.	10%	500,000	500,000

In October 2023, the Company entered into a loan with an individual in the amount of $130,000. The loan requires payment of 17% of daily Shopify sales.	—%	58,612	66,278

In October 2023, the Company entered into a eighteen-month loan with individuals totaling in the amount of $1,250,000. The note included 100% warrant coverage. The loan matured in April 2025 with principal and interest due at maturity with conversion price of $40.00 per share. The loan was fully converted to Common Stock in January 2025	12%	—	1,143,449

In January 2024, the Company entered into a 18-month loan with an individual in the amount of $250,000. The note included 100% warrant coverage. The loan had a maturity of July 2025 with principal and interest due at maturity with conversion price of $20.00 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	250,000

In February 2024, the Company entered into a 18-month loan with an individual in the amount of $150,000. The note included 100% warrant coverage. The loan had a maturity of August 2025 with principal and interest due at maturity with conversion price of $16.00 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	150,000

In February 2024, the Company entered into a 6-month loan with an individual in the amount of $315,000. The note included 60% warrant coverage. The loan had a maturity of August 2024 with principal and interest due at maturity with conversion price of $15.20 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	315,000

In February 2024, the Company entered into a 18-month loan with an entity in the amount of $250,000. The note included 100% warrant coverage. The loan matures in August 2025 with principal and interest due at maturity with conversion price of $18.40 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	250,000

In April 2024, the Company entered into a commercial financing agreement in the amount of $815,000 and to be paid weekly until the loan is paid in full.	—%	331,335	357,127

In May 2024, the Company entered into an eighteen-month loan with individuals totaling in the amount of $1,850,000. The note included warrant coverage. The loan matures in November 2026 with principal and interest due at maturity with conversion price of $16.00 per share. The loan was exchanged to Series B Preferred stock in June 2025	—%	—	1,850,000

In June 2024, the Company entered into a revenue purchase agreement in the amount of $250,000. 4% of revenue will be paid weekly until the loan is paid in full.	—%	13,459	181,341

In July 2024, the Company entered into a revenue purchase agreement in the amount of $178,250. The loan matures in April 2025. The loan was fully converted to Common Stock in January 2025.	22%	—	91,999

In July 2024, the Company entered into a revenue purchase agreement in the amount of $120,750. The loan matures in May 30, 2025. The loan was fully converted to Common Stock in January 2025	22%	—	120,750

In August 2024, the Company entered into a 5-year loan with individuals totaling in the amount of $500,000. The loan matures in September 2029 with principal and interest due at maturity with conversion price of $14.00 per share. The loans were exchanged to Series B Preferred stock in June 2025.	9%	—	500,000

In August 2024, the Company entered into a eighteen-month loan with individuals totaling in the amount of $1,400,000. The loan matures in February 2026 with principal and interest due at maturity with conversion price of $0.38 per share. $800,000 was exchanged to Preferred stock in June 2025.	12%	—	1,400,000

In August 2024, the Company entered into a eighteen-month loan with individuals totaling in the amount of $100,000. The loan matures in September 2025 with principal and interest due at maturity with conversion price of $15.20 per share. The loan was exchanged to Series B Preferred stock in June 2025.	12%	—	100,000

In September 2024, the Company entered into a merchant cash advance agreement in the amount of $325,000 to be paid weekly until the loan is paid in full.	—%	10,861	82,261

In September 2024, the Company entered into an agreement with individuals totaling in the amount of $590,000. There is no stated maturity, the proceeds of which are to be used for a future acquisition. $290,000 was exchanged to Series B Preferred stock in June 2025	—%	300,000	590,000

In October 2024, the Company entered into an agreement with individuals totaling in the amount of $950,000. There is no stated maturity, the proceeds of which were to be used for a future acquisition which did not occur.	—%	950,000	950,000

In November 2024, the Company entered into a merchant cash advance agreement in the amount of $340,000 to be paid weekly until the loan is paid in full.	—%	256,713	311,713

In December 2024, the Company entered into a merchant cash advance agreement in the amount of $111,300 to be paid weekly until the loan is paid in full. The loan was fully converted to Common Stock.	—%	—	111,300

In December 2024, the Company entered into a twelve-month loan with an individual in the amount of $225,000 . The loan matured in December 2025 with principal and interest due at maturity.	12%	225,000	225,000

In January 2025, the Company entered into a 12-month loan with individuals in the amount of $350,000. The note included 100% warrant coverage. The loan had a maturity of January 2026 with principal and interest due at maturity with conversion price of $10.00 per share. The loans of $150,000 were exchanged to Series B Preferred stock in June 2025.	12%	200,000	—

In July 2025, the Company entered into a convertible promissory note in the amount of $30,000. The loans was due on August 31, 2025	12%	30,000	—

In August 2025, the Company entered into a convertible promissory note with individuals totaling in the amount of $241,280. The loan had a maturity of May 2026 with principal and interest due at maturity. The loans are convertible at 75% multiplied by the lowest trading price for the Company’s common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date, subject to a 4.99% equity blocker.	22%	241,280	—

In August 2025, the Company entered into a convertible promissory note in the amount of $183,280. The loan had a maturity of June 2026 with principal and interest due at maturity. The loans are convertible at 75% multiplied by the lowest trading price for the Company’s common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date, subject to a 4.99% equity blocker	22%	183,280	—

In September 2025, the Company entered into a twelve-month loan with individuals totaling in the amount of $2,200,000. The loan matures in September 2026 with principal and interest due at maturity and is convertible into the Company’s Common Stock at a conversion price equal to the lower of $1.75 and $0.01 above the closing price on the date of conversion.	0%	2,200,000	—

In November 2025, the Company entered into a twelve-month loan with individuals totaling in the amount of $500,000. The loan matures in November 2026 with principal and interest due at maturity and is convertible into the Company’s Common Stock at a conversion price equal to the lower of $1.75 and $0.01 above the closing price on the date of conversion.	0%	500,000	—

	Total notes payable	$6,255,893	$14,635,517

	Less notes discount	(26,894)	(3,031,917)
	Less current portion	(6,225,581)	(9,632,505)

	Long-term notes payable	$3,418	$1,971,095

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 4 – Notes Payable, Stockholder Notes Payable, and Revenue Financing Arrangements, continued

Interest expense on notes payable was $2,253,260 and $3,702,611 for the years ended December 31, 2025 and 2024, respectively. Accrued interest was $2,282,528 and $3,610,329 at December 31, 2025 and December 31, 2024 , respectively. The Company’s effective interest rate was 22.85% and 20.53% for the years ended December 31, 2025 and December 31, 2024, respectively.

The Company’s convertible note balances are convertible into 944,685 and 505,257 shares of Common Stock for the years ended December 31, 2025 and 2024. These amounts are reflective of the 1 for 40 reverse split.

As of December 31, 2024, and December 31, 2023, the balance of the unamortized debt discount was $26,896 and 3,677,143 respectively. The Company adopted ASU 2020-06 on January 1, 2024, which resulted in the reversal of the original beneficial conversion feature (BCF) amount to additional paid in capital for $2,191,103, reversal of the unamortized debt discount related to the beneficial conversion feature (BCF) for $932,047 with the balance being recorded through retained earnings for $1,259,056.

Notes discount of $3,401,524 and $3,251,106 for the year ending December 31, 2025 and 2024 respectively is related to the discounted warrants and common shares issued in connection with the notes.

In June 2025, the Company exchanged approximately $16.4 million of outstanding promissory notes for newly issued preferred equity. The Company did this exchange as part of its effort to regain compliance with the stockholder equity requirements of the NYSE American. By exchanging debt for equity, the Company enhances balance sheet, reduces interest expense, and improves stockholder equity position in furtherance of its goal of complying with exchange requirements. The exchange was the result of an agreement between note holders and the Company. The Company is still assessing the accounting impacts of these exchanges.

	Interest Rate	December 31, 2025	December 31, 2024
Stockholder Notes Payable

In April 2024, revised Feb 2023 stockholder advance in the amount of $200,000. The annual interest rate is 12% with a conversion price of $0.35 per share. The revised note were exchanged to Series B Preferred stock in June 2025.	12%	—	200,000

	Less current portion	—	(200,000)

	Long-term notes payable	$—	$—

Interest expense on related party notes payable was $11,720 and $24,000 for the year ended December 31, 2025 and 2024, respectively.

As of December 31, 2025, the Company’s convertible note balances are convertible into 6,126,419 shares of Common Stock

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 5 – Licensing Agreement and Royalty Payable

The licensing agreement between TapouT LLC and the Company was terminated in Q1 2024. The parties are engaged in active and constructive settlement discussions pursuant to the terms of the agreement’s termination provisions. Based on the settlement discussions, the Company anticipates that any final settlement will not exceed the amounts already recorded in its legal reserve and accrued accounts payable. The Company has reserved $330,000 that is included in legal reserve in the consolidated statement of operations and comprehensive loss relating to the termination of the licensing agreement.

In connection with the Copa Asset Purchase Agreement, we acquired the license to certain patents from 1/4 Vin SARL (“1/4 Vin”). On February 16, 2018, the Copa DI Vino® entered into three separate license agreements with 1/4 Vin SARL, (1/4 Vin). 1/4 Vin has the right to license certain patents and patent applications relating to inventions, systems, and methods used in the Company’s manufacturing process. In exchange for notes payable, 1/4 Vin granted the Company a nonexclusive, royalty-bearing, non-assignable, nontransferable, terminable license which would continue until the subject equipment is no longer in service or the patents expire. On April 4, 2025, the Company entered into a settlement agreement with CdV (the “Settlement Agreement”) under which the parties agreed to the settlement of two lawsuits brought by CdV against the Company in Oregon and Florida, and the Company agreed to pay CdV a total of $0.7 million with interest accruing at 12% per annum, with installment payments beginning on November 4, 2025 in monthly payments of $63,000 plus applicable accrued interest. The Settlement Agreement provides for certain events of default, the occurrence of which, subject to the Company’s right to cure within 15 days as to a payment default or 30 days with respect to other defaults, would entitle CdV to accelerate payment of the settlement amount, file suit against the Company and/or exercise its right to setoff against any funds or other property in CdV’s possession.

See discontinued footnote 10 below.

Note 6 – Stockholders’ Equity

Common Stock

On March 27, 2025, the Company implemented a 1.0 for 40.0 reverse stock split. The reverse stock split was authorized by the Company’s Board of Directors on March 14, 2025. All numbers of shares of Common Stock have been adjusted to reflect the split. The purpose of this reverse split was to ensure that the Company could meet the per share price requirements of the NYSE American.

On May 1, 2024, the Company entered into a securities purchase agreement with certain accredited investors. Pursuant to such agreements, the Company sold: (i) senior convertible notes in the aggregate original principal amount of $1,850,000, convertible into up to 115,625 shares of Common Stock, subject to adjustments as provided in the Notes, (ii) 23,125 shares of Common Stock (the “Commitment Shares”), (ii) warrants to initially acquire up to an aggregate of 115,625 additional shares of Common Stock (the “Warrants”) at an exercise price of $34.0 per share.

A convertible promissory note was issued to stockholder on April 15, 2024 for $200,000 at 12% with conversion price of $14.0 per share. The note included 14,286 warrants. The loan matured in July 2025 with principal and interest due semi-annually. Accrued interest of $27,370 was paid prior to August 15, 2024.

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

 The Company has issued four series of preferred stock: Series A, A-1, B, and C, each with distinct rights and preferences as outlined below. Note agreements were amended to be exchanged for Preferred B and the impact of those amendments is subject to further review. The Series A was automatically redeemed after the Company’s 2025 annual stockholders’ meeting.

 Voting Rights

●	Series A-1 carries 180 votes per share.
●	Series B and Series C do not carry any voting rights.

Dividends

●	Series A-1 and Series B carry a fixed 12% annual dividend, payable quarterly in arrears, in either cash or payment-in-kind (PIK) at the Company’s discretion. These dividends are mandatory and take priority over any dividends on Common Stock, regardless of whether Common Stock dividends are declared.
●	Series C does not accrue dividends.

Conversion into Common Stock

●	Series A-1 is convertible into Common Stock at 80% of the VWAP, subject to a floor of $1.25 and a ceiling of $4.00. A-1 is convertible into a range of 262,500 to 840,000 Common Stock.
●	Series B is also convertible at 80% of the VWAP, with a floor of $1.25 and a ceiling of $6.00 and is convertible into a range of 2,118,333 to 10,168,000 Common Stock.
●	Series C is convertible at a fixed price of $3.00, resulting in the potential issuance of 6,666,667 Common Stock upon conversion. The parties agreed on April 9, 2026 that, notwithstanding anything in the Agreement or in any other agreements and documents between the parties to the contrary, the parties hereby agree to rescind and nullify the Transaction effective December 31, 2025. In the furtherance thereof, the Company hereby agrees to transfer the Purchased Assets to Utopia, and Utopia hereby agrees to surrender the Purchase Price consisting of 20,000 shares of the Company’s Series C Convertible Preferred Stock which were issued to Utopia, to the Company, in each case effective as of December 31, 2025

Redemption – at the sole discretion of the Company

●	Series A-1 and Series B are redeemable by the Company after two years from the date of issuance, for $1,050,000 and $12,700,000, respectively.
●	Series C is not redeemable.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 6 – Stockholders’ Equity, continued

Seniority

●	Series B is the most senior class (Seniority Level 1).
●	Series A-1 ranks junior to Series B (Seniority Level 2).
●	Series C is the most junior class (Seniority Level 3).

In May - December 2025, the Company issued 1,300 shares of Series A-1 Preferred Stock in exchange for approximately $1,300,000, of which 150 shares were issued during July 2025 in exchange for $150,000. Series A-1 shares are convertible into common stock, subject to shareholder approval. Investors of A-1 Shares also received 262,500 1-year A Warrants exercisable into common stock at 80% of 5-day VWAP, and 262,500 5-year B Warrants exercisable into common stock at $4.00.

In June 2025, the Company issued 1,000 shares of Preferred A Stock to Robert Nistico, Director, a related party. Preferred A is super voting preferred, not convertible into common stock. Mr. Nistico is the sole holder of Preferred A. The Company redeemed all 1,000 shares of Preferred A Stock. As of December 31, 2025, no shares of Preferred A Stock were issued and outstanding.

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

In June 2025, the Company acquired certain assets, including all contractual water rights to the aquifer located in Garabito, Puntarenas, Costa Rica. The Company issued 20,000 shares of Series C Preferred Stock as consideration, at an initial stated value of $1,000 per share. Management determined that the transaction is an asset acquisition under ASC 805, as substantially all of the fair value is concentrated in a single identifiable asset—the water rights—and no substantive processes were acquired. The acquisition of the water rights was recorded at a cost of $20 million, which is the fair value of the Series C preferred shares issued as consideration for the acquisition of the water rights. The Series C shares are convertible into common stock, subject to shareholder approval. The Series C were subsequently cancelled. See Note 1.

During the year ended December 31, 2025, 3,979 shares of Preferred-B were converted into 328,779 shares of common stock.

Stock Plans

A summary of the Company’s stock option plan and changes during the year ended is as follows:

Plan Category	No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities
Equity compensation plan approved by board of directors	216,212	$29.60	44,534

Total	216,212	$29.60	44,534

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 6 – Stockholders’ Equity, continued

2020 Plan adjusted for the 1 for 40 reverse split.

 In July 2020, the Board adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights, Performance Units and Performance Bonuses to consultants and eligible recipients. The total number of shares that may be issued under the 2020 Plan was 152,383 as of December 31, 2025.

 The 2020 Plan has an “evergreen” feature, which provides for the annual increase in the number of shares issuable under the plan by an amount equal to 5% of the number of issued and outstanding Common Shares at year end, unless otherwise adjusted by the board. In October 2023, the stockholders voted to increase the number of shares issuable under the Plan to 7.5%. At January 1, 2024 and 2025, the number of shares issuable under the 2020 Plan increased by 83,119 and 125,238 shares, respectively.

The following is a summary of the Company’s stock option activity:

Options	2025		2024
	Stock options	Weighted average	Stock options	Weighted average
Balance – January 01	216,212	$29.60	106,475	$45.04

Granted	15,000	6.04	112,125	14.80
Exercises	—	—	—	—
Cancelled	26,958	10.54	2,388	30.8

Balance – December	204,254	$30.39	216,212	$29.60

Exercisable - December 31	189,827	$30.21	176,520	$32.40

* These prices are reflective of the price modification made on April 24, 2023.

The Company determined the grant date fair value of the options granted using the Black Scholes Method using the following assumptions:

	December 31, 2025	December 31, 2024
Risk-free interest rates	4%	4.64%
Exercise price	$6.04	$13.20 – 21.60
Expected life	10 years	5 years
Expected volatility	254%	227% - 256%
Expected dividends	—	—

The fair value of stock options granted in 2025 has been measured at 15,000 shares using the Black-Scholes option pricing model with the following assumptions: exercise price $6.04, expected life 10 years, expected volatility 254%, expected dividends 0%, risk free rate 4.0%.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 6 – Stockholders’ Equity, continued

During the year ended December 31, 2025, the fair value of options granted amounted to $90,531. As of December 31, 2025, the intrinsic value of stock options outstanding and exercisable was $0. Stock compensation expense for the years ended December 31, 2025 and 2024 was $264,981   and $1,411,883, respectively.

On July 31, 2025, the Board of Directors approved the issuance of 5,150,000 warrants to directors, officers, and employees with an exercise price of $0.80 per share and a ten-year term. The awards included grants to directors, the President, the then Chief Financial Officer, and certain employees, with vesting terms consistent with the award agreements. All warrants are fully vested except those issued to the former Chief Executive Officer, Robert Nistico, for whom one-third (250,000) was vested as of December 31, 2025 and 500,000 vest in equal 62,500 share increments quarterly over a two-year period with the first such vesting date being October 31, 2025. As such, as of December 31, 2025, 437,500 of Mr. Nistico’s warrants were vested and 312,500 were unvested.

For the year ended December 31, 2025, the Company recorded stock-based compensation expense of $8,456,951, measured using the Black-Scholes option pricing model with the following assumptions: exercise price $1.40, expected life 5 years, expected volatility 254%, expected dividends 0%, risk free rate 4.37%.

The following is a summary of the Company’s warrant activity and reflects the 1 for 40 reverse split.

Warrants	December 31, 2025		December 31, 2024
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price

Balance – beginning of the year	641,588	$43.79	354,502	$62.76

Granted	6,372,084	1.40	287,086	20.80
Exercises	—	—	—	—
Cancelled	—	—	—	—

Balance - end of the year	7,013,672	$5.29	641,588	$43.79

The fair value of warrants recognized in the period has been estimated using the Black-Scholes option pricing model with the following assumptions.

	December 31, 2025	December 31, 2024
Risk-free interest rates	4.37%	4.64%
Exercise price	$0.8 – 4.0	$10.0 – 34.0
Expected life	5 years	5 years
Expected volatility	254%	254%
Expected dividends	—	—

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 7 – Related Parties

During the normal course of business, the Company incurred expenses related to services provided by its then Chief Executive Officer or Company expenses paid by its then Chief Executive Officer, resulting in related party payables. In conjunction with the acquisition of Copa di Vino, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, its then Chief Executive Officer, as an additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Note Payable to Decathlon with a balance of $2,325,544 at December 31, 2025 and $1,995,950 at December 31, 2024.

On September 2024 and November 2024 the Company also entered into a Merchant Cash Advance Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, as an additional Guarantor and each of the subsidiary Guarantors from time-to-time party thereto, and with Timeless Funding LLC (the “Lender”). The Loan and Security Agreement provided a loan of $325,000 and $340,000, with the gross and interest amount of $172,250 and $173,400 respectively with the Lender (the “Credit Facility”). There was $497,188 and $311,713 respectively outstanding under this agreement as of December 31, 2025.

There were related party advances from our then Chief Executive Officer, Robert Nistico, in the amount of approximately $0.4 million outstanding as of December 31, 2025 and approximately $0.4 million as of December 31, 2024. The advances bear interest at rates ranging from 4% to 7% per annum, and interest expense was accrued in accordance with the terms of the arrangements.

In June 2025, the Company issued 1,000 shares of Preferred A Stock to Robert Nistico, our then Chief Executive Officer, a related party. Preferred A is super voting preferred, not convertible into Common Stock. Mr. Nistico is the sole holder of Preferred A. As of December 31, 2025 the shares were redeemed and cancelled by the Company.

On July 31, 2025 as subsequently modified, the Company’s Board of Directors granted Robert Nitisco 750,000 five-year Warrants , exercisable at $0.80 per share. See Note 6.

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

SALT Tequila was not produced or sold by the Company during the year ended December 31, 2025. It’s unlikely the Company will continue selling SALT in the future.

Note 9 – Lease

The Company has various operating lease agreements primarily related to real estate and office space. The Company’s real estate leases represent a majority of the lease liability. Lease payments are mainly fixed. Any variable lease payments, including utilities, and common area maintenance are expensed during the period incurred. Variable lease costs were immaterial for the year ended December 31, 2025 and 2024. A majority of the real estate leases include options to extend the lease. Management reviews all options to extend at the inception of the lease and account for these options when they are reasonably certain of being exercised.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on the Company’s condensed consolidated statement of operations and comprehensive loss. Operating lease cost was $322,020 and $360,409 during the twelve-month period ended December 31, 2025 and 2024, respectively.

The following table sets for the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet at December 31, 2024.

Undiscounted Future Minimum Lease Payments	Operating Lease

2026	52,703
2027	2,976
Total	55,679
Amount representing imputed interest	(1,983)
Total operating lease liability	53,696
Current portion of operating lease liability	(50,720)
Operating lease liability, non-current	$2,976

The table below presents information for lease costs related to our operating leases at December 31, 2025:

Operating lease cost:
Amortization of leased assets	$308,968
Interest of lease liabilities	13,052
Total operating lease cost	$322,020

The table below presents lease- related terms and discount rates at December 31, 2025:

Remaining term on leases	10.75 months
Incremental borrowing rate	4.17%

NOTE 10 – Discontinued operations

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

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Due to the lack of working capital to fund operations, it formed a license agreement with a 3rd party to allow the continued production and flow of product to the customers so that it could later be recovered as the funding challenges were then deemed as only temporary. As the lack of funding persisted through the full year of 2025, the Company  subsequently determined it no longer intends to relaunch the product line. As a result, accordingly, the Company has classified the related assets and liabilities associated with its CdV as discontinued operations in its consolidated balance sheets and the results of its logistics and transportation services business has been presented as discontinued operations in its consolidated statements of operations for all periods presented as the discontinuation of its business had a major effect on its operations and financial results. Unless otherwise noted, discussion in the other notes to consolidated financial statements refers to the Company’s continuing operations.

The following table presents the major classes of assets and liabilities of the discontinued operations related to the Subsidiaries:

	December 31,	December 31,
	2025	2024
Assets of discontinued operations:
Cash	$—	$1,557
Accounts receivable, net	—	204,863
Prepaid Expenses	—	92,297
Inventory	—	573,957
PP&E	—	182,598
Total assets of discontinued operations	$—	$1,055,272

Liabilities of discontinued operations:
Notes payable, current portion	$726,625	$—
Accounts payable	754,087	1,594,561
Accrued expenses	—	45,642
Lease liabilities, current portion	—	246,328
Liabilities of discontinued operations, current portion	1,480,712	1,886,531
Total liabilities of discontinued operations	$1,480,712	$1,886,531

The following table summarizes the results of operations of discontinued operations:

	Year Ended December 31,
	2025	2024
Revenues	$369,666	$3,353,935
Cost of revenues, excluding depreciation and amortization	416,913	2,878,688
Gross loss	(47,247)	475,247
Operating expenses	(669,759)	(2,296,979)
Impairment loss	—	(4,324,064)
Other expenses	(168,557)	(1,681)
Loss from discontinued operations	$(885,563)	$(6,147,477)

Note 11 – Segment Reporting

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

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Revenue	For the Year Ended, December 31, 2025	For the Year Ended, December 31, 2024
Splash Beverage	14,054	155,123
E-Commerce	59,012	646,150

Total Revenues,	$73,066	$801,273

Segment operating loss:	2025	2024
Splash Beverage	(13,183,573)	(8,555,258)
E-Commerce	(1,002,647)	(345,182)

Total segment operating loss	$(14,186,220)	$(9,900,440)

Reconciliation of segment loss to corporate loss:	2025	2024
Other income/expense	$234,996	$(871)
Amortization of debt discount	(1,844,694)	(3,677,143)
Interest income & expense	(2,523,260)	(3,700,620)
Loss on Extinguishment of debt	(5,560,482)	—
Loss on inventory write off	(449,205)	—
Change in FV of Derivative	(20,406)
Legal reserve	—	(330,000)

Loss before income tax	$(24,349,271)	$(17,609,074)

Total Assets	December 31, 2025	December 31, 2024
Splash Beverage Group	$938,652	$1,554,935
Assets of discontinued operations	—	1,055,272
E-Commerce	27,042	148,978
Total Assets	$965,694	$2,759,185

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

The licensing agreement between TapouT LLC and the Company was terminated in Q1 2024. TapouT alleges that as a result of an unpaid invoice they had exercised their right pursuant to section 22 of the licensing agreement to terminate the licensing agreement. TapouT alleges that as a result of the aforementioned termination, pursuant to the licensing agreement, they are owed all unpaid fees and other amounts payable become immediately due. As a result, TapouT have brought two causes of action, the first being breach of contract for the unpaid invoice and the second for accounts stated for all unpaid fees and other amounts payable. TapouT, LLC is seeking approximately $1,700,000 for termination of the licensing agreement. The Company does not view this as a reasonable amount given that the Company believes TapOut LLC did not fulfill their obligations pursuant the licensing agreement. The Company believes the case will be settled for a lower amount and has booked a legal reserve of $330,000 as the estimate for the potential liability. The parties have had multiple mediation sessions and are continuing their efforts to seek an amicable resolution. If these mediation efforts do not yield a settlement agreement, then the Company anticipates that litigation shall continue.

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

On December 31, 2025, the Company’s net operating loss carryforward for Federal income tax purposes was $128,566,840, which will be available to offset future taxable income. If not used, these carry forwards will begin to expire in 2032, except for the net operating losses generated January 1, 2018 and after, which can be carried forward indefinitely.

There was no income tax expense or benefit for the years ended December 31, 2025 and 2024 due to the full valuation allowance recorded.

The reconciliation of the income tax benefit is computed at the U.S. federal statutory rate as follows:

	2025	2024

Federal Statutory Tax Rate	21.00%	21.00%
Permanent Differences	(6.93%)	(1.57%)
Change in Valuation Allowance	(14.07%)	(19.43%)
Net deferred tax asset	—	—

The tax effects of temporary differences which give rise to significant portions of deferred tax assets or liabilities on December 31 are as follows:

	2025	2024
Deferred Tax Assets:
Net Operating Losses	$32,585,266	$31,444,821
Accrued Interest/Interest Expense Limitation	5,311,062	2,251,164
Total deferred tax assets	37,896,328	33,695,985

Deferred Tax Liabilities:
Depreciation	(235,827)	(145,467)
Total deferred tax liabilities	(235,827)	(145,467)

Less: Valuation allowance	(37,660,500)	(33,550,518)
Total Net Deferred Tax Assets	$—	$—

The Company continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The open tax years subject to examination with respect to the Company’s operations are 2015 through 2025.

Splash Beverage Group, Inc.

Notes to the Consolidated Financial Statements

Note 13 – Subsequent Events

ELOC Letter Agreement

On January 26, 2026, the Company entered into an agreement (the “Letter Agreement”) with C/M Capital Master Fund, LP (the “Investor”) which Investor is the counterparty to that certain Securities Purchase Agreement dated September 19, 2025 establishing an equity line of credit facility between the Company and the Investor (the “ELOC Agreement”). Pursuant to the Letter Agreement, the Company in lieu of issuing the Investor shares of Common Stock referred to in the ELOC Agreement as the “Commitment Shares”, as such term is defined and described in the ELOC Agreement, the Company instead issued to the Investor a promissory note (the “Note”). The Note has an initial principal amount of $525,000, which shall be subject to increase up to $700,000 in connection with sales made under the ELOC Agreement which increase, if applicable, would reflect the additional 0.5% of Commitment Shares the Investor was previously entitled to receive under the ELOC Agreement. The Note bears no interest unless an event of default occurs whereupon interest accrues at a rate of 10% per annum, and matures on January 26, 2028.

In addition, following the repayment of prior promissory notes originally issued on September 22, 2025 to the Investor and an affiliate, the Note is subject to mandatory prepayments from net proceeds received by the Company under the ELOC Agreement  after the first $3 million of net proceeds equal to 30% of any further net proceeds.

ELOC Sales

From January 1, 2026 through April 14, 2026, the Company has sold 4,840,254 shares of Common Stock for total gross proceeds of $1,917,709 pursuant to the ELOC Agreement.

Appointment of Director

On February 2, 2026, the Board of Directors the Company increased the size of the Board to five directors and appointed Brady Cobb to serve as a director of the Company to fill the newly created vacancy, effective immediately.

2025 Equity Incentive Plan

On September 25, 2025 the Company adopted the 2025 Equity Incentive Plan covering 5,315,780 shares of Common Stock of which have been or may be issued or issuable to employees, non-employee directors, officers, consultants and advisors of the Company and its subsidiaries.

Preferred Stock Conversion

As of April 14, 2026, 24,251 shares of Series B preferred stock were converted into 1,940,120 shares of common stock.

Convertible Note

In February 2026 a holder of a $30,000 convertible note payable converted the note into 266,770 shares of common stock.

Letter of Intent

On March 5, 2026 the Company announced it has executed a non-binding Letter of Intent (“LOI”) for a proposed merger with Medterra CBD, LLC (“Medterra”), a leading manufacturer and multi-brand operator of federally compliant cannabinoid wellness products sold to over 2 million customers across the United States and Internationally.

Warrants

As of April 14, 2026, our Board of Directors agreed to cancel the 5,050,000 Warrants granted on July 31, 2025 subject to each person as applicable agreeing to cancel them. As of the date of this Report, 1,350,000 Warrants held by our former employees remain outstanding and all other Warrants have been canceled. The Company intends to pursue its remedies with respect to the remaining Warrants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(1) Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President (principal executive officer) and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2025 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms because of certain material weaknesses in the Company’s internal control over financial reporting.

Specifically, management has identified a limited segregation of duties due to our limited resources and insufficient accounting personnel, resulting in a lack of controls to ensure maintenance of documentation supporting transactions recorded in the Company’s accounting records.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of December 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“US GAAP”) as a result of the following material weaknesses:

•	The Company does not have sufficient segregation of duties within accounting functions.

•	The Company does not have written documentation of our internal controls policies and procedures.

•	The Company’s human resources, processes and systems are not sufficient to enable the production of timely and accurate financial statements in accordance with US GAAP.

We plan to rectify these weaknesses by establishing written policies and procedures for our internal control of financial reporting and hiring additional accounting personnel at such time as we raise sufficient capital to do so.

Item 9B. Other Information.

Unregistered Sales of Equity Securities

The following are certain unregistered sales of securities which occurred in the year ended December 31, 2025 and more recently

Securities Issuances

Form June 2025 through December 2025, the Company sold and issued a total of 1,300 shares of Series A-1, which by their terms are convertible into up to 1,040,000 shares of Common Stock, 325,000 Class A Warrants to Purchase Common Stock, and 325,000 Class B Warrants to Purchase Common Stock, for total gross proceeds of $1,300,000.

From January 27, 2026 through April 14, 2026, the Company sold and issued a total of 4,840,254 such shares of Common Stock under the ELOC Agreement with C/M, for total gross proceeds of $1,917,709.

During the year ended December 31, 2025 the Company issued and sold a total of 1,300 shares of Series A-1 preferred stock for total gross proceeds of $1,300,000

During the year ended December 31, 2025, the Company sold and issued a total of $3,296,560 of convertible promissory notes in exchange for total gross proceeds of $3,296,560. These convertible promissory notes are convertible into a total of 7,418,485 shares of Common Stock.

Each of the transactions set forth above was exempt from registration pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 thereunder as a transaction not involving a public offering.

Securities Conversions or Exchanges

During the year ended December 31, 2025, the Company issued a total of 126,760 shares of Series B convertible stock for settlement of $12,670,435 of convertible notes and accrued interest.

During the year ended December 31, 2025, the Company issued a total of 328,799 shares of Common Stock in connection with conversions of a total of 3,979 shares of Series B.

During the year ended December 31, 2025, the Company issued a total of 224,541 shares of Common Stock in connection with conversions of a total of $2,502,246 of notes payable and accrued interest.

In December 2025, the Company entered into agreements to issue a total of 113,636 shares of Common Stock and 1,136 shares of Series D Convertible Preferred Stock (the “Series D”) to holders of options to purchase a total of up to $600,000 shares of Common Stock in exchange for the termination of such options. Each share of Series D is convertible into 100 shares of Common Stock, subject to beneficial ownership limitations and compliance with the rules of the NYSE American.

During the period January 1, 2026 to April 10, 2026 a total of 15,501 shares of series B preferred stock were converted into 1,240,120 shares of common stock.

In February 2026 a convertible note in the amount of $30,000 was converted into 266,700 shares of common stock.

Other Disclosure

The disclosure set forth in “Item 1 – Business – Costa Rica Water” is incorporated herein by reference.

The disclosure se forth in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Warrants” is incorporated herein by reference

Rule 10b5-1 and Non-Rule 10b5-1 Plans

During the three-month period ended December 31, 2025, no officer or director has adopted any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement within the meaning of Item 408 of Regulation S-K promulgated under the Securities Act of 1933.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2025.

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

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger dated December 31, 2019 by and among Canfield Medical Supply, Inc., SBG Acquisition, Inc., and Splash Beverage Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated January 7, 2020)

2.2	Form of Amendment No. 1 to the Agreement and Plan of Merger (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 7, 2020)

3.1	Articles of Incorporation filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on November 15, 2021)

3.2	Articles of Merger filed with the Secretary of State of the State of Nevada (incorporated by reference herein to Exhibit 2.2 filed with Form 8-K filed with the SEC on November 15, 2021)

3.3	Statement of Merger filed with the Secretary of State of the State of Colorado (incorporated by reference herein to Exhibit 2.3 filed with Form 8-K filed with the SEC on November 15, 2021)

3.4	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on December 22, 2022)

3.5	Certificate of Designation of Series A Preferred Stock (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on June 13, 2025)

3.6	Certificate of Change filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.7 filed with the Annual Report on Form 10-K filed with the SEC on July 11, 2025)

3.7	Certificate of Designations, Preferences Rights and Limitations of the Series A-1 Convertible Redeemable Preferred Stock (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on June 26, 2025)

3.8	Certificate of Designations, Preferences Rights and Limitations of the Series B Convertible Redeemable Preferred Stock (incorporated by reference herein to Exhibit 3.2 filed with Form 8-K filed with the SEC on June 26, 2025)

3.9	Certificate of Designations, Preferences Rights and Limitations of the Series C Convertible Preferred Stock (incorporated by reference herein to Exhibit 3.3 filed with Form 8-K filed with the SEC on June 26, 2025)

3.10	Certificate of Amendment to the Articles of Incorporation of Splash Beverage Group, Inc. filed with the Nevada Secretary of State on August 29, 2025 (incorporated herein by reference to Exhibit 3.1 filed with Form 8-K with the SEC on September 4, 2025)

3.11	Certificate of Designation of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 filed with Form 8-K with the SEC on December 10, 2025)

3.12	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form 8-K filed with the SEC on November 15, 2021)

3.13	Amendment to Company Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on October 1, 2025)

3.14	Amendment to Company Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on October 17, 2025)

4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 filed with the Annual Report on Form 10-K filed with the SEC on March 31, 2022)

4.2	Form of Investor Warrant (incorporated by reference to exhibit 4.1 filed with the Current Report on Form 8-K filed with the SEC on June 15, 2021)

4.3	Warrant Agent Agreement between Splash Beverage Group Inc. and Equinity Trust Company dated as of June 15, 2001 (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed with the SEC on June 15, 2021)

4.4	Description of Capital Stock (incorporated by reference to Exhibit 4.4 filed with the Annual Report on Form 10-K with the SEC on July 11, 2025)

4.5	Form of Warrant (incorporated by reference herein to Exhibit 4.1 filed with Form 8-K filed with the SEC on January 3, 2023)

4.6	Form of Warrant (incorporated herein by reference to Exhibit 4.4 with Form 8-K filed with the SEC on October 6, 2023)

4.7	Form of Warrant (incorporated herein by reference to Exhibit 4.4 with Form 8-K filed with the SEC on May 7, 2024)

4.8	Form of Warrant (incorporated herein by reference to Exhibit 4.4 with Form 8-K filed with the SEC on August 26, 2024)

4.9	Form of August Warrant (incorporated herein by reference to Exhibit 4.1 with Form 8-K filed with the SEC on October 22, 2024)

4.10	Form of Warrant (incorporated herein by reference to Exhibit 4.4 with Form 8-K filed with the SEC on October 22, 2024)

4.11	Form of A Warrant (incorporated by reference herein to Exhibit 4.1 filed with Form 8-K filed with the SEC on June 26, 2025)

4.12	Form of B Warrant (incorporated by reference herein to Exhibit 4.2 filed with Form 8-K filed with the SEC on June 26, 2025)

4.13	Form of Secured Convertible Promissory Note (incorporated herein by reference to Exhibit 4.1 with Form 8-K filed with the SEC on September 25, 2025)

4.14	Form of Senior Promissory Note (incorporated herein by reference to Exhibit 4.1 with the Form 8-K filed with the SEC on November 14, 2025)

4.15	Form of Promissory Note (incorporated by reference to Exhibit 4.1 filed with Form 8-K filed with the SEC on January 26, 2026)

10.1	Form of Purchase Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 6, 2023)

10.2	Form of Note (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on October 6, 2023)

10.3	Form of Registration Rights Agreement (incorporated by reference herein to Exhibit 10.3 filed with Form 8-K filed with the SEC on October 6, 2023)

10.4	Splash Beverage Group, Inc. Amended and Restated 2020 Long-Term Incentive Compensation Plan (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 10, 2023)

10.5	Form of Waiver Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on December 18, 2023)

10.6	Form of Registration Rights Agreement (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on December 18, 2023)

10.7	Form of the Purchase Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on May 7, 2024)

10.8	Form of the Note (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on May 7, 2024)

10.9	Form of the Registration Rights Agreement (incorporated by reference herein to Exhibit 10.3 filed with Form 8-K filed with the SEC on May 7, 2024)

10.10	Form of the Purchase Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on August 26, 2024)

10.11	Form of the Note (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on August 26, 2024)

10.12	Form of August Purchase Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 22, 2024)

10.13	Form of August Note (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on October 22, 2024)

10.14	Form of August Registration Rights Agreement (incorporated by reference herein to Exhibit 10.3 filed with Form 8-K filed with the SEC on October 22, 2024)

10.15	Form of Purchase Agreement (incorporated by reference herein to Exhibit 10.10 filed with Form 8-K filed with the SEC on October 22, 2024)

10.16	Form of the Note (incorporated by reference herein to Exhibit 10.11 filed with Form 8-K filed with the SEC on October 22, 2024)

10.17	Form of the Subscription Agreement (incorporated by reference herein to Exhibit 10.12 filed with Form 8-K filed with the SEC on October 22, 2024)

10.18	Subscription and Investment Representation Agreement, dated June 10, 2025, Between Splash Beverage Group, Inc., and Robert Nistico (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K filed with the SEC on June 13, 2025)

10.19	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K filed with the SEC on June 26, 2025)

10.20	Form of Securities Exchange Letter Agreement*** (incorporated herein by reference to Exhibit 10.2 filed with Form 8-K filed with the SEC on June 26, 2025)

10.21	Form of Registration Rights Agreement*** (incorporated herein by reference to Exhibit 10.3 filed with Form 8-K filed with the SEC on June 26, 2025)

10.22	Form of Side Letter Agreement (incorporated herein by reference to Exhibit 10.4 filed with Form 8-K filed with the SEC on June 26, 2025)

10.23	Acquisition Agreement*** (incorporated herein by reference to Exhibit 10.5 filed with Form 8-K filed with the SEC on June 26, 2025)

10.24	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K with the SEC on September 25, 2025)

10.25	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 filed with Form 8-K with the SEC on September 25, 2025)

10.26	Form of ELOC Agreement (incorporated herein by reference to Exhibit 10.3 filed with Form 8-K with the SEC on September 25, 2025)

10.27	License Agreement (incorporated herein by reference to Exhibit 10.4 filed with Form 8-K with the SEC on September 25, 2025)

10.28	Settlement Agreement (incorporated herein by reference to Exhibit 10.5 filed with Form 8-K with the SEC on September 25, 2025)

10.29	2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K with the SEC on October 1, 2025)****

10.30	Martin Scott Employment Agreement (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K with the SEC on December 17, 2025)****

10.31	Form of Letter Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K with the SEC on January 26, 2026)

19.1	Splash Beverage, Inc., Insider Trading Policy (incorporated by reference to Exhibit 19.1 filed with the Annual Report on Form 10-K with the SEC on July 11, 2025)

21.1	Subsidiaries (incorporated by reference herein to Exhibit 21.1 filed with Form 10-K filed with the SEC on March 8, 2021)

23.1	Consent of Rose, Snyder & Jacobs LLP*

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer*

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002**

97.1	Clawback Policy of the Company (incorporated by reference herein to Exhibit 97.1 filed with Annual Report on Form 10-K filed with the SEC on March 29, 2024)

*101.INS	Inline XBRL Instance Document (filed herewith)
*101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Filed herewith
**	Furnished herewith
***

Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

****	Indicates management contract or compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPLASH BEVERAGE GROUP, INC. (Registrant)

Date: April 15, 2026	By:	/s/ William Meissner
	Name:	William Meissner, President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934 this Annual Report on Form 10-K was signed by the following persons on behalf of the Registrant and in the capacities and on the dates stated:

Signature	Title	Date

/s/ William Meissner	President	April 15, 2026
William Meissner	(Principal Executive Officer)

/s/ Martin Scott	Interim Chief Financial Officer	April 15, 2026
Martin Scott	(Principal Financial and Accounting Officer)

/s/ Robert Nistico	Director	April 15, 2026
Robert Nistico

/s/ Justin Yorke	Director, Secretary	April 15, 2026
Justin Yorke

/s/ Thomas Fore	Director	April 15, 2026
Thomas Fore

/s/ Bill Caple	Director	April 15, 2026
Bill Caple

/s/ Brady Cobb	Director	April 15, 2026
Brady Cobb