Form 10-K/A
period 2025-12-31
SPLASH BEVERAGE GROUP, INC.
filed 2026-04-30
CIK 1553788

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

On April 22, 2026, there were 10,858,508 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026, solely to include the information required by and not included in Part III of the 2025 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2025. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2025 Form 10-K. The 2025 Form 10-K continues to speak as of the date of the 2025 Form 10-K, and we have not updated the disclosure contained therein to reflect any events which occurred at a date subsequent to the filing of the 2025 Form 10-K other than as expressly indicated in this Amendment.

Unless the context requires otherwise, the terms “Splash,” the “Company,” “we,” “us,” and “our” refer to Splash Beverage Group, Inc.

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following sets forth information concerning our executive officers and directors, their ages and position(s) with the Company. Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually by the Board of Directors (the “Board”) and serve at the discretion of the Board.

Name	Age	Position

William Meissner	58	President and Chief Marketing Officer

Martin Scott	58	Interim Chief Financial Officer

Bill Caple	67	Chairman of the Board

Brady Cobb	45	Director

Thomas Fore	59	Director

Francis Knuettel II	59	Director

William Meissner has been the President and Chief Marketing Officer of the Company since May 2020.

Martin Scott has been the interim Chief Financial Officer of the Company since December 15, 2025. Mr. Scott has served as founder and executive officer of Martin Scott CFO Consulting Services Inc. since 2002. From September 1, 2023 to January 15, 2024 Mr. Scott served as chief financial officer of LUVU Brands, Inc. [OTCQB: LUVU]. From March 2022 to January 2023, Mr. Scott served as chief financial officer of MGO Global, Inc, [Nasdaq:MGOL]. Subsequently that company was acquired by Heidmar Maritime Holdings Corp [Nasdaq:HMR].

Frederick William (“Bill”) Caple has served as a director of the Company since May 3, 2023 and as Chairman since November 2025. Mr. Caple also currently serves on the board of directors of Oligomerix, Inc., a clinical stage biotech company focused on therapeutics for neuro-degenerative diseases such as Alzheimer’s and dementia. Since 2003, Mr. Caple has been a consultant at Caple Advisory, an international management consulting practice and investment banking firm. From 1996 to 2002, Mr. Caple was a senior executive and member of the board of OTG Software, Inc., executing an IPO in 2000 [Nasdaq: OTGS], and sale of the company in 2002. Mr. Caple began his professional career as a corporate securities attorney.

Brady Cobb is a nationally recognized entrepreneur, attorney/lobbyist, and strategist with deep experience in emerging cannabinoid regulated markets, legal and regulatory matters, brand curation and expansion and capital markets. He has founded, operated, and advised multiple high-growth platforms across cannabis, wellness, and consumer packaged goods. Mr. Cobb has been a director since February 2, 2026. From August 2022 until June 2025, Mr. Cobb served as the Chief Executive Officer and director of Green Sentry Holdings, LLC, a private company that operated a lawful and licensed medical cannabis operation in Florida’s medical cannabis program.  From June 2021 to July 2022, Mr. Cobb consulted in the cannabis industry in the State of Florida and throughout the United States, including serving as Chairman of Captor Capital from June 2021 through November 2024. From December 2019 to June 2021, Mr. Cobb served as the Chief Executive Officer and director of Bluma Wellness Inc. Mr. Cobb is a licensed attorney with the Florida Bar, and also serves as a strategic legal advisor to multiple public and private companies, including Abacus Global Management (ABX:NYSE).

Thomas Fore has been a director since March 20, 2025. Previously, he served as the CEO and director of Tiderock Companies, Inc. from January 2021 to October 2025. From January 2024 to July 2025, Mr. Fore served as Chief Strategy Officer of My Pebble Inc. Since January 2025, Mr. Fore has served as a director of Sora Ventures LLC. Mr. Fore served as a director of mPhase Technologies, Inc. from March 2023 to January 2024.

Francise Knuettel II has been a director since April 27, 2026. Mr. Knuettel served as Chief Financial Officer of Pelthos Therapeutics Inc. (NYSE American: PTHS) from June 2022 to April 2026, and was Pelthos’ Chief Executive Officer from July 2023 to July 2025. He was also a director of Pelthos from August 2024 to July 2025. Prior to that, from December 2020 to March 2022, he served as Chief Executive Officer and director of Unrivaled Brands, Inc. (OTCQX: UNRV).

Family Relationships

There are no family relationships among and between the issuer’s directors, officers, persons nominated or chosen by the issuer to become directors or officers, or beneficial owners of more than ten percent of any class of the issuer’s equity securities.

Composition of our Board of Directors

Our Board currently consists of five members. Our directors hold office until their successors have been elected and qualified or until the earlier of their death, resignation or removal. There are no family relationships among any of our directors or executive officers.

Director Independence

Our Board has determined that all of our present directors are independent, in accordance with standards under the NYSE American Listing Rules.

Our Board has determined that Messrs. Caple, Cobb, Fore and Knuettel are independent under the NYSE American Listing Rules’ independence standards for Audit Committee members. Our Board has also determined that they are independent under the NYSE American Listing Rules independence standards for Compensation Committee members and for Governance and Nominating committee members.

Committees of the Board

The Board and its committees meet and act by written consent from time to time as appropriate. The Board has formed the following three standing committees: (i) the Audit Committee, (ii) the Compensation and Management Resources Committee (the “Compensation Committee”), and (iii) the Nominating and Corporate Governance Committee (the “Nominating Committee”). Copies of the charters of our three standing Committees are located on our website at: www.splashbeveragegroup.com.

In addition, effective March 6, 2026, our Board created a two-person Executive Committee with all of the powers of the full Board. Messrs. Caple and Cobb are the members of the Executive Committee. Notwithstanding their authority, the Executive Committee has deferred actions to the full Board. However, due to the Company’s limited cash resources, the Executive Committee has actively overseen expenditures.

Board and Committee Meetings

All of the directors, then serving as directors, attended over 75% of the applicable Board and Committee meetings held in 2025.

Our Board held a total of 17 meetings and acted by unanimous written consent on 14 occasions during 2025. We have no formal policy regarding attendance by directors or officers at our stockholders’ meetings.

During 2025, our Audit Committee held a total of four meetings, our Nominating Committee did not hold any meetings , and the Compensation Committee held a total of four meetings.

Audit Committee

The Audit Committee currently consists of Messrs. Fore (Chair), Caple, and Knuettel. Each member of the Audit Committee is an independent director as defined by the rules of the SEC and the NYSE American. The Audit Committee has the sole authority and responsibility to select, evaluate and engage independent auditors for the Company. The Audit Committee reviews with the auditors and with the Company’s financial management all matters relating to the annual audit of the Company.

The Audit Committee monitors the integrity of our financial statements, monitors the independent registered public accounting firm’s qualifications and independence, monitors the performance of our internal audit function and the auditors, and monitors our compliance with legal and regulatory requirements. The Audit Committee also meets with our auditors to review the results of their audit and review of our annual and interim financial statements.

The Audit Committee meets at least on a quarterly basis to discuss with management the annual audited financial statements and quarterly financial statements and meets from time to time to discuss general corporate matters.

Compensation and Management Resources Committee

The Compensation Committee currently consists of Messrs. Fore, Caple and Knuettel, each of whom are independent directors. Among other things, the Compensation Committee reviews, recommends and approves salaries and other compensation of the Company’s executive officers, and administers the Company’s 2020 Long-Term Incentive Compensation Plan (the “2020 Plan”) and the Company’s 2025 Equity Incentive Plan (the “2025 Plan”), including reviewing, recommending and approving stock option and other equity incentive grants to executive officers

In addition, subject to existing agreements, the Compensation Committee is authorized to determine the salaries, bonuses, and other matters relating to compensation of the executive officers of the Company using similar parameters. It may set performance targets for determining periodic bonuses payable to executive officers. It is also authorized to review and make recommendations to the Board regarding executive and employee compensation and benefit plans and programs generally, including employee bonus and retirement plans and programs (except to the extent specifically delegated to a Board appointed committee with authority to administer a particular plan). In addition, the Compensation Committee approves the compensation of non-employee directors and reports it to the full Board.

The Compensation Committee may, in its sole discretion and at the Company’s cost, retain or obtain the advice of a compensation consultant, legal counsel or other advisor. The Compensation Committee is directly responsible for the appointment, compensation and oversight of the work of any compensation consultant, legal counsel and other advisor retained by the Committee.

Nominating and Corporate Governance Committee

The Nominating Committee (consists of Messrs. Fore, Caple and Knuettel, each of whom meets the independence requirements of all other applicable laws, rules and regulations governing director independence, as determined by the Board.

The Nominating Committee has the authority to identify individuals qualified to become members of the Board, consistent with criteria approved by the Board; recommend to the Board the director nominees for the next annual meeting of stockholders at which directors are to be elected; recommend to the Board candidates to fill any vacancies on the Board; develops, recommend to the Board, and reviews the corporate governance guidelines applicable to the Company; and oversees the evaluation of the Board and management.

It is authorized to consider and recruit candidates to fill positions on the Board, including as a result of the removal, resignation or retirement of any director, an increase in the size of the Board or otherwise. The Nominating Committee has the authority to conduct, subject to applicable law, any and all inquiries into the background and qualifications of any candidate for the Board and such candidate’s compliance with the independence and other qualification requirements established by the Nominating Committee.

In selecting and recommending candidates for election to the Board or appointment to any committee of the Board, the Nominating Committee does not believe that it is appropriate to select nominees through mechanical application of specified criteria. Rather, the Nominating Committee shall consider such factors at it deems appropriate, including, without limitation, the following personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly-held company; experience in the Company’s industry; experience as a board member of another publicly-held company; diversity of expertise and experience in substantive matters pertaining to the Company’s business relative to other directors of the Company; practical and mature business judgment; and composition of the Board (including its size and structure).

The Nominating Committee oversees the evaluation of the Board and management. It also develops and recommends to the Board a set of corporate governance guidelines applicable to the Company, which the Nominating Committee shall periodically review and revise as appropriate. In discharging its oversight role, the Nominating Committee is empowered to investigate any matter brought to its attention.

Board leadership structure and role in risk oversight

The Board oversees our business and affairs and monitors the performance of management. In accordance with corporate governance principles, the Board does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the principal executive officers, by reading the reports and other materials that we send them and by participating in Board and committee meetings.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers (including our President and principal financial and accounting officers and any person performing similar functions) and employees. Our Code of Ethics is available at our website at www.splashbeveragegroup.com.

Clawback Policy

On September 20, 2023, the Board adopted the Splash Beverage Group Clawback Policy (the “Clawback Policy”), effective September 20, 2023, providing for the recovery of certain incentive-based compensation from current and former executive officers of the Company in the event the Company is required to restate any of its financial statements filed with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”) in order to correct an error that is material to the previously-issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Adoption of the Clawback Policy was mandated by new NYSE American Listing Rules introduced pursuant to Exchange Act Rule 10D-1. A copy of the Clawback Policy has been filed as Exhibit 97.1 to our Annual Report on Form 10-K filed for the fiscal year ended December 31, 2024, and can also be found at www.splashbeveragegroup.com.

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable exchange listing requirements.

Anti-Hedging Policy

Under our insider trading policy, our officers, directors, employees and consultants are prohibited from engaging in hedging transactions without the prior review and approval of our compliance officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that our directors and executive officers and persons who beneficially own more than 10% of our Common Stock (referred to herein as the “reporting persons”) file with the SEC various reports as to their ownership of and activities relating to our Common Stock. Based solely on our review of copies of the reports filed with the SEC of our directors and executive officers, we believe that all reporting requirements for fiscal year 2025 were complied with by each person who at any time during the 2025 fiscal year was a director or an executive officer or held more than 10% of our Common Stock, except for the following: (i) a Form 4 for William Devereux, the Company’s former Chief Financial Officer, reporting the grant of stock options, (ii) a Form 3 for Thomas Fore and (iii) a Form 4 for each officer and director of the Company disclosing a grant of warrants from July 31, 2025, due in each case to an administrative error.

Item 11. Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION

The following table sets forth information for our two most recently completed fiscal years ending December 31, 2025 and December 31, 2024 concerning all of the compensation awarded to, earned by the “named executive officers” as such term is defined under Item 402(m) of Regulation S-K promulgated under the Securities Act of 1933.

Name and Principal Position	Year	Salary	Bonus	Other	Stock Awards	Option Awards	Total

Robert Nistico, Former CEO and Director(1)	2025	$312,378	—	$13,200	—	$1,284,899	$1,610,477
	2024	$324,819	—	$13,800	—	$396,000	$734,619

William Meissner, President and CMO (2)	2025	$319,477	—	$9,600	—	$1,284,899	$1,613,976
	2024	$324,819	—	$9,200	—	$247,500	$581,519

William Devereux, Former CFO (3)	2025	$281,267	$80,000	$9,000	—	$1,808,570	$2,178,837
	2024	—	—	—	—	—	—

(1) Robert Nistico served as our Chief Executive Officer from 2020 until his resignation on November 14, 2025. He also resigned as director on April 24, 2026. “Other” consisted of automobile allowance for 2025 and automobile allowance for 2024. “Option Awards” for 2025 consisted of 750,000 Warrants which were subsequently cancelled in 2026 (see “2025 Warrants”) and 30,000 options from the Company’s Employee Stock Option Program that grants Splash Beverage Group stock options to employees of the Company that vest over time and have a strike price established when the grant is made for 2024.

(2) William Meissner, our President, became our principal executive officer on November 14, 2025 upon Mr. Nistico’s resignation as Chief Executive Officer. “Other” consisted of automobile allowance for 2025 and automobile allowance for 2024. “Option Awards” for 2025 consisted of 750,000 Warrants which were subsequently cancelled in 2026 (see “2025 Warrants”) and 18,750 options from the Company’s Employee Stock Option Program that grants Splash Beverage Group stock options to employees of the Company that vest over time and have a strike price established when the grant is made for 2024.

(3) Mr. Devereux served as our Chief Financial Officer from March 20, 2025 until his resignation effective November 30, 2025. “Other” consisted of automobile allowance for 2025. “Option Awards” for 2025 consisted of 1,000,000 Warrants (see “2025 Warrants” concerning these Warrants and 15,000 employee stock options grant in 2025 . The Warrants have an exercise price of $0.80 per share. The Company in 2026 cancelled these Warrants, which Mr. Devereux has not agreed to.

Employment Agreements

Except as described below, the Company does not have any employment agreements in place with any of its executive officers. The Board reserves the right to increase the salary of our executive officers, and/or to grant them equity awards, including stock, options or other equity securities, from time to time, as additional compensation or bonuses.

William Meissner – President and Chief Marketing Officer

Pursuant to William Meissner’s employment agreement dated May 4, 2020, the Company pays Mr. Meissner an annual base salary of $325,000 which is subject to annual increases based on cost of living adjustments and performance at the discretion of the Company’s Chief Executive Officer. Mr. Meissner is also eligible for a discretionary bonus, as determined by the Company’s Chief Executive Officer, of up to 50% of Mr. Meissner’s base salary.

Martin Scott – Interim Chief Financial Officer

Martin Scott serves as our Interim Chief Financial Officer pursuant to an employment agreement dated December 15, 2025, under which he is entitled to an annual base salary of $300,000 and discretionary bonuses of $20,000 upon filing of the Company’s Form 10-K and $30,000 upon the closing of any merger or change of control. The $20,000 bonus was paid following April 15, 2026 when the Company filed its Form 10-K for the year ended December 31, 2025.

Directors Compensation

During the fiscal year ended December 31, 2025, our directors were paid compensation in cash and options for serving as Directors of the Company.

Name	Year	Fees Earned or Paid in Cash	Option Awards(1)	Total Compensation

Thomas Fore	2025	$22,500	$1,287,168	$1,309,668

Justin Yorke(2)	2025	$15,000	$1,287,168	$1,302,168

Bill Caple	2025	$56,250	$1,287,168	$1,343,418

(1)	Represents Warrants granted in July 2025 that were subsequently cancelled in 2026. See “2025 Warrants.”
(2)	Mr. Yorke resigned as director on April 21, 2026.

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

Equity Compensation Plan Information

On May 21, 2020, the Board adopted the 2020 Plan, which provides for the grant of options, restricted stock awards, stock appreciation rights, performance units and performance bonuses to consultants and other eligible recipients. The 2020 Plan has a term ending on May 21, 2030.

On September 25, 2025, the Board adopted the 2025 Plan covering 5,315,780 shares of Common Stock of which have been or may be issued or issuable to employees, non-employee directors, officers, consultants and advisors of the Company and its subsidiaries. The 2025 Plan has a term ending September 25, 2035. The Company’s stockholders approved the 2025 Plan on October 31, 2025.

The following table gives information as of December 31, 2025 about shares of Common Stock that have been issued under the 2020 Plan.

The 2020 Plan, as amended contains an “evergreen provision” which provides for an automatic annual increase in the number of shares under the Plan of 7.5% of the total number of shares of Common Stock outstanding as of December 31st of the preceding fiscal year.

The 2025 Plan also contains an “evergreen provision,” pursuant to which the shares available for grants thereunder will automatically increase on January 1st of each year, for a period of seven years commencing on January 1, 2026 and ending on January 1, 2032. The yearly increases shall equal an amount equal to 5% of the total number of shares of Common Stock outstanding as of December 31 of the preceding calendar year, on a fully diluted basis.

Plan Category	No. of Shares to be Issued Upon Exercise or Vesting of Outstanding Stock Options	Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by the stockholders	216,212	$29.60	_5,360,314_
Equity compensation plans not approved by the stockholders

Total	216,212	$29.60	5,360,314

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the total outstanding equity awards as of December 31, 2025, for each named executive officer

Name*	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-Exercisable	Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Robert Nistico	9/16/2021	13,250	—	—	$44.80	9/16/2031
Robert Nistico	4/18/2024	30,000	—	—	$13.20	4/18/2034
William Meissner	9/16/2021	31,250	—	—	$44.80	9/16/2031
William Meissner	9/16/2021	2,500	—	—	$44.80	9/16/2031
William Meissner	4/18/2024	18,750	—	—	$13.20	4/18/2034
William Devereux	3/3/2025	5,000	10,000	—	$6.40	3/3/2035
William Devereux	7/31/25	1,000,000			$0.80	7/31/25

*Does not include the 2025 Warrants.

2025 Warrants

Effective July 31, 2025, the Company issued 5,050,000 Warrants to its officers, directors and certain employees. On April 1422, 2026, our Board cancelled the Warrants. The Company’s officers and directors who received Warrants agreed to cancel them. As of the date of this Report, 1,350,000 Warrants held by former employees, including William Devereux, the Company’s former Chief Financial Officer, remain outstanding and all other Warrants have been cancelled. The Company intends to pursue its remedies with respect to the remaining Warrants.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of April 22, 2026, for:

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

Our calculation of the percentage of beneficial ownership is based on 10,858,508 shares of Common Stock outstanding as of April 22, 2026. We have determined beneficial ownership in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under Rule 13d-3 of the Exchange Act , a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person or persons, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person or persons (and only such person or persons) by reason of these acquisition rights.

Name	Shares of Common Stock	Percentage of Common Stock
Executive Officers and Directors
William Meissner, President(1)	2,500	*

Martin Scott, Interim Chief Financial Officer	—	—

Thomas Fore, Director	—	—

Frederick William (“Bill”) Caple, Director (2)	20,000	*

Brady Cobb, Director	—	—

Francis Knuettel II, Director	—	—

Officers and Directors as a Group (6 individuals) (3)	22,500	*
5% or greater owners:
William Devereux (4)	1,005,000	8.5%

*Less than 1%.

(1) Represents options to purchase 2,500 shares of Common Stock.

(2) Includes options to purchase 18,125 shares of Common Stock held by SNS Universal Solutions LLC, an entity which Mr. Caple controls.

(3) This amount represents beneficial ownership by all current directors and executive officers of the Company.

(4) Mr. Devereux is our former Chief Financial Officer who resigned effective November 30, 2025. Includes Warrants to purchase 1,000,000 shares of Common Stock, and options to purchase 5,000 shares of Common Stock. Although our Board cancelled the Warrants on April 14, 2026, Mr. Devereux did not agree to the cancellation.

The Company’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information.

The Company maintains practices regarding the timing of equity-based compensation grants to executive officers, though it does not have a formal written policy governing such grants. The timing of any equity grants to executive officers in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date). As a result, in all cases, the timing of grants of equity awards, including stock options, occurs independent of the release of any material nonpublic information, and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of equity-based compensation.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of the transactions and series of similar transactions, since January 1, 2023, that we were a participant or will be a participant in, which:

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

In connection with Robert Nistico’s resignation as a director, in April 2026 the Company entered into a consulting agreement with Mr. Nistico pursuant to which Mr. Nistico agreed to provide consulting services to the Company for an initial term of six months for a consulting fee of $5,000 per month. The Company also agreed to grant Mr. Nistico a stock option to purchase 250,000 shares of the Company’s common stock under the Company’s 2025 Equity Incentive Plan, which is subject to future vesting requirements. The first vesting is if the Company acquires Medterra CBD, LLC. If the first vesting threshold is met: (1) 125,000 options vest immediately, and (2) 125,000 options will vest on at the end of the initial term of the consulting agreement, subject to continued services as of each applicable vesting date. The consulting agreement provides that if Mr. Nistico is terminated for cause, he will not be entitled to any unearned or unvested compensation. Pursuant to the consulting agreement, the Company also agreed to pay Mr. Nistico $31,000 in expenses previously payable to him by June 30, 2026.

During the normal course of business, the Company incurred expenses related to services provided by its then Chief Executive Officer or Company expenses paid by its then Chief Executive Officer, resulting in related party payables. In conjunction with the acquisition of Copa di Vino, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, its then Chief Executive Officer and director, as an additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Note Payable to Decathlon with a balance of $2,325,544 at December 31, 2025 and $1,995,950 at December 31, 2024. On April 20, 2026, the Company received a demand letter from the Lender. The Company disputes the demand and default, and has initiated discussions with the Lender prior to engaging in the legal process to defend its rights. The letter follows prior notices of default delivered by the Lender to the Company on March 18, 2025 and April 8, 2025. The letter demands immediate payment of obligations under the Loan and Security Agreement which according to the letter totaled $2,833,395.98 as of March 31, 2026 and continue to bear interest and are subject to other fees as set forth in the Loan and Security Agreement. The Company’s obligations under the Loan and Security Agreement are secured by the assets of the Company and its subsidiaries. The Loan and Security Agreement was previously disclosed and filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 31, 2020.

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

On September 2024 and November 2024 the Company also entered into a Merchant Cash Advance Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and with Timeless Funding LLC (the “Lender”). The Loan and Security Agreement provided a loan of $325,000 and $340,000, with the gross and interest amount of $172,250 and $173,400 respectively with the Lender (the “Credit Facility”). There was $85,260 and $311,713 respectively outstanding under this Credit Facility as of December 31, 2024.

There were related party advances from our then Chief Executive Officer and current director, Roert Nistico, in the amount of $400,000 outstanding as of December 31, 2024 and 2023. The $400,000 payable to Robert Nistico remains outstanding as of September 30, 2025. Mr. Nistico has asserted that interest is owed on these advances; however, the Company and Mr. Nistico have not yet reached agreement on the applicable interest rate or the amount of any interest that may be due, and the balances noted above do not include any interest.

In June 2025, the Company issued 1,000 shares of Preferred A Stock to Mr. Nistico. Series A is super voting preferred stock, which not convertible into common stock. Mr. Nistico was the sole holder of Series A.

On September 29, 2023, the Company also entered into a Purchase and Sales Future Receivables Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Knightsbridge Funding LLC (the “Lender”). The Loan and Security Agreement provided a loan of $165,000, with the gross and interest amount of $241,725 with the Lender (the “Credit Facility”). There was $99,185 outstanding under this agreement as of December 31, 2023. This amount was repaid during the first quarter of 2024.

Item 14. Principal Accounting Fees and Services.

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee reviews and approves audit and permissible non-audit services performed by our independent registered public accounting firm (the “Principal Accountant”), as well as the fees charged for such services. In its review of non-audit service and its appointment of our independent registered public accounting firm, the Audit Committee considers and considered whether the provision of such services was compatible with maintaining independence. All of the services provided and fees charged by our Principal Accountant in 2025 and 2024 were approved by the Audit Committee in accordance with its pre-approval policy.

December 31, 2025
Audit - Rose, Snyder & Jacobs LLP	$199,000
Audit related -CohnReznick LLP	—
Audit related - Rose, Snyder & Jacobs LLP	—
Tax	33,500
Total	$232,500

December 31, 2024
Audit - Rose, Snyder & Jacobs LLP	$180,500
Audit related -CohnReznick LLP	7,500
Audit related - Rose, Snyder & Jacobs LLP	—
Tax	32,000
Total	$220,000

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

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Agreement and Plan of Merger dated December 31, 2019 by and among Canfield Medical Supply, Inc., SBG Acquisition, Inc., and Splash Beverage Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated January 7, 2020)^

2.2	Form of Amendment No. 1 to the Agreement and Plan of Merger (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 7, 2020)^

3.1	Articles of Incorporation filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on November 15, 2021)^

3.2	Articles of Merger filed with the Secretary of State of the State of Nevada (incorporated by reference herein to Exhibit 2.2 filed with Form 8-K filed with the SEC on November 15, 2021)^

3.3	Statement of Merger filed with the Secretary of State of the State of Colorado (incorporated by reference herein to Exhibit 2.3 filed with Form 8-K filed with the SEC on November 15, 2021)^

3.4	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on December 22, 2022)^

3.5	Certificate of Designation of Series A Preferred Stock (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on June 13, 2025)^

3.6	Certificate of Change filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.7 filed with the Annual Report on Form 10-K filed with the SEC on July 11, 2025)^

3.7	Certificate of Designations, Preferences Rights and Limitations of the Series A-1 Convertible Redeemable Preferred Stock (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on June 26, 2025)^

3.8	Certificate of Designations, Preferences Rights and Limitations of the Series B Convertible Redeemable Preferred Stock (incorporated by reference herein to Exhibit 3.2 filed with Form 8-K filed with the SEC on June 26, 2025)^

3.9	Certificate of Designations, Preferences Rights and Limitations of the Series C Convertible Preferred Stock (incorporated by reference herein to Exhibit 3.3 filed with Form 8-K filed with the SEC on June 26, 2025)^

3.10	Certificate of Amendment to the Articles of Incorporation of Splash Beverage Group, Inc. filed with the Nevada Secretary of State on August 29, 2025 (incorporated herein by reference to Exhibit 3.1 filed with Form 8-K with the SEC on September 4, 2025)^

3.11	Certificate of Designation of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 filed with Form 8-K with the SEC on December 10, 2025)^

3.12	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form 8-K filed with the SEC on November 15, 2021)^

3.13	Amendment to Company Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on October 1, 2025)^

3.14	Amendment to Company Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on October 17, 2025)^

4.1	Form of Common Stock Certificate (incorporated by reference to exhibit 4.1 filed with the Annual Report on Form 10-K filed with the SEC on March 31, 2022)^

4.2	Form of Investor Warrant (incorporated by reference to exhibit 4.1 filed with the Current Report on Form 8-K filed with the SEC on June 15, 2021)^

4.3	Warrant Agent Agreement between Splash Beverage Group Inc. and Equinity Trust Company dated as of June 15, 2001 (incorporated by reference to exhibit 10.1 filed with the Current Report on Form 8-K filed with the SEC on June 15, 2021)^

4.4	Description of Capital Stock (incorporated by reference to Exhibit 4.4 filed with the Annual Report on Form 10-K with the SEC on July 11, 2025)^

4.5	Form of Warrant (incorporated by reference herein to Exhibit 4.1 filed with Form 8-K filed with the SEC on January 3, 2023)^

4.6	Form of Warrant (incorporated herein by reference to Exhibit 4.4 with Form 8-K filed with the SEC on October 6, 2023)^

4.7	Form of Warrant (incorporated herein by reference to Exhibit 4.4 with Form 8-K filed with the SEC on May 7, 2024)^

4.8	Form of Warrant (incorporated herein by reference to Exhibit 4.4 with Form 8-K filed with the SEC on August 26, 2024)^

4.9	Form of August Warrant (incorporated herein by reference to Exhibit 4.1 with Form 8-K filed with the SEC on October 22, 2024)^

4.10	Form of Warrant (incorporated herein by reference to Exhibit 4.4 with Form 8-K filed with the SEC on October 22, 2024)^

4.11	Form of A Warrant (incorporated by reference herein to Exhibit 4.1 filed with Form 8-K filed with the SEC on June 26, 2025)^

4.12	Form of B Warrant (incorporated by reference herein to Exhibit 4.2 filed with Form 8-K filed with the SEC on June 26, 2025)^

4.13	Form of Secured Convertible Promissory Note (incorporated herein by reference to Exhibit 4.1 with Form 8-K filed with the SEC on September 25, 2025)^

4.14	Form of Senior Promissory Note (incorporated herein by reference to Exhibit 4.1 with the Form 8-K filed with the SEC on November 14, 2025)^

4.15	Form of Promissory Note (incorporated by reference to Exhibit 4.1 filed with Form 8-K filed with the SEC on January 26, 2026)^

10.1	Form of Purchase Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 6, 2023)^

10.2	Form of Note (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on October 6, 2023)^

10.3	Form of Registration Rights Agreement (incorporated by reference herein to Exhibit 10.3 filed with Form 8-K filed with the SEC on October 6, 2023)^

10.4	Splash Beverage Group, Inc. Amended and Restated 2020 Long-Term Incentive Compensation Plan (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 10, 2023)^

10.5	Form of Waiver Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on December 18, 2023)^

10.6	Form of Registration Rights Agreement (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on December 18, 2023)^

10.7	Form of the Purchase Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on May 7, 2024)^

10.8	Form of the Note (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on May 7, 2024)^

10.9	Form of the Registration Rights Agreement (incorporated by reference herein to Exhibit 10.3 filed with Form 8-K filed with the SEC on May 7, 2024)^

10.10	Form of the Purchase Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on August 26, 2024)^

10.11	Form of the Note (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on August 26, 2024)^

10.12	Form of August Purchase Agreement (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 22, 2024)^

10.13	Form of August Note (incorporated by reference herein to Exhibit 10.2 filed with Form 8-K filed with the SEC on October 22, 2024)^

10.14	Form of August Registration Rights Agreement (incorporated by reference herein to Exhibit 10.3 filed with Form 8-K filed with the SEC on October 22, 2024)^

10.15	Form of Purchase Agreement (incorporated by reference herein to Exhibit 10.10 filed with Form 8-K filed with the SEC on October 22, 2024)^

10.16	Form of the Note (incorporated by reference herein to Exhibit 10.11 filed with Form 8-K filed with the SEC on October 22, 2024)^

10.17	Form of the Subscription Agreement (incorporated by reference herein to Exhibit 10.12 filed with Form 8-K filed with the SEC on October 22, 2024)^

10.18	Subscription and Investment Representation Agreement, dated June 10, 2025, Between Splash Beverage Group, Inc., and Robert Nistico (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K filed with the SEC on June 13, 2025)^

10.19	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K filed with the SEC on June 26, 2025)^

10.20	Form of Securities Exchange Letter Agreement*** (incorporated herein by reference to Exhibit 10.2 filed with Form 8-K filed with the SEC on June 26, 2025)^

10.21	Form of Registration Rights Agreement*** (incorporated herein by reference to Exhibit 10.3 filed with Form 8-K filed with the SEC on June 26, 2025)^

10.22	Form of Side Letter Agreement (incorporated herein by reference to Exhibit 10.4 filed with Form 8-K filed with the SEC on June 26, 2025)^

10.23	Acquisition Agreement*** (incorporated herein by reference to Exhibit 10.5 filed with Form 8-K filed with the SEC on June 26, 2025)^

10.24	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K with the SEC on September 25, 2025)

10.25	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 filed with Form 8-K with the SEC on September 25, 2025)^

10.26	Form of ELOC Agreement (incorporated herein by reference to Exhibit 10.3 filed with Form 8-K with the SEC on September 25, 2025)^

10.27	License Agreement (incorporated herein by reference to Exhibit 10.4 filed with Form 8-K with the SEC on September 25, 2025)

10.28	Settlement Agreement (incorporated herein by reference to Exhibit 10.5 filed with Form 8-K with the SEC on September 25, 2025)^

10.29	2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K with the SEC on October 1, 2025)****^

10.30	Martin Scott Employment Agreement (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K with the SEC on December 17, 2025)****^

10.31	Form of Letter Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K with the SEC on January 26, 2026)^

19.1	Splash Beverage, Inc., Insider Trading Policy (incorporated by reference to Exhibit 19.1 filed with the Annual Report on Form 10-K with the SEC on July 11, 2025)^

21.1	Subsidiaries (incorporated by reference herein to Exhibit 21.1 filed with Form 10-K filed with the SEC on March 8, 2021)^

23.1	Consent of Rose, Snyder & Jacobs LLP*^

31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Executive Officer*

31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer*

32.1	Certification of CEO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002**^

32.2	Certification of CFO pursuant to 18. U.S.C. Section 1350 as adopted, pursuant to Section 906 of Sarbanes-Oxley Act of 2002**^

97.1	Clawback Policy of the Company (incorporated by reference herein to Exhibit 97.1 filed with Annual Report on Form 10-K filed with the SEC on March 29, 2024)^

*101.INS	Inline XBRL Instance Document (filed herewith)
*101.SCH	Inline XBRL Taxonomy Extension Schema (filed herewith)
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase (filed herewith)
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
*101.DEF	Inline XBRL Taxonomy Definition Linkbase (filed herewith)
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document filed as Exhibit 101)

*	Filed herewith
**	Furnished herewith
***	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.
****	Indicates management contract or compensatory plan, contract or agreement.
^	Previously filed or furnished, as applicable, with our 2025 Form 10-K, originally filed with the SEC on April 15, 2026, which is being amended hereby.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPLASH BEVERAGE GROUP, INC. (Registrant)

Date: April 30, 2026	By:	/s/ William Messner
	Name:	William Messner, President
(Principal Executive Officer)