Form 10-Q
period 2026-03-31
SPLASH BEVERAGE GROUP, INC.
filed 2026-05-20
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

☐ Yes ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of May 18, 20226, there were 10,964,788 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.
FORM 10-Q
March 31, 2026

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.
Condensed Consolidated Financial Statements

March 31, 2026

Splash Beverage Group, Inc.
Condensed Consolidated Balance Sheets
March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$381,195	$281,435
Accounts receivable, net	20,333	15,748
Prepaid expenses	176,632	208,051
Inventory	54,922	33,538
Other receivables	75,766	93,221
Total current assets	708,848	631,993

Non-current assets:
Deposits	17,594	22,734
Investment in Salt Tequila USA, LLC	—	250,000
Right of use assets	32,906	48,041
Property and equipment, net	10,605	12,926
Total non-current assets	61,105	333,701

Total assets	$769,953	$965,694

Liabilities and Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$4,630,687	$4,810,061
Right of use liability, current portion	37,052	50,720
Related party notes payable	389,000	389,000
Dividends payable	1,208,020	831,944
Notes payable, net of discounts	5,923,153	6,225,581
Derivative liability	193,062	189,582
Accrued interest payable	3,112,692	2,282,528
Liabilities of discontinued operations	1,478,712	1,480,712
Total current liabilities	16,972,378	16,260,128

Long-term liabilities:
Notes payable, net of discounts	857	3,418
Right of use liability – net of current portion	—	2,976
Total long-term liabilities	857	6,394

Total liabilities	16,973,235	16,266,522

Stockholders’ deficit:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Preferred stock, Series A-1 $0.001 par value, 1,500 shares authorized, 1,300 shares issued and outstanding	1	1
Preferred stock Series B, $0.001 par value, 12% cumulative, 150,000 shares authorized, 98,480 shares issued and outstanding	98	122
Common Stock, $0.001 par, 400,000,000 shares authorized, 8,361,807 shares issued, 2,998,799 shares outstanding at March 31, 2026 and December 31, 2025	8,361	2,998
Additional paid in capital	168,189,318	166,561,278
Accumulated other comprehensive loss	10,539	33,828
Accumulated deficit	(184,411,599)	(181,899,055)
Total stockholders’ deficit	(16,203,282)	(15,300,828)

Total liabilities and stockholders’ deficit	$769,953	$965,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	2026	2025

Net revenues	$4,224	$68,606
Cost of goods sold	(2,376)	(43,062)
Gross profit	1,848	25,544

Operating expenses:
Contracted services	6,237	219,608
Salary and wages	297,751	826,096
Non-cash share-based compensation	176,972	135,709
Other general and administrative	482,585	472,540
Sales and marketing	17,273	29,894
Total operating expenses	980,818	1,683,847

Loss from continuing operations	(978,970)	(1,658,303)

Other income/(expense):
Other income	50,231	(1,845)
Amortization of debt discount	(13,446)	(978,721)
Interest expense	(889,455)	(637,345)
Loss on inventory write off	(30,078)	—
Loss on Asset write off	(271,271)	—
Change in FV of derivative	(3,480)	—
Total other expense	(1,157,499)	(1,617,911)

Provision for income taxes	—	—

Net loss from continuing operations, net of tax	(2,136,469)	(3,276,214)

Discontinued operations:
Loss from discontinued operations, net of tax	—	(374,237)
Net (loss) from discontinued operations	—	(374,237)

Net loss	$(2,136,469)	$(3,650,451)

Preferred stock dividends	(376,076)	—
Net loss available to common stockholders	$(2,512,545)	$(3,650,451)

Other comprehensive loss foreign currency translation loss, net of tax	(23,289)	(47,070)

Total comprehensive loss	(2,535,834)	(3,697,521)

Loss per share - continuing operations
Basic and dilutive	$(0.47)	$(1.76)
Loss per share - discontinued operations
Basic and dilutive	$—	$(0.21)
Net income(loss) per share – Basic and dilutive	$(0.47)	$(1.97)

Weighted average number of common shares outstanding - continuing operations
Basic and dilutive	4,568,365	1,857,211

Shares and per share amounts are reflective of the 1 for 40 reverse split that occurred on March 27, 2025.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

 Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three months ended March 31, 2026 and 2025

(Unaudited)

	Common Stock		Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock			Series C Preferred Stock		Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount		Shares	Amount	Paid-In Capital	Income	Deficit	(Deficit)

Balances at December 31, 2024	1,669,835	$1,670	—	$—	—	$—	—	$—		—	$—	$137,114,578	$81,180	$(155,832,277)	$(18,634,849)

Share based compensation	—	—	—	—	—	—	—	—		—	—	105,762	—	—	105,762
Issuance of warrant on convertible instruments		—	—	—	—	—	—	—		—	—	497,405	—	—	497,405
Conversion of notes payable to common stock	224,541	224	—	—	—	—	—	—		—	—	1,665,730	—	—	1,665,954
Issuance of common stock for services	5,500	6	—	—	—	—	—	—		—	—	34,994	—	—	35,000
Accumulated Comprehensive loss - Translation, net	—	—	—	—	—	—	—	—		—	—	—	(47,070)	—	(47,070)
Net loss	—	—	—	—	—	—	—	—		—	—	—	—	(3,650,451)	(3,650,451)

Balances at March 31, 2025	1,899,876	1,900	—	—	—	—	—	—		—	—	139,418,468	34,110	(159,482,728)	(20,028,249)

Balances at December 31, 2025	2,998,799	$2,998	—	$—	1,300	$1	122,731	$122		—	$—	$166,561,279	$33,828	$(181,899,055)	$(15,300,828)

Share based compensation	—	—	—	—	—	—	—	—	#	—	—	176,972	—	—	176,972
Conversion of Preferred stock B to common stock	1,940,120	1,940	—	—	—	—	(24,252)	(24)		—	—	(1,916)	—	—	—
Conversion of notes payable to common stock	266,770	267	—	—	—	—	—	—		—	—	84,163	—	—	84,430
Issuance of common stocks on ELOC	3,156,118	3,156	—	—	—	—	—	—		—	—	1,368,820	—	—	1,371,976
Accumulated Comprehensive loss - Translation, net	—	—	—	—	—	—	—	—		—	—	—	(23,289)	—	(23,289)
Dividends payable			—	—	—	—	—	—		—	—	—	—	(376,076)	(376,076)
Net loss	—	—	—	—	—	—	—	—		—	—	—	—	(2,136,469)	(2,136,469)

Balances at March 31, 2026	8,360,807	8,361	—	—	1,300	$1	98,480	98		—	—	168,189,318	10,539	(184,411,599)	(16,203,282)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2026 and 2025
(Unaudited)

	2026	2025
Net loss	$(2,136,469)	$(3,650,451)
(Income)loss from discontinued operations	—	374,237
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,321	2,321
Amortization of debt discount	13,446	978,721
ROU assets, net	(1,510)	1,808
Change in FV of Derivative	3,480	—
Loss on write-off of investment	250,000	—
Non-cash share-based compensation	176,972	140,762
Changes in working capital items:
Accounts receivable, net	(4,585)	115,926
Inventory, net	(21,384)	27,671
Prepaid expenses and other current assets	48,875	(58,845)
Deposits	5,141	(70,000)
Accounts payable and accrued expenses	(102,629)	1,139,917
Accrued interest payable	835,850	190,247
Net cash used in operating activities - continuing operations	(930,492)	(808,046)

Cash flows from financing activities:
Proceeds from issuance of Common stock	1,371,976	—
Proceeds from issuance of debt	—	881,650
Principal repayment of debt	(318,435)	(125,840)
Net cash provided by financing activities - continuing operations	1,053,541	755,810

Cash flows from discontinued operations
Operating cash flows	—	83,960
Investing cash flows	—	—
Financing cash flows	—	—
Net cash provided by (used in) discontinued operations	—	83,960

Net cash effect of exchange rate changes on cash	(23,289)	(47,070)

Net change in cash and cash equivalents	99,760	(15,346)

Cash and cash equivalents, beginning of year	281,435	15,346

Cash and cash equivalents, end of period	$381,195	$—

Supplemental disclosure of cash flow information:
Cash paid for Interest	$132,863	$78,783

Supplemental disclosure of non-cash investing and financing activities
Notes payable and accrued interest converted to common stock (266,770 shares in 2026 & 224,541 shares in 2025,)	80,000	1,665,953

Non-cash debt discount in the form of issuance of equity instruments in conjunction with convertible notes	—	2,435,082

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

Splash Beverage Group, Inc. (the “Company” or “Splash”) that was historically seeking to identify, acquire, and build early stage or under-valued beverage brands that have strong growth potential within its distribution system. Due to its lack of working capital and unsuccessful efforts at commercializing its beverage business, Splash currently has one product line it is distributing – Chispo tequila which it is authorized to distribute in certain U.S. states and certain non-U.S. locations. Presently Chispo is the house tequila for the Senor Frog stores located in Florida, The Bahamas and Mexico. The revenue generated in the first quarter of 2026 came from sales to Senor Frog.

As a result of its lack of meaningful sales in the beverage business, Splash is transitioning to the regulated wellness and cannaboid markets.

On March 4, 2026, Splash entered into a non-binding letter of intent (the “Letter”) with the target company, Medterra CBD, LLC (“Medterra”), a manufacturer and multi-brand operator of federally compliant cannabinoid wellness products. Pursuant to the Letter, the parties agreed in principal on the terms of a potential business combination between Medterra and the Company, which transaction is subject to due diligence and execution of a definitive written agreement and other applicable agreements, receipt of audited financial statements of Medterra and customary closing conditions. In addition, the Company shall be required to raise capital to pay off Medterra’s debt of approximately $6 million. The proposed terms for the acquisition reflect an enterprise value of Medterra of $37.6 million or the issuance of at least 54.4 million shares of Common Stock, which assumes repayment of its outstanding debt and delivery of approximately $10,000,000 in cash to pay off and extinguish the debt of Medterra and to cover the income taxes of the Medterra equity holders. At closing the Company will issue Medterra investors a number of shares of the Company’s Common Stock equal to up to 19.99% of the Company’s Common Stock then outstanding, and the remaining shares will be of two series of convertible preferred stock (“Series X” and “Series X-1”) to be issued to Medterra’s equity holders based on their existing ownership interests in Medterra. The Series X and X-1 shares will convert at $0.50 per share. The Common Stock to be issued at the closing shall have full rights equal to all outstanding Common Stock, except the holders may not vote upon the stockholder approval of the change of control contemplated by the acquisition. The Letter also provides that the Company will issue Series X-1 to Medterra’s lender with the stated value based upon the equity value of Medterra. In exchange the lender shall cancel its warrants to purchase equity of Medterra.

The Letter expired on May 4, 2026. However the Company has delivered due diligence materials and about three weeks ago sent a draft merger agreement to Medterra and is awaiting their response and/or revisions. The Letter did not contain an exclusivity clause, and to ensure that the Company remains active in a quickly evolving marketplace, management, led by experience cannabinoid markets operator Brady Cobb, has been pursuing potential alternative transactions over the past 30 days in the wellness and cannabinoid sectors and will provide further updates as they become available. Management believes the Company is uniquely positioned to capitalize on the ongoing evolution of the cannabinoid and wellness economy by identifying, partnering with, and supporting established brands across the hemp-derived CBD and, subject to applicable regulatory and exchange approvals, medical cannabis marketplaces.

On March 27, 2025, the Company implemented a 1.0 for 40.0 reverse stock split. All common stock shares stated herein have been adjusted to reflect the split. The purpose of this reverse split was to maintain the company’s listing on the NYSE American.

Note 2 – Summary of Significant Accounting Policies

Basis of Accounting

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), and the requirements of the U.S. Securities and Exchange Commission (the “SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with U.S. GAAP. They should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2025 Annual Report on Form 10-K, filed with the SEC on April 15, 2026 (the “Form 10-K”).

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

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

Our investment in Salt Tequila USA, LLC was historically accounted for at cost, as the Company did not have the ability to exercise significant influence. During the three months ended March 31, 2026, the Company recognized an impairment charge of $250,000 related to this investment, bringing the carrying amount to $0 on the accompanying condensed consolidated balance sheet as of March 31, 2026.

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

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2026 or December 31, 2025.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At March 31, 2026 and December 31, 2025, the Company’s cash on deposit with financial institutions, had not exceeded federally insured limits of $250,000.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated recoverable amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. The Company establishes provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions. At March 31, 2026 and December 31, 2025, our accounts receivable amounts are reflected net of allowances of $20,333 and $15,748 respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at March 31, 2026 and December 31, 2025 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. The Company establishes provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $0 at March 31, 2026 and December 31, 2025.

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

Depreciation expense totaled $2,321 and $2,321 for the three months ended March 31, 2026 and March 31, 2025, respectively. Property and equipment as of March 31, 2026 and December 31, 2025 consisted of the following:

	2026	2025
Auto	45,420	45,420
Computer Software	5,979	5,979
Office furniture & equipment	1,500	1,500
Total cost	52,899	52,899
Accumulated depreciation	(42,294)	(39,973)
Property, plant & equipment, net	10,605	12,926

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

The liabilities and indebtedness presented on the consolidated financial statements approximate fair values at March 31, 2026 and December 31, 2025, consistent with recent negotiations of notes payable and due to the short duration of maturities.

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

Balance December 31, 2025	$189,582
Creation of derivative liability	—
Change in value	3,480
Balance December 31, 2025	$193,062

March 31, 2026

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$	$—	$—	$193,062
Total	$	$—	$—	$193,062

 December 31, 2025

	Amount	Level 16	Level 2	Level 3
Embedded conversion derivative liability	$	$—	$—	$189,582
Total	$	$—	$—	$189,582

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

The table below shows the option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	March 31, 2026	Year ended December 31, 2025
Expected term	.25 years	.50 years
Expected average volatility	118.9%	109% -122%
Expected dividend yield	—	—
Risk-free interest rate	4.13%	4.43%

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at March 31, 2026 and December 31, 2025.

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

Advertising

The Company conducts advertising for the promotion of its products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. The Company recorded advertising expense of $17,273 and $22,426 for the three months ended March 31, 2026 and 2025, respectively.

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

Foreign Currency Gains/Losses

Foreign Currency Gains/Losses — foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. Gains or losses from these translation adjustments are included in the condensed consolidated statement of operations and other comprehensive loss as foreign currency translation gains or losses. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances, are included in foreign currency translation in the condensed consolidated statement of operations and comprehensive loss. The Company incurred foreign currency translation net loss of $23,289 and net loss of $50,694 for the three months ending March 31, 2026 and 2025 respectively.

Liquidity, Capital Resources and Going Concern Considerations

The Company’s consolidated financial statements have been prepared on the basis of US GAAP for a going concern, on the premise that the Company is able to meet its obligations as they come due in the normal course of business. The Company historically has incurred significant losses and negative cash flows from operation since inception and had net-loss of approximately $2.5 million for three-month period ended March 31, 2026 and accumulated deficit of approximately $184.4 million through March 31, 2026. During the three-month period ended March 31, 2026, the Company’s net cash used in operating activities totaled approximately $0.9 million. Additionally, the Company’s current liabilities exceed its current assets, and it has a working capital deficit. To date the Company has generated cash flows from issuances of equity and indebtedness.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

The Company received approximately $1.4 million from the issuance of common stocks for the three months ending March 31, 2026.

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

Recent Accounting Pronouncements

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the guidance in ASC 350-40, Intangibles – Goodwill and Other – Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. The ASU is effective for fiscal years beginning after December 15, 2027, and for interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact this guidance will have on its financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements, once adopted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

.All other newly issued but not yet effective accounting pronouncements have been deemed to be not applicable or immaterial to the Company.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	March 31, 2026	December 31, 2025
Notes Payable and Convertible Notes Payable

In December 2020, the Company entered into a 56- month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% through November 2022 and 4.00% through September 2025 of the previous month’s revenue. Note is due September 2025. Note is guaranteed by a related party see note 6.	17%	188,839	188,839

In May 2021, the Company entered into a six-month loan with an individual in the amount of $10,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to October 31, 2024. The note was in default.	7%	10,000	10,000

In August 2022, the Company entered into a 56-months auto loan in the amount of $45,420.	2.35%	11,011	13,514

In August 2023, the Company entered into a twelve-month loan with an individual in the amount of $300,000. The convertible note included the issuance of 150,000 shares of common stocks. The loan matures in August 2024 with principal and interest due at maturity with conversion price of $0.85 per share and is non-interest bearing.	—%	43,000	43,000

In October 2023, the Company entered into a three-month loan with an individual in the amount of $500,000. The loan matures in January 2024 with principal and interest due at maturity. The loan was extended to June 2024.	10%	500,000	500,000

In October 2023, the Company entered into a loan with an individual in the amount of $130,000. The loan requires payment of 17% of daily Shopify sales.	—%	58,612	58,612

In April 2024, the Company entered into a commercial financing agreement in the amount of $815,000 and will be paid weekly until the loan is paid in full. The loan was in default.	—%	320,335	331,335

In June 2024, the Company entered into a revenue purchase agreement in the amount of $250,000. 4% of revenue will be paid weekly until the loan is paid in full.	—%	13,459	13,459

In September 2024, the Company entered into a merchant cash advance agreement in the amount of $325,000 to be paid weekly until the loan is paid in full.	—%	10,861	10,861

In September 2024, the Company entered into an agreement with individuals totaling in the amount of $590,000. There is no stated maturity. $290,000 was exchanged to Series B Preferred stock in June 2025	—%	300,000	300,000

In October 2024, the Company entered into an agreement with individuals totaling in the amount of $950,000. There is no stated maturity, the proceeds of which were to be used for a future acquisition which did not occur.	—%	950,000	950,000

In November 2024, the Company entered into a merchant cash advance agreement in the amount of $340,000 to be paid weekly until the loan is paid in full. The loan was in default.	—%	240,713	256,713

In December 2024, the Company entered into a twelve-month loan with an individual in the amount of $500,000. The loan matures in December 2025 with principal and interest due at maturity.	12%	225,000	225,000

In January 2025, the Company entered into a 12-month loan with individuals in the amount of $350,000. The note included 100% warrant coverage. The loan had a maturity of January 2026 with principal and interest due at maturity with conversion price of $10 per share. The loan of $150,000 was converted to Sereis B Preferred stock in June 2025.	12%	$200,000	200,000

In July 2025, the Company entered into a convertible promissory note in the amount of $30,000. The loan was due on August 31, 2025	12%	$30,000	30,000

In August 2025, the Company entered into a convertible promissory note with individuals totaling in the amount of $241,280. The loan had a maturity of May 2026 with principal and interest due at maturity. The loans are convertible at 75% multiplied by the lowest trading price for the Company’s common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date, subject to a 4.99% equity blocker.	22%	54,984	241,280

In August 2025, the Company entered into a convertible promissory note in the amount of $183,280. The loan had a maturity of June 2026 with principal and interest due at maturity. The loans are convertible at 75% multiplied by the lowest trading price for the Company’s common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date, subject to a 4.99% equity blocker.	22%	80,643	183,280

In September 2025, the Company entered into a twelve-month loan with individuals totaling in the amount of $2,200,000. The loan matures in September 2026 with principal and interest due at maturity and is convertible into the Company’s Common Stock at a conversion price equal to the lower of $1.75 and $0.01 above the closing price on the date of conversion.	0%	2,200,000	2,200,000

In November 2025, the Company entered into a twelve-month loan with individuals totaling in the amount of $500,000. The loan matures in November 2026 with principal and interest due at maturity and is convertible into the Company’s Common Stock at a conversion price equal to the lower of $1.75 and $0.01 above the closing price on the date of conversion.	0%	500,000	500,000

	Total notes payable	$5,937,457	$6,255,893

	Less notes discount	(13,447)	(26,894)
	Less current portion	(5,923,153)	(6,225,581)

	Long-term notes payable	$857	$3,418

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

Interest expense on notes payable was $889,455 and $637,345 for the three months ended March 31, 2026 and 2025, respectively. Accrued interest amounted to $3,112,692 and $2,282,528 as of March 31, 2026 and December 31, 2025, respectively.

The Company recognized approximately $13,450 and approximately $697,275 of interest expense attributable to the amortization of the debt discount during the three months ended March 31, 2026 and 2025, respectively.

	Interest Rate	March 31, 2026	March 31, 2025
Shareholder Notes Payable

In February 2023, we entered into a loan with an individual in the amount of $200,000. The annual interest rate is 12%. The loans was converted to Series B Preferred stock in June 2025.	12%	—	200,000

	Less current portion	—	(200,000)

	Long-term notes payable	$—	$—

Interest expense on related party notes payable was $5,686 for the three months ended March 31, 2026 and 2025, respectively. The Company’s effective interest rate was 14.87% for the three months ended March 31, 2025.

As of March 31, 2026, the Company’s convertible note balances are convertible into 8,388,296 shares of common stock

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

During the three months ended March 31, 2026, we sold 3,165,118 shares of Common Stock for total gross proceeds of $1,371,976 pursuant to the ELOC Agreement and 266,770 shares for conversion of notes payable and accrued interest totaling $84,430. During the three months ended March 31, 2026, 24,252 shares of Preferred-B were converted into 1,940,120 shares of common stock.

During the three-months ended March 31, 2025, we issued 5,500 shares valued at $35,000 in exchange for services and 224,541 shares for conversion of notes payable and accrued interest totaling $1,665,953.

ELOC Letter Agreement

On January 26, 2026, the Company entered into an agreement (the “Letter Agreement”) with C/M Capital Master Fund, LP (the “Investor”) which Investor is the counterparty to that certain Securities Purchase Agreement dated September 19, 2025 establishing an equity line of credit facility between the Company and the Investor (the “ELOC Agreement”). Pursuant to the Letter Agreement, the Company in lieu of issuing the Investor shares of Common Stock referred to in the ELOC Agreement as the “Commitment Shares”, as such term is defined and described in the ELOC Agreement, the Company instead issued to the Investor a promissory note (the “Note”). The Note has an initial principal amount of $525,000, which shall be subject to increase up to $700,000 in connection with sales made under the ELOC Agreement which increase, if applicable, would reflect the additional 0.5% of Commitment Shares the Investor was previously entitled to receive under the ELOC Agreement. The Note bears no interest unless an event of default occurs whereupon interest accrues at a rate of 10% per annum and matures on January 26, 2028.

In addition, following the repayment of prior promissory notes originally issued on September 22, 2025 to the Investor and an affiliate, the Note is subject to mandatory prepayments from net proceeds received by the Company under the ELOC Agreement after the first $3 million of net proceeds equal to 30% of any further net proceeds.

ELOC Sales

During the three-months ended March 31, 2026, we sold 3,165,118 shares of Common Stock for total gross proceeds of $1,371,976 pursuant to the ELOC Agreement.

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
●

Series C is convertible at a fixed price of $3.00,. The parties agreed on April 9, 2026 that, notwithstanding anything in the Agreement or in any other agreements and documents between the parties to the contrary, the parties hereby agree to rescind and nullify the Transaction effective December 31, 2025. In the furtherance thereof, the Company hereby agrees to transfer the Purchased Assets to Utopia, and Utopia hereby agrees to surrender the Purchase Price consisting of 20,000 shares of the Company’s Series C Convertible Preferred Stock which were issued to Utopia, to the Company, in each case effective as of December 31, 2025.

Redemption – at the sole discretion of the Company

●	Series A-1 and Series B are redeemable by the Company after two years from the date of issuance, for $1,300,000 and $9,850,000, respectively.
●	Series C is not redeemable.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Seniority

●	Series B is the most senior class (Seniority Level 1).
●	Series A-1 ranks junior to Series B (Seniority Level 2).
●	Series C is the most junior class (Seniority Level 3).

During the three months ended March 31, 2026, 24,252 shares of Preferred-B were converted into 1,940,120 shares of common stock.

During the year ended December 31, 2025, 3,979 shares of Preferred-B were converted into 328,779 shares of common stock.

Stock Plan

In July 2020, the Board adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights, Performance Units and Performance Bonuses to consultants and eligible recipients. The total number of shares that may be issued under the 2020 plan was 152,383 as of March 31, 2026.

The 2020 Plan has an “evergreen” feature, which provides for the annual increase in the number of shares issuable under the plan by an amount equal to 5% of the number of issued and outstanding common shares at year end, unless otherwise adjusted by the board. In October 2023, the shareholders voted to increase the number of shares issuable under the Plan to 7.5%. At January 1, 2025 the number of shares issuable under the 2020 plan increased by 125,358 During the three months ending March 31, 2026 the Board of Directors agreed to cease increases to the plan.

2025 Equity Incentive Plan

On September 25, 2025 the Company adopted the 2025 Equity Incentive Plan covering 5,315,780 shares of Common Stock of which have been or may be issued or may be issuable to employees, non-employee directors, officers, consultants and advisors of the Company and its subsidiaries. As of March 31, 2026, that have been no grants under the Plan.

The following is a summary of the Company’s stock option activity:

Options	March 31, 2026		March 31, 2025
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance - January 1*	204,254	$30.39	216,212	$29.60

Granted	—	—	15,000	6.04
Exercises	—	—	—	—
Cancelled	3,888	13.20	12,500	13.20

Balance – March 31,	200,366	$30.54	216,100	$28.80

Exercisable – March 31,	194,408	$30.76	184,090	$31.68

During the three-month period ended March 31, 2026 and March 31, 2025, the company granted 0 and 15,000 options to new employees under the 2020 plan.

The fair value of stock options granted in March 31, 2025   has been measured at $90,587 using the Black-Scholes option pricing model with the following assumptions: exercise price $6.04, expected life 10 years, expected volatility 254%, expected dividends 0%, risk free rate 4.0%.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 5 – Stockholders’ Equity, continued

Common Stock Issuable, Liability to Issue Stock and Shareholder Advances

Outstanding balance for shareholder advances on March 31, 2026 and 2025 was $0 and $200,000 respectively.

Note 6 – Related Parties

During the normal course of business, the Company incurred expenses related to services provided by Robert Nistico, the then Chief Executive Officer (“Nistico”) or Company expenses paid by Nistico , resulting in related party payables. In conjunction with the acquisition of Copa di Vino, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Nistico as an additional guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Note Payable to Decathlon with a balance of $3,059,424 at March 31, 2026 and $2,325,544 at December 31, 2025. Under the Loan and Security Agreement, the Company received $1,578,237 in December 2020, has paid the lender $2,022,498 and allegedly owes $3,059,424. The Company is engaged in discussions with the lender since it believes the loan is unconscionable under Utah law and therefore not enforceable.

On September 2024 and November 2024 the Company also entered into a Merchant Cash Advance Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, as an additional Guarantor and each of the subsidiary Guarantors from time-to-time party thereto, and with Timeless Funding LLC (the “Lender”). The Loan and Security Agreement provided a loan of $325,000 and $340,000, with the gross and interest amount of $52,41 and $173,400 respectively with the Lender (the “Credit Facility”). There was $52,417 and $335,911 respectively outstanding under this agreement as of December 31, 2025.

There were related party advances from our then Chief Executive Officer, Robert Nistico, in the amount of approximately $0.4 million outstanding as of March 31, 2026 and approximately $0.4 million as of December 31, 2025. The advances bear interest at rates ranging from 4% to 7% per annum, and interest expense was accrued in accordance with the terms of the arrangements.

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

During the three-months ending March 31, 2026 the Company recorded an impairment of $250,000.

Note 8 –Leases

The Company has various operating lease agreements primarily related to real estate and office. The Company’s real estate leases represent a majority of the lease liability. Lease payments are mainly fixed. Any variable lease payments, including utilities, common area maintenance are expensed during the period incurred. Variable lease costs were immaterial for the quarter ended March 31, 2026 and 2025. A majority of the real estate leases include options to extend the lease. Management reviews all options to extend at the inception of the lease and account for these options when they are reasonably certain of being exercised.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on the Company’s condensed consolidated statement of operations and comprehensive loss. Operating lease cost was $88,603 and $88,603 during the period ended March 31, 2026 and 2025, respectively.

The following table sets for the maturities of our operating lease liabilities and reconciles the respective undiscounted payments to the operating lease liabilities in the consolidated balance sheet at March 31, 2025

Undiscounted Future Minimum Lease Payments	Operating Lease

2026 (Nine months remaining)	35,106
2027	2,976
Total	38,082
Amount representing imputed interest	(1,030)
Total operating lease liability	37,052
Current portion of operating lease liability	37,052
Operating lease liability, non-current	$—

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 8 –Leases, continued

The table below presents lease-related terms and discount rates at March 31, 2026:

Remaining term on leases	1 to 12 months
Incremental borrowing rate	5.0%

NOTE 9 – Discontinued operations

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

The following table presents the major classes of assets and liabilities of the discontinued operations related to the Subsidiaries:

	March 31,	December 31,
	2026	2025
Assets of discontinued operations:
Cash	$—	$—
Accounts receivable, net	—	—
Prepaid Expenses	—	—
Inventory	—	—
PP&E	—	—
Total assets of discontinued operations	$—	$—

Liabilities of discontinued operations:
Notes payable, current portion	$726,625	$726,625
Accounts payable	752,087	754,087
Accrued expenses	—	—
Lease liabilities, current portion	—	—
Liabilities of discontinued operations, current portion	1,478,712	1,480,712
Total liabilities of discontinued operations	$1,478,712	$1,480,712

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

The following table summarizes the results of operations of discontinued operations:

	Three Months Ended March 31,
	2026	2025
Revenues	$—	$393,072
Cost of revenues, excluding depreciation and amortization	—	416,913
Gross loss	—	(23,841)
Operating expenses	—	(350,396)
Other expenses	—	—
Loss from discontinued operations	$—	$(374,237)

Note 10 – Segment Reporting

The Company has two reportable operating segments: (1) the manufacture and distribution of non-alcoholic and alcoholic brand beverages, and (2) the e-commerce sale of beverages. These operating segments are managed separately and each segment’s major customers have different characteristics. Segment Reporting is evaluated by our Chief Executive Officer and Chief Financial Officer.

Note: The Copa di Vino business is included in our Splash Beverage Group segment.

Revenue, net	March 31, 2026	March 31, 2025
Splash Beverage Group	4,224	9,594
E-Commerce	—	59,012

Total revenues, net, continuing operations	$4,224	$68,606

Segment operating loss:	March 31, 2026	March 31, 2025
Splash Beverage Group	(967,075)	(1,380,520)
E-Commerce	(11,895)	(277,783)

Total contribution after marketing	$(978,970)	$(1,658,303)

Reconciliation of segment loss to corporate loss:	March 31, 2026	March 31, 2025
Other income/expense	49,731	(1,845)
Amortization of debt discount	(13,446)	(978,721)
Interest income and expenses	(889,455)	(637,345)
Loss on inventory write off	(30,078)	—
Loss on asset write off	(271,271)	—
Change in FV of derivative	(2,980)	—

Loss from continuing operations	$(2,136,469)	$(3,276,214)

Total assets	March 31, 2026	December 31, 2025
Splash Beverage Group	743,902	938,652
Assets of discontinued operations	—	—
E-Commerce	26,051	27,042

Total assets	$769,953	$965,694

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

On April 29, 2026, the Company received notification form NYSE Regulation that the Company is not in compliance with the continued listing standards due to its negative stockholders’ equity at December 31, 2025. NYSE American requires a minimum of $6 million of equity for issuers with a history of net losses like the Company. The Company is required to submit a plan by May 29, 2026 as to how it will regain compliance by January 29, 2027. The Company expects that the acquisition of Medterra will create sufficient equity and due to Medterra’s income the Company does not expect to fail to comply in the future.

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

Note 12 – Subsequent Events

On April 14, 2026, our Board of Directors agreed to cancel the 5,050,000 Warrants granted on July 31, 2025 subject to each person as applicable agreeing to cancel them. As of the date of this Report, 1,350,000 Warrants held by our former employees remain outstanding and all other Warrants have been canceled. The Company intends to pursue its remedies with respect to the remaining Warrants.

On April 17, 2026,the “Company filed a Certificate of Withdrawal (the “Withdrawal of Designation”) with the Secretary of State of the State of Nevada and terminated the designation of its Series A Preferred Stock, par value $0.001 per share (the “Series A”). At the time of filing the Withdrawal of Designation, there were no shares of Series A issued and outstanding. The Withdrawal of Designation became effective upon filing and eliminated from the Articles of Incorporation all matters as set forth in the Certificate of Designation of the Series A.

On April 20, 2026, the Company entered into amendments to certain settlement agreements which the Company had previously entered into with three separate prior investors of the Company (the “Investors”) in February 2026. Pursuant to the amendments, the Company and each Investor agreed to extend the due date for the remaining settlement payments payable by the Company totaling $535,595 (after deducting prior payments totaling $50,000) to June 1, 2026, with interest accruing thereon at a rate of 12% and attorneys’ fees incurred by the Investors during that time in connection with such matter payable by the Company. The Company also agreed to pay installments to each investor totaling $100,000 by May 15, 2026. The settlement agreements relate to amounts invested by the Investors in October 2024 in connection with agreements which the Investors claimed the Company had breached.

On April 21 and April 24, 2026, Justin Yorke and Robert Nistico, respectively, members of the Board of Directors of the Company (the “Board”), each notified the Company of his decision to resign from the Board, effective immediately.

On April 23, 2026, the Company entered into a consulting agreement with Mr. Nistico pursuant to which Mr. Nistico will provide consulting services to the Company for an initial term of six months for a consulting fee of $5,000 per month. The Company also agreed to grant Mr. Nistico a stock option to purchase 250,000 shares of the Company’s common stock under the Company’s 2025 Equity Incentive Plan, which is subject to future vesting requirements. The first vesting is if the Company acquires Medterra CBD, LLC. If the first vesting threshold is met: (1) 125,000 options vest immediately, and (2) 125,000 options will vest on at the end of the initial term of the consulting agreement, subject to continued services as of each applicable vesting date. The consulting agreement provides that if Mr. Nistico is terminated for cause, he will not be entitled to any unearned or unvested compensation. Pursuant to the consulting agreement, the Company also agreed to pay Mr. Nistico $31,000 in expenses previously payable to him by June 30, 2026.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

On April 20, 2026, the Company received a demand letter from Decathlon Alpha IV, L.P. (the “Lender”) in connection with a Revenue Loan and Security Agreement dated December 24, 2020 (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, the Company’s former Chief Executive Officer, as a guarantor and each of the subsidiary guarantors from time-to-time party thereto. The Company disputes the demand and default, and has initiated discussions with the Lender prior to engaging in the legal process to defend its rights. The letter follows prior notices of default delivered by the Lender to the Company on March 18, 2025 and April 8, 2025. The letter demands immediate payment of obligations under the Loan and Security Agreement which according to the letter totaled $2,833,395.98 as of March 31, 2026 and continue to bear interest and are subject to other fees as set forth in the Loan and Security Agreement. The Company’s obligations under the Loan and Security Agreement are secured by the assets of the Company and its subsidiaries.

On April 27, 2026, the Board appointed Francis Knuettel II to serve on the Board,

On April 28, 2026, the Company entered into an agreement with the holder of outstanding Series D Convertible Preferred Stock in which the holder agreed to cancel the Series D Convertible Preferred Stock in exchange for 227,200 shares of common stock. The common stock will be issued upon approval of the supplemental listing application we plan to file with the NYSE American.

On April 29, 2026, the Company received notice from NYSE Regulation (the “NYSE”) that the Company is not in compliance with the shareholders’ equity requirement of $6 million as of December 31, 2025 as outlined in Section 1003(a)(i), (ii), and (iii) of the Company Guide. The NYSE noted that that the Company’s actual shareholders’ equity was ($15,300,828). The Company must submit a plan by May 29, 2026 advising the NYSE of actions it has taken or will take to regain compliance with the continued listing standards by January 29, 2027. It expects that if it closes its announced merger with Medterra CBD, LLC, it will meet the shareholders’ equity rule.

On May 4, 2026, the Company filed a Certificate of Withdrawal (the “Withdrawal of Designation”) with the Secretary of State of the State of Nevada and terminated the designation of its Series D Convertible Preferred Stock, par value $0.001 per share (the “Series D”). At the time of filing the Withdrawal of Designation, there were no shares of Series D issued and outstanding. The Withdrawal of Designation became effective upon filing.

ELOC Sales

From April 1, 2026 through May 18, 2026, the Company has sold 2,695,386 shares of Common Stock for total gross proceeds of $855,412 pursuant to the ELOC Agreement.

On May 9, 2026, the Company appointed Brady Cobb as the Company’s Interim Chief Executive Officer, effective immediately. By virtue of this appointment, Mr. Cobb became the principal executive officer of the Company. Mr. Cobb has been a director of the Company since February 2, 2026.

On May 12, 2026, William Meissner notified the Company of his resignation as President and all other offices of and employment with the Company, which resignation will become effective on June 1, 2026.

On May 12, 2026, the Company entered into a consulting agreement with Mr. Meissner pursuant to which, beginning on June 1, 2026, Mr. Meissner will provide consulting services to the Company for an initial term of six months for a consulting fee of $5,000 per month. The Company also agreed to grant Mr. Meissner a stock option to purchase 250,000 shares of the Company’s common stock under the Company’s 2025 Equity Incentive Plan, which is subject to future vesting requirements. The first vesting t: (1) 125,000 options vest immediately, and (2) 125,000 options will vest on at the end of the initial term of the consulting agreement, subject to continued services as of each applicable vesting date. The consulting agreement provides that if Mr. Meissner is terminated for cause, he will not be entitled to any unearned or unvested compensation.

ITEM 1A. RISK FACTORS

The Company has included in Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”), a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). In addition to the Risk Factors we previously disclosed in our Form 10-K filed with the SEC, below are additional or updated risks and uncertainties applicable to us and an investment in our securities. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

We may be unable to maintain our listing on NYSE American due to existing or proposed continued listing requirements.

Our common stock is listed on the NYSE American. The NYSE American imposes various continued listing standards, the noncompliance with which may result in the delisting of our common stock. For example, on April 29, 2026, the Company received notice from NYSE that the Company was not in compliance with the shareholders’ equity requirement of $6 million as of December 31, 2025 as outlined in Section 1003(a)(i), (ii), and (iii) of the NYSE American Company Guide. The NYSE noted that that the Company’s actual shareholders’ equity was ($15,300,828). The Company must submit a plan by May 29, 2026 advising the NYSE of actions it has taken or will take to regain compliance with the continued listing standards by January 29, 2027. The Company intends for its compliance plan to be based upon completing a merger or acquisition of an operating entity. The Company again failed to meet this shareholders’ equity requirement as of March 31, 2026. If the merger closes, the Company anticipates it will comply with this shareholders’ equity requirement.

The Company signed a non-binding Letter of Intent contemplating a merger with Medterra CBD, LLC on March 12, 2026. However, as of the date of this report the Company is still awaiting comments on a Merger Agreement which it sent to Medterra approximately three weeks ago. As such, as of the date of this Report there is uncertainty as to this transaction. See Note 1 to the financial statements contained in this report. If the Company is unable to complete the contemplated merger or another acquisition in the time required by NYSE, our common stock would be subject to delisting procedures. The due diligence, selection, negotiation and approval processes for mergers and acquisitions are time and resource intensive processes and we may be delayed or prevented from adequately completing a reverse merger as necessary to regain compliance within the timeframe required by the NYSE American.

Further, Section 1003 of the NYSE American Company also imposes other continued listing requirements that we may be unable to comply with. Notably, the rules provide that if the Company’s stock price trades at a “low price per share,” the NYSE American will delist us without a compliance period or opportunity to cure. The NYSE American presently considers $0.10 per share to be a low stock price resulting in immediate delisting. As of the date of this Report, our stock price has been trading below $0.20 per share and has declined gradually over the course of the year from $0.741 on January 2. In an effort to avoid falling below $0.10 per share, the Company intends to effect a “proportionate” reverse stock split wherein both the outstanding shares and the authorized shares of our common stock are proportionately reduced by approval of the Board of Directors, without the need for shareholder approval under Nevada law. However, there can be no assurance that we will be able to effect such a reverse split in time to avoid our stock price falling below the $0.10 minimum, including due to procedural and advance notice requirements before the reverse split can take effect. Further, under NYSE American rules the reverse split ratio must be below 1:5, thereby limiting our ability to increase out stock price by this method.

Additionally, in 2026 the NYSE American has proposed rule changes which could take effect as early as October 2026 and which would impose more stringent continued listing requirements than those currently in effect. For example, one of the proposed rule changes would increase the minimum “low price per share” described above from $0.10 to $0.25. Another proposed rule change would subject listed companies to immediate delisting if the average market capitalization over a 30 consecutive trading day period is below $5 million. We are presently below these thresholds and may therefore become subject to delisting in the future if and when these proposed rule changes take effect.

Based on the above and potentially other requirements and factors, some of which are beyond our control, we cannot assure you that our common stock will remain listed on the NYSE American. If we are delisted by the NYSE American, the market for and liquidity of our common stock will decline, and you could lose all or part of your investment in us. Further, a delisting would substantially hinder our ability to raise necessary capital, which could have a material adverse effect on us and force us to cease operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our beverage business, our capital needs, our closing the Medterra acquisition and raising the required $10 million. business strategy and expectations. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included in our 2025 Form 10-K. These factors may cause our actual results to differ materially from any forward-looking statements. The Company disclaim any obligation to publicly update these statements or disclose any difference between actual results and those reflected in these statements.

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes to Condensed Financial Statements (unaudited) filed herewith.

Business Overview

Splash Beverage Group, Inc. (the “Company” or “Splash”) is a Nevada corporation that was historically seeking to identify, acquire, and build early stage or under-valued beverage brands that have strong growth potential within its distribution system. Due to its lack of working capital and unsuccessful efforts at commercializing its beverage business, Splash currently has one product line it is distributing – Chispo tequila which it is authorized to distribute in certain U.S. states and certain non-U.S. locations. Presently Chispo is the house tequila for the Senor Frog stores located in Florida, The Bahamas and Mexico. The revenue generated in the first quarter of 2026 came from sales to Senor Frog.

As a result of its lack of meaningful sales in the beverage business, Splash is transitioning to the regulated wellness and cannaboid markets. See Note 1 to the Consolidated Financial Statements for information on our poroposed acquisition of Medterra CBD, LLC (“Medterra”).

Results of Operations for the Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025.

Revenue

Revenues for the three months ended March 31, 2026 were less than $0.01 million compared to revenues of approximately $0.07 million for the three months ended March 31, 2025. The $0.06 million decrease in sales is due to a decrease in our beverage sales of $0.06 million. In fact, we did not generate any revenue in fiscal year 2025 after the three months ended March of 2025 due to a lack of operating capital which has hindered the Company’s ability to generate sales since that time. This revenue came from sales of Chispo tequila to SenorFrog.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2026 were less than $0.01 million compared to cost of goods sold for the three months ended March 31, 2025 of approximately $0.04 million. The $0.03 million decrease in cost of goods sold for the three-month period ended March 31, 2026 is primarily due to our decreased sales.

Operating Expenses

Operating expenses for the three months ended March 31, 2026 were $0.98 million compared to $1.68 million for the three months ended March 31, 2025 a decrease of $0.7 million. The increase of non-cash share-based compensation partially offset by a reduced contract services of $0.17 million and reduced salary and wages of $0.53 million and reduced sales and marketing of $0.01 million. The reductions in operational and general and administrative expenses related to our lack of sales activities in 2026 due to the lack of adequate capital.

Net Other Income and Expense

Interest expenses for the three months ended March 31, 2026 was $0.89 million compared to $0.64 million for the three months ended March 31, 2025. The $0.39 million increase in interest expense is due to Decathlon loan.

Other income was $0.05 and $0 million for the three months ended March 31, 2026 and March 31, 2025 respectively.

Amortization of debt discount for the three months ended March 31, 2026 was approximately $0.01 million compared to $1.0 million for three months ended March 31, 2025.

Discontinued Operations

Due to the lack of working capital to fund operations, Splash formed a license agreement with a 3rd party to allow the continued production and flow of product to the customers so that it could later be recovered as the funding challenges were then deemed as only temporary. As the lack of funding persisted through the full year of 2025 the company subsequently determined it no longer intends to relaunch the Copa Di Vino(“CdV”) product line. As a result, accordingly, the Company has classified the related assets and liabilities associated with its CdV as discontinued operations in its consolidated balance sheets and the results of its logistics and transportation services business has been presented as discontinued operations in its consolidated statements of operations for all periods presented as the discontinuation of its business had a major effect on its operations and financial results. Unless otherwise noted, discussion in the other notes to consolidated financial statements refers to the Company’s continuing operations.

The following table summarizes the results of operations of discontinued operations:

	3 Months Ended March 31,
	2026	2025
Revenues	$—	$393,072
Cost of revenues, excluding depreciation and amortization	—	416,913
Gross loss	—	(23,841)
Operating expenses	—	(350,396)
Other expenses	—	—
Loss from discontinued operations	$—	$(374,237)

LIQUIDITY, GOING CONCERN CONSIDERATIONS AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of March 31, 2026, the Company had total cash and cash equivalents of $381,195 as compared with $281,435 at December 31, 2025.

Net cash used for operating activities during the three months ended March 31, 2026 was $0.9 million as compared to the net cash used by operating activities for the three months ended March 31, 2025 of $0.8 million. The primary reasons for the change in net cash used are decreases in inventory, accrued expenses and accounts receivable partially offset by increases in account payable.

For the period ending March 31, 2026 and March 31, 2025, there were no capital asset transactions.

Net cash provided by financing activities during the three months ended March 31, 2026 was $1.0 million compared to $0.8 million provided from financing activities for the three months ended March 31, 2025. During the three months ended March 31, 2026, the Company received $1.3 million for selling shares under ELOC agreement, which was offset by repayments to debt holders of $0.3 million.

As of May 18, 2026, the Company had $394,722 in cash and cash equivalents. The Company does not have sufficient capital to meet its working capital needs for the 12 months following the filing of this Report. We are dependent upon receipt of funding from our equity line of credit. That facility can only provide material capital when our Common Stock is liquid. Its lack of liquidity has adversely affected us. In any event, we need to raise approximately $10 million to complete the Medterra acquisition. We cannot assure you we will be successful in raising the necessary capital or closing the acquisition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2026. The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

Changes in Internal Control Over Financial Reporting

Except with respect to the above, during the quarter ended March 31, 2026, there were no additional changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except for the litigation disclosed in our 2025 Form 10-Kbelow, we are not currently a party to any legal or arbitration proceeding the outcome of which, if ‘determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows, or financial condition.

ITEM 1A. RISK FACTORS

The Company has included in Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”), a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). There have been no material changes to the Risk Factors we previously disclosed in our Form 10-K filed with the SEC, except as described below. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibits	Description
2.1	Agreement and Plan of Merger dated December 31, 2019 by and among Canfield Medical Supply, Inc., SBG Acquisition, Inc., and Splash Beverage Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated January 7, 2020)
2.2	Form of Amendment No. 1 to the Agreement and Plan of Merger (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 7, 2020)
3.1	Articles of Incorporation filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on November 15, 2021)
3.2	Articles of Merger filed with the Secretary of State of the State of Nevada (incorporated by reference herein to Exhibit 2.2 filed with Form 8-K filed with the SEC on November 15, 2021)
3.3	Statement of Merger filed with the Secretary of State of the State of Colorado (incorporated by reference herein to Exhibit 2.3 filed with Form8-K filed with the SEC on November 15, 2021)
3.4	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on December 22, 2022)
3.5	Certificate of Designation of Series A Preferred Stock (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on June 13, 2025)
3.6	Certificate of Change filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.7 filed with the Annual Report on Form 10-K filed with the SEC on July 11, 2025)
3.7	Certificate of Designations, Preferences Rights and Limitations of the Series A-1 Convertible Redeemable Preferred Stock (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on June 26, 2025)
3.8	Certificate of Designations, Preferences Rights and Limitations of the Series B Convertible Redeemable Preferred Stock (incorporated by reference herein to Exhibit 3.2 filed with Form 8-K filed with the SEC on June 26, 2025)
3.9	Certificate of Designations, Preferences Rights and Limitations of the Series C Convertible Preferred Stock (incorporated by reference herein to Exhibit 3.3 filed with Form 8-K filed with the SEC on June 26, 2025)
3.10	Certificate of Amendment to the Articles of Incorporation of Splash Beverage Group, Inc. filed with the Nevada Secretary of State on August 29, 2025 (incorporated herein by reference to Exhibit 3.1 filed with Form 8-K with the SEC on September 4, 2025)
3.11	Certificate of Designation of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 filed with Form 8-K with the SEC on December 10, 2025)
3.12	Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 filed with Form 8-K with the SEC on May 5, 2026)
3.13	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form 8-K filed with the SEC on November 15, 2021)
3.14	Amendment to Company Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on October 1, 2025)
3.15	Amendment to Company Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on October 17, 2025)
4.1	Form of A Warrant (incorporated by reference herein to Exhibit 4.1 filed with Form 8-K filed with the SEC on June 26, 2025)
4.2	Form of B Warrant (incorporated by reference herein to Exhibit 4.2 filed with Form 8-K filed with the SEC on June 26, 2025)
4.3	Form of Secured Convertible Promissory Note (incorporated herein by reference to Exhibit 4.1 with Form 8-K filed with the SEC on September 25, 2025)
4.4	Form of Senior Promissory Note (incorporated herein by reference to Exhibit 4.1 with the Form 8-K filed with the SEC on November 14, 2025)
4.5	Form of Promissory Note (incorporated by reference to Exhibit 4.1 filed with Form 8-K filed with the SEC on January 26, 2026)
10.1	Subscription and Investment Representation Agreement, dated June 10, 2025, Between Splash Beverage Group, Inc., and Robert Nistico (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K filed with the SEC on June 13, 2025)
10.2	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K filed with the SEC on June 26, 2025)
10.3	Form of Securities Exchange Letter Agreement (incorporated herein by reference to Exhibit 10.2 filed with Form 8-K filed with the SEC on June 26, 2025)***
10.4	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.3 filed with Form 8-K filed with the SEC on June 26, 2025)***
10.5	Form of Side Letter Agreement (incorporated herein by reference to Exhibit 10.4 filed with Form 8-K filed with the SEC on June 26, 2025)
10.6	Acquisition Agreement (incorporated herein by reference to Exhibit 10.5 filed with Form 8-K filed with the SEC on June 26, 2025)***
10.7	Form of Securities Purchase Agreement (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K with the SEC on September 25, 2025)
10.8	Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 10.2 filed with Form 8-K with the SEC on September 25, 2025)
10.9	Form of ELOC Agreement (incorporated herein by reference to Exhibit 10.3 filed with Form 8-K with the SEC on September 25, 2025)
10.10	License Agreement (incorporated herein by reference to Exhibit 10.4 filed with Form 8-K with the SEC on September 25, 2025)
10.11	Settlement Agreement (incorporated herein by reference to Exhibit 10.5 filed with Form 8-K with the SEC on September 25, 2025)
10.12	2025 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K with the SEC on October 1, 2025)****
10.13	Martin Scott Employment Agreement (incorporated herein by reference to Exhibit 10.1 filed with Form 8-K with the SEC on December 17, 2025)****
10.14	Form of Letter Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K with the SEC on January 26, 2026)
31.1	Certification of CEO and Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically**
32.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically**
101	XBRL Exhibits

* Filed herewith

** Furnished herewith

*** ****

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

SPLASH BEVERAE GROUP, INC.

Date: May 20, 2026	By:	/s/ Brady Cobb
Brady Cobb, Interim Chief Executive Officer (Principal Executive Officer)

Date: May 20, 2026	By:	/s/ Martin Scott
Martin Scott, Interim Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)