Form 10-Q
period 2026-06-30
SPLASH BEVERAGE GROUP, INC.
filed 2026-08-19
CIK 1553788

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _________

Commission File No. 001-40471

SPLASH BEVERAGE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	34-1720075
(State or other jurisdiction of incorporation or formation)	(I.R.S. employer identification number)

1112 N. Flagler Drive
Fort Lauderdale, FL 33304
(Address of principal executive offices) (Zip code)

(954) 745-5815
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 value per share	SBEV	NYSE American LLC
~~Warrants to purchase common stock, $0.001 par value per share~~	~~SBEV-WT~~	~~NYSE American LLC~~

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

☐ Yes ☒ No

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

 As of August 19, 2026, there were 6,412,521 shares of Common Stock issued and outstanding.

SPLASH BEVERAGE GROUP, INC.
FORM 10-Q
June 30, 2026

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Splash Beverage Group, Inc.
Condensed Consolidated Financial Statements

June 30, 2026

i

Splash Beverage Group, Inc.
Condensed Consolidated Balance Sheets
June 30, 2026 and December 31, 2025

	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$242,702	$281,435
Accounts receivable, net	14,316	15,748
Prepaid expenses	100,307	208,051
Inventory	54,922	33,538
Other receivables	72,149	93,221
Deferred finance cost	416,011	—
Total current assets	900,407	631,993

Non-current assets:
Deposits	$—	$22,734
Investment in Salt Tequila USA, LLC	—	250,000
Investment in Avicanna, net	175,925	—
Right of use assets	—	48,041
Property and equipment	—	12,926
Total non-current assets	175,925	333,701

Total assets	$1,076,332	$965,694

Liabilities and Stockholders’ Equity

Liabilities:
Current liabilities
Accounts payable and accrued expenses	$4,091,058	$4,810,061
Right of use liability, current portion	—	50,720
Related party notes payable	389,000	389,000
Dividends payable	1,569,914	831,944
Notes payable, net of discounts	5,997,984	6,225,581
Derivative liability	180,918	189,582
Accrued interest payable	3,076,398	2,282,528
Liabilities of discontinued operations	1,520,105	1,480,712
Total current liabilities	16,825,377	16,260,128

Long-term liabilities:
Notes payable, net of discounts	—	3,418
Right of use liability – net of current portion	—	2,976
Total long-term liabilities	—	6,394

Total liabilities	16,825,377	16,266,522

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, no shares issued	—	—
Preferred stock, Series A-1 $0.001 par value, 1,500 shares authorized, 1,300 shares issued and outstanding	1	1
Preferred stock Series B, $0.001 par value, 12% cumulative, 150,000 shares authorized, 87,999 and 122,731 shares issued and outstanding at June 30, 2026 and December 31, 2025	87	122
Common Stock, $0.001 par, 100,000,000 shares authorized, 4,127,220 shares outstanding at June 30, 2026 and 749,450 shares outstanding at December 31, 2025	4,127	749
Additional paid in capital	171,062,303	166,563,528
Accumulated other comprehensive income / (loss)	12,717	33,828
Accumulated deficit	(186,828,280)	(181,899,055)
Total stockholders’ equity	(15,749,045)	(15,300,828)

Total liabilities and stockholders’ equity	$1,076,332	$965,694

Shares and per share amounts are reflective of the 1 for 4 reverse split that occurred on July 24, 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
For the Three Months Ended June 30, 2026 and 2025
(Unaudited)

	Three months ended June 30		Six months ended June 30,
	2026	2025	2026	2025
Net revenues	—	—	4,224	45,200
Cost of goods sold	—	—	(2,376)	(51,802)
Gross profit	—	—	1,848	(6,602)

Operating expenses:
Contracted services	3,591	201,660	9,828	421,268
Salary and wages	41,903	685,586	339,654	1,511,682
Non-cash share-based compensation	1,107,558	53,859	1,284,530	189,568
Other general and administrative	827,064	548,117	1,309,649	988,511
Sales and marketing	27,250	12,769	44,523	42,663
Total operating expenses	2,007,366	1,501,991	2,988,184	3,153,692

Loss from operations	(2,007,366)	(1,501,991)	(2,986,336)	(3,160,294)

Other income/(expense):
Interest income	6	—	506	—
Interest expense	(231,020)	(625,047)	(1,120,475)	(1,262,392)
Other Income/Expense	244,787	—	295,018	(1,845)
Amortization of debt discount	(13,448)	(674,962)	(26,894)	(1,653,683)
Gain on Extinguishment of debt	38,683	(5,560,482)	38,683	(5,560,482)
Loss on inventory write off	—	—	(30,078)	—
Loss on Asset write off	(11,126)	—	(282,397)	—
Loss on Fair Value of investment	(41,554)	—	(41,554)	—
Change in FV of derivative	12,644	—	8,664	—
Total other income/(expense)	(1,028)	(6,860,491)	(1,158,527)	(8,478,402)

Provision for income taxes	—	—	—	—

Net loss from continuing operations, net of tax	$(2,008,394)	$(8,362,482)	$(4,144,863)	$(11,638,696)

Discontinued operations:
Loss from discontinued operations, net of tax	(46,393)	(130,599)	(46,393)	(504,836)
Net (loss) from discontinued operations	(46,393)	(130,599)	(46,393)	(504,836)

Net loss	(2,054,787)	(8,493,081)	(4,191,256)	(12,143,532)

Other Comprehensive Income (Loss)
Foreign currency translation loss	2,178	1,168	(21,111)	(45,902)

Total Comprehensive Income (Loss)	$(2,052,609)	$(8,491,913)	$(4,170,145)	$(12,189,434)

(Loss) per share - continuing operations
Basic and diluted	$(0.77)	$(17.88)	$(2.30)	$(27.31)

(Loss) per share - discontinued operations
Basic and diluted	$(0.02)	$(0.41)	$(0.02)	$(0.41)

Weighted average number of common shares outstanding - continuing operations
Basic and diluted	3,064,905	474,969	2,126,784	446,224

Shares and per share amounts are reflective of the 1 for 4 reverse split that occurred on July 24, 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

 Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six months ended June 30, 2026 and 2025

(Unaudited)

	Common Stock		Series A Preferred Stock		Series A-1 Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Subscription	Additional	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Paid-In Capital	Income	Deficit	(Deficit)

Balances at December 31, 2024	417,459	$417	—	$—	—	$—	—	$—	—	$—	$—	$137,115,831	$81,180	$(155,832,277)	$(18,634,849)

Share based compensation	—	—	—	—	—	—	—	—	—	—	—	105,762	—	—	105,762
Issuance of warrant for convertible note		—	—	—	—	—	—	—	—	—	—	497,404	—	—	497,404
Conversion of notes payable to common stock	56,135	56	—	—	—	—	—	—	—	—	—	1,665,898	—	—	1,665,954
Issuance of common stock for services	1,375	1	—	—	—	—	—	—	—	—	—	34,999	—	—	35,000
Accumulated Comprehensive loss - Translation, net	—	—	—	—	—	—	—	—	—	—	—	—	(47,070)	—	(47,070)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,650,451)	(3,650,451)

Balances at March 31, 2025	474,969	474	—	—	—	—	—	—	—	—	—	139,419,899	34,110	(159,482,728)	(20,028,249)

Share based compensation	—	—	—	—	—	—	—	—	—	—	—	53,859	—	—	53,859
Issuance of Preferred stock A	—	—	1,000	1	—	—	—	—	—	—	—	999	—	—	1,000
Issuance of Preferred stock A-1	—	—	—	—	650	1	—	—	—	—	—	649,999	—	—	650,000
Exchange of Notes Payable to Preferred Stock B	—	—	—	—	—	—	126,710	126				16,387,277	—	—	16,387,403
Issuance of warrants on convertible instruments	—	—	—	—	—	—	—	—	—	—	—	162,553	—	—	162,553
Issuance of Preferred stock C for acquisition of Water Right	—	—	—	—	—	—	—	—	20,000	20	(20,000,000)	19,999,980	—	—	—
Accumulated Comprehensive loss - Translation, net	—	—	—	—	—	—	—	—	—	—	—	—	1,168	—	1,168
Dividends payable			—	—	—	—	—	—	—	—	—	—	—	(16,572)	(16,572)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(8,493,081)	(8,493,081)

Balances at June 30, 2025 (Restated)	474,969	$474	1,000	$1	650	$1	126,710	$126	20,000	$20	(20,000,000)	$156,674,582	$35,278	$(167,992,381)	$(11,281,919)

Balances at December 31, 2025	749,450	749	—	$—	1,300	$1	122,731	$122	—	$—	—	$166,563,528	$33,828	$(181,899,055)	$(15,300,828)

Share based compensation	—	—	—	—	—	—	—	—	—	—	—	176,972	—	—	176,972
Conversion of preferred stock B to common stock	485,030	485	—	—	—	—	(24,252)	(24)	—	—	—	(461)	—	—	(0)
Conversion of notes payable to common stock	66,693	67	—	—	—	—	—	—	—	—	—	84,363	—	—	84,430
Issuance of common stocks on ELOC	789,030	789	—	—	—	—	—	—	—	—	—	1,371,187	—	—	1,371,976
Accumulated Comprehensive loss - Translation, net	—	—	—	—	—	—	—	—	—	—	—	—	(23,289)	—	(23,289)
Dividends payable			—	—	—	—	—	—	—	—	—	—	—	(376,076)	(376,076)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,136,469)	(2,136,469)

Balances at March 31, 2026	2,090,202	$2,090	—	—	1,300	1	98,479	$98	20,000	$—	—	$168,195,590	$10,539	$(184,411,600)	$(16,203,284)

Share based compensation	—	—	—	—	—	—	—	—	—	—	—	1,107,558	—	—	1,107,558
Conversion of Preferred stock B to common stock	209,600	210	—	—	—	—	(10,480)	(10)	—	—	—	(200)	—	—	(0)
Issuance of common stocks on ELOC	1,827,418	1,827	—	—	—	—	—	—	—	—	—	1,575,340	—	—	1,577,168
Accumulated Comprehensive loss - Translation, net	—	—	—	—	—	—	—	—	—	—	—	—	2,178	—	2,178
Contribution from shareholders												184,015			184,015
Dividends payable			—	—	—	—	—	—	—	—	—	—	—	(361,894)	(361,894)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,054,787)	(2,054,787)

Balances at June 30, 2026	4,127,220	$4,127	—	$—	1,300	$1	87,999	$88	88,000	$0	—	$171,062,303	$12,717	($186,828,280)	$(15,749,047)

Shares and per share amounts are reflective of the 1 for 4 reverse split that occurred on July 24, 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.
Condensed Consolidated Statement of Cash Flows
For the Six Months Ended June 30, 2026 and 2025
(Unaudited)

	2026	2025
Net loss	$(4,191,256)	$(12,143,532)
(Income)loss from discontinued operations	46,393	(504,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		4,642
Amortization of debt discount	26,894	1,653,683
ROU assets, net	(5,656)	811
Change in FV of Derivative	(8,664)	—
Shares issued for services	—	35,000
Non-cash share-based compensation	1,284,530	194,621
Loss on write-off of investment	250,000	—
Loss on fair value of investment	41,554
Gain/ (Loss) on extinguishment of debt	—	5,560,482
Changes in working capital items:
Accounts receivable, net	1,432	148,119
Inventory, net	(21,384)	42,072
Prepaid expenses and other current assets	128,816	10,126
Deposits	22,734	—
Accounts payable and accrued expenses	(382,731)	2,169,807
Accrued interest payable	785,166	460,164

Net cash used in operating activities - continuing operations	(2,022,172)	(1,359,169)

Cash flows from investing activities:
Capital expenditures	12,926	—
Loss of Disposal/write off	(217,479)	—
Net cash used in investing activities - continuing operations	(204,553)	—

Cash flows from financing activities:
Proceeds from issuance of Common stock	2,949,144	—
Proceeds from issuance of debt	—	1,081,650
Proceeds from issuance of Preferred stock		651,000
Principal repayment of debt	(740,041)	(280,484)
Net cash provided by financing activities - continuing operations	2,209,103	1,452,166

Cash flows from discontinued operations
Operating cash flows	—	(45,230)
Investing cash flows	—	—
Financing cash flows	—	—
Net cash provided by (used in) discontinued operations	—	(45,230)

Net cash effect of exchange rate changes on cash	(21,111)	(45,900)

Net change in cash and cash equivalents	(38,733)	1,867

Cash and cash equivalents, beginning of year	281,435	15,346

Cash and cash equivalents, end of period	$242,702	$17,213

Supplemental disclosure of cash flow information:
Cash paid for Interest	$71,161	$132,441

Supplemental disclosure of non-cash investing and financing activities
Creation of promissory note related to deferred financing costs associated with ELOC proceeds.	540,132	—
Notes payable and accrued interest converted to common stock (226,770 shares in 2026 & 224,541 shares in 2025)	84,430	1,665,954

Non-cash debt discount in the form of issuance of equity instruments in conjunction with convertible notes	—	659,958

Series-B Convertible Preferred Stock Issued 126,710 Shares exchanged for $12,670,435 notes payable and accrued interest	—	16,387,404

Series-C Convertible Preferred Stock Issued 20,000 Shares exchanged for Subscription Receivable	—	20,000,000

Shares and per share amounts are reflective of the 1 for 4 reverse split that occurred on July 24, 2026.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 1 – Business Organization and Nature of Operations

Splash Beverage Group, Inc. (the “Company” or “Splash”) is a Nevada corporation was historically seeking to identify, acquire, and build early stage or under-valued beverage brands that have strong growth potential within its distribution system.

As a result of its lack of meaningful sales in the beverage business, beginning in 2026 Splash is transitioning to the regulated wellness and cannaboid markets. The second quarter of 2026 marked an important strategic inflection point for the Company as management began repositioning Splash Beverage Group from a legacy beverage company toward a cannabinoid health and wellness platform focused on long-term value creation.

During the second quarter of 2026, the Company continued evaluating strategic alternatives designed to reposition its business for long-term growth. While Splash Beverage Group has historically operated as a branded beverage company, management believes the Company's public platform, industry relationships and leadership experience present opportunities to participate in higher-growth segments of the cannabinoid health and wellness industry.

As part of this strategic evaluation, the Company explored opportunities to expand beyond its legacy beverage portfolio through acquisitions, licensing arrangements and strategic partnerships involving cannabinoid wellness products and related health technologies. Although the previously announced proposed merger with Medterra was ultimately not completed, management believes that process reinforced its conviction regarding the long-term opportunity within the cannabinoid sector and informed the Company's current strategic direction.

The Company's strategic repositioning has been led by Interim Chief Executive Officer Brady Cobb and Interim Chief Operating Officer Mike Bondurant, each of whom has significant experience building, financing, operating and commercializing businesses within the cannabinoid industry. Management believes this experience provides the Company with a differentiated perspective as it evaluates opportunities across pharmaceutical, wellness and consumer cannabinoid markets.

Following the end of the second quarter, the Company began executing this strategy through a series of transactions and strategic initiatives intended to establish a diversified cannabinoid health sciences platform. These developments are discussed elsewhere in this Quarterly Report and and in the Company's other filings with the Securities and Exchange Commission, including its Current Reports on Form 8-K.

On August 5, 2026, the Company filed a Certificate of Amendment (the “Amendment”) to its Articles of Incorporation with the Nevada Secretary of State to change the Company’s name. On August 6, 2026, in order to correct a scrivener’s error in the filing of the Amendment, the Company filed a Certificate of Correction with the Nevada Secretary of State to correct the change in the Company’s name pursuant to the Amendment to the correct name of “Endovia Health Sciences, Inc.”

Management remains focused on pursuing capital-efficient opportunities that leverage strategic partnerships, proprietary intellectual property and experienced leadership while seeking to create sustainable long-term value for shareholders.

During the second quarter, management submitted a formal compliance plan to NYSE American outlining the Company's actions to restore compliance with the Exchange's continued listing standards. Subsequent to quarter end, NYSE American accepted the Company's plan, providing a defined compliance period through January 29, 2027.

On July 24, 2026, the Company implemented a 1.0 for 4.0 reverse stock split. All Common Stock shares stated herein have been adjusted to reflect the split. The purpose of this reverse split was to maintain the company’s listing on the NYSE American

On March 27, 2025, the Company implemented a 1.0 for 40.0 reverse stock split. All common stock shares stated herein have been adjusted to reflect the split. The purpose of this reverse split was to maintain the company’s listing on the NYSE American.

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

Basis of Presentation and Consolidation

These consolidated financial statements include the accounts of Splash and its wholly owned subsidiaries Splash Beverage Holdings LLC (“Holdings”), Splash International Holdings LLC (“International”), Splash Mex SA de CV (“Splash Mex”), and Copa di Vino Wine Group, Inc. (“Copa di Vino” or “CdV”). All intercompany balances have been eliminated in consolidation.

Our investment in Salt Tequila USA, LLC was historically accounted for at cost, as the Company did not have the ability to exercise significant influence. During the six months ended June 30, 2026, the Company recognized an impairment charge of $250,000 related to this investment, bringing the carrying amount to $0 on the accompanying condensed consolidated balance sheet as of June 30, 2026.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

The Company assessed the materiality of this change in presentation on prior period consolidated financial statements in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” (ASC Topic 250, Accounting Changes and Error Corrections). Based on this assessment, the Company concluded that these error corrections in its Consolidated Statements of Cash Flows are to the previously presented consolidated financial statements. The corrections had an impact on the Consolidated Balance Sheet and Consolidated Statements of Changes in Stockholders’ Equity, and notes to these consolidated financial statements, for any previously presented interim periods ended June 30, 2025 and September 30, 2025. Accordingly, the Company corrected the previously reported errors in the annual report for the years ended December 31, 2025 and 2024 in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

Corrected Consolidated Balance Sheet and Statement of Stockholder equity for the period listed below:

	June 30, 2025
	As Reported	Correction	As Corrected
Water rights	$20,000,000	$(20,000,000)	$—
Subscriptions receivable	$—	$20,000,000	$20,000,000

Cash Equivalents and Concentration of Cash Balance

The Company considers all highly liquid securities with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2026 or December 31, 2025.

Our cash in bank deposit accounts, at times, may exceed federally insured limits of $250,000. At June 30, 2026 and December 31, 2025, the Company’s cash on deposit with financial institutions, at times, had not exceeded federally insured limits of $250,000.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are carried at their estimated recoverable amounts and are periodically evaluated for collectability based on past credit history with clients and other factors. The Company establishes provisions for losses on accounts receivable on the basis of loss experience, known and inherent risk in the account balance, and current economic conditions. At June 30, 2026 and December 31, 2025, our accounts receivable amounts are reflected net of allowances of $14,316 and $15,748 respectively.

Inventory

Inventory is stated at the lower of cost or net realizable value, accounted for using the weighted average cost method. The inventory balances at June 30, 2026 and December 31, 2025 consisted of raw materials, work-in-process, and finished goods held for distribution. The cost elements of inventory consist of purchase of products, transportation, and warehousing. The Company establishes provisions for excess or inventory near expiration are based on management’s estimates of forecast turnover of inventories on hand and under contract. A significant change in the timing or level of demand for certain products as compared to forecast amounts may result in recording additional provisions for excess or expired inventory in the future. Provisions for excess inventory are included in cost of goods sold and have historically been adequate to provide for losses on inventory. The Company manages inventory levels and purchase commitments in an effort to maximize utilization of inventory on hand and under commitments. The amount of our reserve was $0 at June 30, 2026 and December 31, 2025.

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

During the quarter ended June 30, 2026, the Company sold a company-owned vehicle to a current member of the Board of Directors, for $10,154. The transaction was approved by the Board of Directors. Depreciation expense totaled $10,605 and $37,017 for the six months ended June 30, 2026 and June 30, 2025, respectively. Property and equipment as of June 30, 2026 and December 31, 2025 consisted of the following:

	2026	2025
Auto	—	45,420
Computer Software	5,979	5,979
Office furniture & equipment	1,500	1,500
Total cost	7,479	52,899
Accumulated depreciation	(7,749)	(39,963)
Property, plant & equipment, net	—	12,926

Investment in Avicanna

On June 9, 2026, the Company completed a $217,479 (CDN$300,000) investment in Avicanna Inc. (TSX: AVCN), a commercial-stage cannabinoid-based biopharmaceutical company focused on clinical research, patient care, and developing pharmaceutical products. The Company received 2,000,000 common shares and 1,000,000 warrants.

The investment in Avicanna is recorded at fair value. During the period ended June 30, 2026, the Company recorded a change in value of $41,554, which is included in the accompany unaudited condensed consolidated statement of operations as a part of Loss on Fair Value of Investment.

The investment represents a strategic capital allocation aligned with Splash’s previously announced transformation into a cannabinoid-based health, wellness, and healthcare-focused platform company.

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

The liabilities and indebtedness presented on the condensed consolidated financial statements approximate fair values at June 30, 2026 and December 31, 2025, consistent with recent negotiations of notes payable and due to the short duration of maturities and market rates of interest.

The following table presents the derivative financial instruments, the Company’s only financial liabilities, measured and recorded at fair value on the Company’s consolidated balance sheet on a recurring basis, and their level within the fair value hierarchy as of June 30, 2026 and December 31, 2025:

Balance December 31, 2025	$189,582
Creation of derivative liability	—
Change in value	(8,664)
Balance June 30, 2026	$180,918

June 30, 2026

	Amount	Level 1	Level 2	Level 3
Investment in Avicanna	$175,925	$175,925	$—	$—
Embedded conversion derivative liability	$180,918	$—	$—	$180,918
Total	$356,843	$175,925	$—	$180,918

 December 31, 2025

	Amount	Level 1	Level 2	Level 3
Embedded conversion derivative liability	$189,582	$—	$—	$189,582
Total	$189,582	$—	$—	$189,582

The table below shows the option-pricing model inputs used by the Company to value the derivative liability at each measurement date:

	June 30, 2026	Year ended December 31, 2025
Expected term	.25 years	.50 years—
Expected average volatility	134.1%	109% -122%
Expected dividend yield	—	—
Risk-free interest rate	4.01%	4.43%—

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

For those income tax positions where there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit will be recognized in the financial statements. Company management has determined that there are no material uncertain tax positions at June 30, 2026 and December 31, 2025.

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

Weighted average number of shares outstanding excludes anti-dilutive Common Stock equivalents, including warrants to purchase shares of Common Stock and warrants granted by our Board that have not been exercised totaling 856,249.

Net income/(loss) per common shares:	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net income/(loss)	$(4,144,683)	$(11,638,696)
Dividends on Series A-1 and B preferred stock	(595,796)	—
Weighted-average shares outstanding	2,723,657	446,224
Net loss per common share	$(1.52)	$(27.31)

There were no adjustments to the net income (loss) available to common shareholders for the three and six months ended June 30, 2025.

Advertising

The Company conducts advertising for the promotion of its products. In accordance with ASC 720-35, advertising costs are charged to operations when incurred. The Company recorded advertising expense of $27,250 and $18,295 for the three months ended June 30, 2026 and 2025, respectively. The Company recorded advertising expense of $44,524 and $40,721 for the six months ended June 30, 2026 and 2025, respectively.

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

Foreign Currency Gains/Losses

Foreign Currency Gains/Losses — foreign subsidiaries’ functional currency is the local currency of operations and the net assets of foreign operations are translated into U.S. dollars using current exchange rates. Gains or losses from these translation adjustments are included in the condensed consolidated statement of operations and other comprehensive loss as foreign currency translation gains or losses. Translation gains and losses that arise from the translation of net assets from functional currency to the reporting currency, as well as exchange gains and losses on intercompany balances, are included in foreign currency translation in the condensed consolidated statement of operations and comprehensive loss. The Company incurred foreign currency translation net gain of $2,178 and $1,168 for the three months ending June 30, 2026 and 2025 respectively. The Company incurred foreign currency translation net loss of $21,111 and $45,902 for the six months ending June 30, 2026 and 2025 respectively.

Liquidity, Capital Resources and Going Concern Considerations

The Company’s consolidated financial statements have been prepared on the basis of US GAAP for a going concern, on the premise that the Company is able to meet its obligations as they come due in the normal course of business. The Company historically has incurred significant losses and negative cash flows from operation since inception and had net-loss of approximately $4.2 million for six-month period ended June 30, 2026 and accumulated deficit of approximately $186.8 million through June 30, 2026. During the six-month period ended June 30, 2026, the Company’s net cash used in operating activities totaled approximately $2.0 million. Additionally, the Company’s current liabilities exceed its current assets, and it has a working capital deficit. To date the Company has generated cash flows from issuances of equity and indebtedness. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 2 – Summary of Significant Accounting Policies, continued

The Company received approximately $1.0 million from the issuance of common stocks for the three months ending June 30, 2026. The Company received approximately $2.9 million from the issuance of common stocks for the six months ending June 30, 2026.

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

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable

Notes payable are generally nonrecourse and secured by all Company owned assets.

	Interest Rate	June 30, 2026	December 31, 2025
Notes Payable and Convertible Notes Payable

In December 2020, the Company entered into a 56- month loan with a company in the amount of $1,578,237. The loan requires payments of 3.75% through November 2022 and 4.00% through September 2025 of the previous month’s revenue. Note is due September 2025. Note is guaranteed by a related party see note 6.	17%	188,839	188,839

In May 2021, the Company entered into a six-month loan with an individual in the amount of $10,000. The loan had an original maturity of October 2021 with principal and interest due at maturity. The loan was extended to October 31, 2024. The note was in default.	7%	10,000	10,000

In August 2022, the Company entered into a 56-months auto loan in the amount of $45,420. The auto loan was paid off.	2.35%	—	13,514

In August 2023, the Company entered into a twelve-month loan with an individual in the amount of $300,000. The convertible note included the issuance of 37,500 shares of common stocks. The loan matures in August 2024 with principal and interest due at maturity with conversion price of $3.40 per share and is non-interest bearing.	—%	43,000	43,000

In October 2023, the Company entered into a three-month loan with an individual in the amount of $500,000. The loan matures in January 2024 with principal and interest due at maturity. The loan was extended to June 2024.	10%	500,000	500,000

In October 2023, the Company entered into a loan with an individual in the amount of $130,000. The loan requires payment of 17% of daily Shopify sales.	—%	58,612	58,612

In April 2024, the Company entered into a commercial financing agreement in the amount of $815,000 and will be paid weekly until the loan is paid in full. The loan was in default.	—%	313,120	331,335

In June 2024, the Company entered into a revenue purchase agreement in the amount of $250,000. 4% of revenue will be paid weekly until the loan is paid in full.	—%	13,459	13,459

In September 2024, the Company entered into a merchant cash advance agreement in the amount of $325,000 to be paid weekly until the loan is paid in full.	—%	10,861	10,861

In September 2024, the Company entered into an agreement with individuals totaling in the amount of $590,000. There is no stated maturity. $290,000 was exchanged to Series B Preferred stock in June 2025	—%	300,000	300,000

In October 2024, the Company entered into an agreement with individuals totaling in the amount of $950,000. There is no stated maturity, the proceeds of which were to be used for a future acquisition which did not occur.	—%	640,000	950,000

In November 2024, the Company entered into a merchant cash advance agreement in the amount of $340,000 to be paid weekly until the loan is paid in full. The loan was in default.	—%	240,713	256,713

In December 2024, the Company entered into a twelve-month loan with an individual in the amount of $500,000. The loan matures in December 2025 with principal and interest due at maturity.	12%	225,000	225,000

In January 2025, the Company entered into a 12-month loan with individuals in the amount of $350,000. The note included 100% warrant coverage. The loan had a maturity of January 2026 with principal and interest due at maturity with conversion price of $40 per share. The loan of $150,000 were converted to Series B Preferred stock in June 2025.	12%	$200,000	200,000

In July 2025, the Company entered into a convertible promissory note in the amount of $30,000. The loan was due on August 31, 2025	12%	$14,250	30,000

In August 2025, the Company entered into a convertible promissory note with individuals totaling in the amount of $241,280. The loan had a maturity of May 2026 with principal and interest due at maturity. The loans are convertible at 75% multiplied by the lowest trading price for the Company’s common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date, subject to a 4.99% equity blocker. The loan was paid off.	22%	—	241,280

In August 2025, the Company entered into a convertible promissory note in the amount of $183,280. The loan had a maturity of June 2026 with principal and interest due at maturity. The loans are convertible at 75% multiplied by the lowest trading price for the Company’s common stock during the 10 trading day period ending on the latest complete trading day prior to the conversion date, subject to a 4.99% equity blocker. The loan was paid off.	22%	—	183,280

In September 2025, the Company entered into a twelve-month loan with individuals totaling in the amount of $2,200,000. The loan matures in September 2026 with principal and interest due at maturity and is convertible into the Company’s Common Stock at a conversion price equal to the lower of $7.00and $0.04 above the closing price on the date of conversion.	0%	2,200,000	2,200,000

In November 2025, the Company entered into a twelve-month loan with individuals totaling in the amount of $500,000. The loan matures in November 2026 with principal and interest due at maturity and is convertible into the Company’s Common Stock at a conversion price equal to the lower of $7.00 and $0.04 above the closing price on the date of conversion.	0%	500,000	500,000

In June 2026, the Company entered into a twelve-month loan with relating to ELOC financing cost	0%	540,132	—

	Total notes payable	$5,997,984	$6,255,893

	Less notes discount		(26,894)
	Less current portion	(5,997,984)	(6,225,581)

	Long-term notes payable	$—	$3,418

Interest expense on notes payable was $231,020 and $625,047 for the three months ended June 30, 2026 and 2025, respectively. Interest expense on notes payable was $1,120,475 and $1,262,392 for the six months ended June 30, 2026 and 2025, respectively. Accrued interest amounted to $3,076,398 as of June 30, 2026.

The Company recognized approximately $13,450 and approximately $674,962 of interest expense attributable to the amortization of the debt discount during the three months ended June 30, 2026 and 2025, respectively. The Company recognized approximately $26,894 and approximately $1,653,683 of interest expense attributable to the amortization of the debt discount during the six months ended June 30, 2026 and 2025, respectively.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 3 – Notes Payable, Related Party Notes Payable, Convertible Bridge Loans Payable, Revenue Financing Arrangements and Bridge Loan Payable, continued

As of June 30, 2026, and December 31, 2025, the balance of the unamortized debt discount was $0 and $26,894 respectively. The Company adopted ASU 2020-06 on January 1, 2024, which resulted in the reversal of the original beneficial conversion feature (BCF) amount to additional paid in capital for $2,191,103, reversal of the unamortized debt discount related to the beneficial conversion feature (BCF) for $932,047 with the balance being recorded through retained earnings for $1,259,056.

The Company’s effective interest rate was 21.69% for the six months ended June 30, 2026.

As of June 30, 2026, the Company’s convertible note balances are convertible into approximately 2,566,324 shares of common stock

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

In connection with the Copa Asset Purchase Agreement, we acquired the license to certain patents from 1/4 Vin SARL (“1/4 Vin”). On February 16, 2018, the Copa DI Vino® entered into three separate license agreements with 1/4 Vin SARL, (1/4 Vin). 1/4 Vin has the right to license certain patents and patent applications relating to inventions, systems, and methods used in the Company’s manufacturing process. In exchange for notes payable, 1/4 Vin granted the Company a nonexclusive, royalty-bearing, non-assignable, nontransferable, terminable license which would continue until the subject equipment is no longer in service or the patents expire. On April 4, 2025, the Company entered into a settlement agreement with CdV (the “Settlement Agreement”) under which the parties agreed to the settlement of two lawsuits brought by CdV against the Company in Oregon and Florida, and the Company agreed to pay CdV a total of $0.7 million with interest accruing at 12% per annum, with installment payments beginning on November 4, 2025 in monthly payments of $63,000 plus applicable accrued interest. The Settlement Agreement provides for certain events of default, the occurrence of which, subject to the Company’s right to cure within 15 days as to a payment default or 30 days with respect to other defaults, would entitle CdV to accelerate payment of the settlement amount, file suit against the Company and/or exercise its right to setoff against any funds or other property in CdV’s possession. Note 9 – Discontinued Operations below.

Note 5– Stockholders’ Equity

Common Stock

On July 24, 2026, the Company implemented a 1.0 for 4.0 reverse stock split. All Common Stock shares stated herein have been adjusted to reflect the split. The purpose of this reverse split was to maintain the company’s listing on the NYSE American

On March 27, 2025, the Company implemented a 1.0 for 40.0 reverse stock split. The reverse stock split was authorized by the Company’s Board of Directors on March 14, 2025. All common stock shares stated herein have been adjusted to reflect the split. The purpose of this reverse split was to ensure that the Company can meet the per share price requirements of the NYSE American.

During the three months ended June 30, 2026, we sold 1,827,418 shares of Common Stock for total gross proceeds of $1,577,168 pursuant to the ELOC Agreement. During the three months ended June 30, 2026, 10,480 shares of Preferred-B were converted into 209,600 shares of common stock.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 5– Stockholders’ Equity, continued

During the six months ended June 30, 2026, we sold 2,616,447 shares of Common Stock for total gross proceeds of $2,949,144 pursuant to the ELOC Agreement and 66,693 shares for conversion of notes payable and accrued interest totaling $84,430. During the six months ended June 30, 2026, 34,732 shares of Preferred-B were converted into 694,630 shares of common stock.

ELOC Letter Agreement

On January 26, 2026, the Company entered into an agreement (the “Letter Agreement”) with C/M Capital Master Fund, LP (the “Investor”) which Investor is the counterparty to that certain Securities Purchase Agreement dated September 19, 2025 establishing an equity line of credit facility between the Company and the Investor (the “ELOC Agreement”). Pursuant to the Letter Agreement, the Company in lieu of issuing the Investor shares of Common Stock referred to in the ELOC Agreement as the “Commitment Shares”, as such term is defined and described in the ELOC Agreement, the Company instead issued to the Investor a promissory note (the “Note”). The Note has an initial principal amount of $525,000, which shall be subject to increase up to $700,000 in connection with sales made under the ELOC Agreement which increase, if applicable, would reflect the additional 0.5% of Commitment Shares the Investor was previously entitled to receive under the ELOC Agreement. The Note bears no interest unless an event of default occurs whereupon interest accrues at a rate of 10% per annum and matures on January 26, 2028. We incurred a commitment fee of $525,000, additional ELOC fees of $15,131 and a NYSE fee of $65,000 associated with the ELOC during the six months ended June 30, 2026.

In addition, following the repayment of prior promissory notes originally issued on September 22, 2025 to the Investor and an affiliate, the Note is subject to mandatory prepayments from net proceeds received by the Company under the ELOC Agreement after the first $3 million of net proceeds equal to 30% of any further net proceeds.

ELOC Sales

During the three months ended June 30, 2026, we sold 1,827,418 shares of Common Stock for total gross proceeds of $1,577,168 pursuant to the ELOC Agreement. During the six-months ended June 30, 2026, we sold 2,616,448 shares of Common Stock for total gross proceeds of $2,949,144 pursuant to the ELOC Agreement.

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

The Series A was automatically redeemed after the Company’s 2025 annual stockholders’ meeting.

 Voting Rights

●	Series A-1 carries 45 votes per share.
●	Series B and Series C do not carry any voting rights.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 5– Stockholders’ Equity, continued

Dividends

●	Series A-1 and Series B carry a fixed 12% annual dividend, payable quarterly in arrears, in either cash or payment-in-kind (PIK) at the Company’s discretion. These dividends are mandatory and take priority over any dividends on Common Stock, regardless of whether Common Stock dividends are declared.
●	Series C does not accrue dividends.

Conversion into Common Stock

●	Series A-1 is convertible into Common Stock at 80% of the VWAP, subject to a floor of $5.00 and a ceiling of $16.00. A-1 is convertible into a range of 65,625 to 210,000 Common Stock.
●	Series B is also convertible at 80% of the VWAP, with a floor of $5.00 and a ceiling of $24.00 and is convertible into a range of 529,583 to 2,542,0000 Common Stock.
●	Series C is convertible at a fixed price of $12.00, The parties agreed on April 9, 2026 that, notwithstanding anything in the Agreement or in any other agreements and documents between the parties to the contrary, the parties hereby agree to rescind and nullify the Transaction effective December 31, 2025. In the furtherance thereof, the Company hereby agrees to transfer the Purchased Assets to Utopia, and Utopia hereby agrees to surrender the Purchase Price consisting of 20,000 shares of the Company’s Series C Convertible Preferred Stock which were issued to Utopia, to the Company, in each case effective as of December 31, 2025. The Series C issuance was subsequently cancelled pursuant to the Asset Purchase Agreement.

Redemption – at the sole discretion of the Company

●	Series A-1 and Series B are redeemable by the Company after two years from the date of issuance, for $1,050,000 and $12,700,000, respectively.
●	Series C is not redeemable.

Seniority

●	Series B is the most senior class (Seniority Level 1).
●	Series A-1 ranks junior to Series B (Seniority Level 2).
●	Series C is the most junior class (Seniority Level 3).

During the three months ended June 30, 2026, 10,480 shares of Preferred-B were converted into 209,600 shares of common stock. During the six months ended June 30, 2026, 34,732 shares of Preferred-B were converted into 694,640 shares of common stock.

During the year ended December 31, 2025, 3,979 shares of Preferred-B were converted into 82,195 shares of common stock.

Stock Plan

In July 2020, the Board adopted the 2020 Stock Incentive Plan (the “2020 Plan”), which provides for the grant of Options, Restricted Stock Awards, Stock Appreciation Rights, Performance Units and Performance Bonuses to consultants and eligible recipients. The total number of shares that may be issued under the 2020 plan was 38,096 as of June 30, 2026.

The 2020 Plan has an “evergreen” feature, which provides for the annual increase in the number of shares issuable under the plan by an amount equal to 5% of the number of issued and outstanding common shares at year end, unless otherwise adjusted by the board. In October 2023, the shareholders voted to increase the number of shares issuable under the Plan to 7.5%. At January 1, 2025 the number of shares issuable under the 2020 plan increased by 31,340 shares.

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 5– Stockholders’ Equity, continued

2020 Equity Incentive Plan

Options	June 30, 2026		June 30, 2025
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price

Balance - January 1*	51,064	$121.56	54,053	$118.40

Granted	—	—	3,750	24.16
Exercises	—	—	—	—
Cancelled	972	52.80	3,125	52.80

Balance –June 30,	50,092	$122.16	54,678	$115.20

Exercisable – June 30,	48,602	$123.04	46,023	$126.72

During the six-month period ended June 30, 2026 and June 30, 2025, the company granted 0 and 3,750 options to new employees under the 2020 plan, respectively. During the six-month period ended June 30, 2026 and June 30, 2025, stock-based compensation was recorded $0 and $159,531 respectively.

The fair value of stock options granted in June 30, 2025 has been measured at $90,531 using the Black-Scholes option pricing model with the following assumptions: exercise price $24.16, expected life 10 years, expected volatility 254%, expected dividends 0%, risk free rate 4.0%.

2025 Equity Incentive Plan

On September 25, 2025 the Company adopted the 2025 Equity Incentive Plan covering 1,328,945 shares of Common Stock of which have been or may be issued or may be issuable to employees, non-employee directors, officers, consultants and advisors of the Company and its subsidiaries

The following is a summary of the Company’s stock option activity:

Options	2026
	Number of Options	Weighted Average Exercise Price

Balance - January 1*	—	$—

Granted	1,328,945	1.00
Exercises	—	—
Cancelled	—	—

Balance – June 30,	1,328,945	$1.00
Granted	—	—
Exercises	—	—
Cancelled	—	—

Balance – June 30,	1,328,945	$1.00

Exercisable – June 30,	1,203,945	$1.00

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 5– Stockholders’ Equity, continued

During the six month period ended June 30, 2026 and June 30, 2025, the company granted 1,328,945 and 0, respectively options to employees, consultants and board members under the 2025 plan.

The fair value of stock options granted under the 2025 Plan during the period ended June 30, 2026 has been measured at $1,266,445 using the Black-Scholes option pricing model with the following assumptions: exercise price $1.00, expected life 10 years, expected volatility 426%, expected dividends 0%, risk free rate 4.46%. As of June 30, 2026, the remaining unamortized expense associated with options granted under the 2025 Plan amounted to $93,750.

During the six months ended June 30, 2026 a former CEO of the Company forgave an accrued bonus in the amount of $184,015, which was recorded as a contribution on the accompanying condensed consolidated statement of stockholders’ equity.

Common Stock Issuable, Liability to Issue Stock and Shareholder Advances

Note 6 – Related Parties

During the normal course of business, the Company incurred expenses related to services provided by the former CEO or Company expenses paid by the former CEO, resulting in related party payables. In conjunction with the acquisition of Copa di Vino, the Company also entered into a Revenue Loan and Security Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, additional Guarantor and each of the subsidiary guarantors from time-to-time party thereto (each a “Guarantor”, and, collectively, the “Guarantors”), and Decathlon Alpha IV, L.P. (the “Lender”). The Note Payable to Decathlon with a balance of $188,839 and accrued penalties of $2,903,000 at June 30, 2026 and $2,325,544 at December 31, 2025. Under the Loan and Security Agreement, the Company received $1,578,237 in December 2020, has paid the lender $2,022,298 and allegedly owes $3,059,424. The Company is engaged in discussions with the lender since it believes the loan is unconscionable under Utah law and therefore not enforceable.

On September 2024 and November 2024 the Company also entered into a Merchant Cash Advance Agreement (the “Loan and Security Agreement”) by and among the Company, Robert Nistico, as an additional Guarantor and each of the subsidiary Guarantors from time-to-time party thereto, and with Timeless Funding LLC (the “Lender”). The Loan and Security Agreement provided a loan of $325,000 and $340,000, with the gross and interest amount of $52,41 and $173,400 respectively with the Lender (the “Credit Facility”). There was $267,574 and $147,614 respectively outstanding under this agreement as of December 31, 2025.

There were related party advances from our then Chief Executive Officer, Robert Nistico, in the amount of approximately $0.4 million outstanding as of June 30, 2026 and approximately $0.4 million as of December 31, 2025. The advances bear interest at rates ranging from 4% to 7% per annum, and interest expense was accrued in accordance with the terms of the arrangements.

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

During the six-months ending June 30, 2026 the Company recorded an impairment of $250,000.

Note 8 –Leases

The Company has various operating lease agreements primarily related to real estate and office. The Company’s real estate leases represent a majority of the lease liability. Lease payments are mainly fixed. Any variable lease payments, including utilities, common area maintenance are expensed during the period incurred. Variable lease costs were immaterial for the quarter ended June 30, 2026 and 2025. A majority of the real estate leases include options to extend the lease. Management reviews all options to extend at the inception of the lease and account for these options when they are reasonably certain of being exercised.

Operating lease expense is recognized on a straight-line basis over the lease term and is included in operating expense on the Company’s condensed consolidated statement of operations and comprehensive loss. Operating lease cost was $88,603 and $184,136 during the period ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 the Company cancelled all operating leases.

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

The following table presents the major classes of assets and liabilities of the discontinued operations related to the Subsidiaries:

	June 30,	December 31,
	2026	2025
Assets of discontinued operations:
Cash	$—	$—
Accounts receivable, net	—	—
Prepaid Expenses	—	—
Inventory	—	—
PP&E	—	—
Total assets of discontinued operations	$—	$—

Liabilities of discontinued operations:
Notes payable, current portion	$773,018	$726,625
Accounts payable	747,087	754,087
Accrued expenses	—	—
Lease liabilities, current portion	—	—
Liabilities of discontinued operations, current portion	1,520,105	1,480,712
Total liabilities of discontinued operations	$1,520,105	$1,480,712

The following table summarizes the results of operations of discontinued operations:

Splash Beverage Group, Inc.

 Notes to the Condensed Consolidated Financial Statements

Note 9 – Discontinued Operations, continued

	Six Months Ended June 30,
	2026	2025
Revenues	$—	$393,072
Cost of revenues, excluding depreciation and amortization	—	416,913
Gross loss	—	(23,841)
Operating expenses	(46,393)	(480,995)
Other expenses	—	—
Loss from discontinued operations	$(46,393)	$(504,836)

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

Note: The Copa di Vino business is included in our Splash Beverage Group segment.

	3 months ended		6 months ended
Revenue, net	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Splash Beverage	—	—	4,224	9,594
E-Commerce	—	—	—	35,656

Net Revenue, net, continuing operations	—	—	$4,224	$45,200

	3 months ended		6 months ended
Segment Operating loss:	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Splash Beverage	(2,007,321)	(1,246,547)	(2,974,396)	(2,634,423)
E-Commerce	(45)	(255,444)	(11,940)	(525,871)

Total Contribution after marketing	$(2,007,366)	$(1,501,991)	$(2,986,336)	$(3,160,294)

	3 months ended		6 months ended
Reconciliation of segment loss to corporate loss:	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Other income/expense	(43,383)	—	6,848	(1,845)
Amortization of debt discount	(13,448)	(674,962)	(26,894)	(1,653,683)
Interest income and expense	57,156	(625,047)	(831,799)	(1,262,392)
Gain/(loss) on Extinguishment of debt	38,683	(5,560,482)	38,683	(5,560,482)
Loss on inventory write off	—	—	(30,078)	—
Loss on asset write off	(11,126)	—	(282,397)	—
Loss on fair value of investment	(41,554)	—	(41,554)	—
Change in FV of Derivative	12,644	—	8,664	—
Reconciliation of segment loss to corporate loss	(1,028)	(6,860,491)	(1,158,527)	(5,935,618)
Loss from continuing operations	$(2,008,394)	$(8,362,482)	$(4,144,863)	$(11,638,696)

	6 months ended
Total Assets	June 30, 2026	June 30, 2025
Splash Beverage Group	1,051,101	1,186,548
Assets of discontinued operations	—	1,022,179
E-Commerce	25,231	28,162
Total Assets	$1,076,332	$2,236,889

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 11– Commitment and Contingencies

The Company is a party to asserted claims and are subject to regulatory actions in the ordinary course of business. The results of such proceedings cannot be predicted with certainty, but the Company does not anticipate that the outcome, if any, arising out of any such matter will have a material adverse effect on its business, financial condition or results of operations.

On April 29, 2026, the Company received notification from NYSE Regulation that the Company is not in compliance with the continued listing standards due to its negative stockholders’ equity at December 31, 2025. NYSE American requires a minimum of $6 million of equity for issuers with a history of net losses like the Company. On July 8, 2026, the Company received notice from NYSE Regulation (the “NYSE”) that the NYSE has determined to accept the Company’s plan to regain compliance with the NYSE American’s shareholders’ equity requirement as outlined in Section 1003(a)(i), (ii), and (iii) of the Company Guide (the “Compliance Plan”), which the Company submitted to the NYSE on May 29, 2026. Pursuant to the Compliance Plan, the Company has until January 29, 2027 to regain compliance with the continued listing standards of the NYSE American.

The licensing agreement between TapouT LLC and the Company was terminated in the first quarter of 2024. The parties are engaged in active and constructive settlement discussions pursuant to the terms of the agreement’s termination provisions. Based on the settlement discussions, the Company anticipates that any final settlement will not exceed the amounts already recorded in its legal reserve and accrued accounts payable.

Note 12 – Subsequent Events

From July 1, 2026 through August 18, 2026, the Company sold and issued a total of 2,308,012 shares of common stock pursuant to that certain Securities Purchase Agreement dated September 19, 2025 with C/M Capital Master Fund, LP as purchaser (the “ELOC Agreement”) for total gross proceeds of $1,265,063.

On July 6, 2026, the Company acquired the exclusive worldwide rights to the pharmaceutical product marketed under the brand name CannEpil®, comprising the licensor’s proprietary compounded isolated cannabinoid formulation of CBD and THC isolates, for the treatment, prevention, management, or amelioration of drug-resistant epilepsy, refractory epilepsy, seizure disorders, and all related neurological conditions in humans, including as an adjunctive or add-on therapy pursuant to a (the “License Agreement”) with Argent Biopharma Limited, the owner of CannEpil® (the “Licensor”).

In consideration for the license, the Company issued a lender of the Licensor 5,500 shares of a newly designated series of preferred stock having a stated value of $5,500,000 in satisfaction of amounts that were owed by the Licensor to a lender.

In connection with the License Agreement, C/M Capital Partners, LP, an affiliate of C/M, the Company’s equity line, committed to invest at least $1 million in securities of the Company, as may be determined between the parties, within 60 days to support the Company’s development and commercialization efforts with respect to the Licensed Product. In addition, the Company agreed to pay C/M a sales bonus of $1 million upon the Company achieving $5 million in cumulative net revenue, in the form of preferred equity, cash, or a combination thereof, as mutually agreed in good faith between C/M and the Company, within 30 days of such achievement. Under the License Agreement, the Company agreed to use commercially reasonable efforts to achieve development milestones within certain timeframes and our ability to achieve these milestones is not guaranteed and may require additional capital to obtain regulatory approval for, and to commercialize CannEpil®. Additionally, pursuant to the License Agreement as amended,

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

the Company granted to the Licensor a 15% royalty on net revenue generated from the Company’s sales of CannEpil® attributable to the human field of use, and 10% on net revenue generated from sales of CannEpil® attributable to the veterinary field of use. The Licensor was also granted the right to act as the manufacturer for the Company’s sale of the Licensed Product, subject to the terms and conditions set forth in the License Agreement and to a detailed supply agreement and quality agreement which the parties agreed to negotiate in good faith and execute within 120 days following our receipt of certain required information from the Licensor. Given our limited resources and personnel, as well as certain uncertainties inherent in the License Agreement, our ability to generate revenue from the Licensed Product and the intended uses and benefits of the License, and the potential prospects and demand for CannEpil®, are not guaranteed and may materially differ from those contemplated. We may incur substantial expenses and divert management from other elements of our business in pursuit of our efforts related to the Licensed Product without resulting in a material benefit to our business, in which case our operating results and your investment in us could be materially adversely affected. Further, our initial focus for the Licensed Product is on veterinary uses, and our limited capital resources and staffing may hinder us in our efforts or our ability to further the development of the product for either veterinary or human uses.

On July 10, 2026, the Company entered into a letter agreement with Decathlon Alpha IV, L.P., the lender under that certain Revenue Loan and Security Agreement dated December 24, 2020, as amended (the “Loan Agreement”), pursuant to which the parties agreed that the Company may satisfy its outstanding obligations under the Loan Agreement totaling $2,834,689 by paying to the lender $301,801 on or before August 31, 2026. Under the letter agreement, upon the lender’s receipt of such payment on or before such date, the Company will be forever irrevocably and unconditionally released and discharged from any and all of its obligations under the Loan Agreement, including any claims, charges, demands, fees, liabilities, obligations, indebtedness (including the outstanding balance remaining), damages, costs and expenses arising out of the Loan Agreement.

On July 14, 2026, the Company announced a 1-for-4 reverse stock split.

On July 15, 2026, the Company entered into amendments to certain settlement agreements, which the Company had previously entered into with three separate prior investors of the Company (the “Investors”) in February 2026. Pursuant to the amendments, the Company and each Investor agreed to extend the due date for the remaining settlement payments payable by the Company to provide that 50% of the remaining unpaid settlement payments, or a total of $137,798, shall be paid on July 15, 2026 (which the Company paid on that date), and the remaining 50% of the unpaid settlement payments, or a total of $137,798, shall be due on July 31, 2026, with interest accruing thereon at a rate of 12% per annum and reasonable attorneys’ fees incurred by the Investors. The Company had previously agreed to pay installments to each investor totaling $100,000 by June 30, 2026 and $137,798 by July 15, 2026. The settlement agreements relate to amounts invested by the Investors in October 2024 in connection with agreements which the Investors claimed the Company had breached. All payments have been made in accordance with the agreement.

On July 28, 2026, the Company and the Licensor entered into an addendum (the “Addendum”) to that certain exclusive global license agreement for CannEpil®, dated July 6, 2026 (the “License Agreement”). Pursuant to the Addendum, the License Agreement was amended to: (i) expand the field of use under the License Agreement to include veterinary applications; (ii) provide for an amended royalty rate payable to the Licensor equal to 10% of Net Revenue (as defined in the License Agreement) attributable to veterinary applications and 15% of Net Revenue attributable to human applications; and (iii) extend various deadlines provided for under the License Agreement.

On July 31, 2026, the Company entered into a Development and Collaboration Agreement (the “Collaboration Agreement”) with Lupvindol Biosciences Ltd. (“Lupvindol”), pursuant to which Lupvindol has agreed to lead the development of, and all U.S. Food and Drug Administration (“FDA”) regulatory activities for, a new animal drug to be developed from the Company’s pharmaceutical product marketed under the brand name CannEpil® (the “Product”), which the Company licenses pursuant to an Exclusive License Agreement with Argent Biopharma Limited dated July 6, 2026, as amended on July 27, 2026 (the “License Agreement”). The Collaboration Agreement provides that Lupvindol will advance the Product as a cannabinoid-based Investigational Veterinary Product through the FDA Center for Veterinary Medicine Investigational New Animal Drug (“INAD”) and conditional approval pursuant to Section 571 of the Federal Food,

Splash Beverage Group, Inc.

Notes to the Condensed Consolidated Financial Statements

Drug, and Cosmetic Act (the “Conditional Approval”), including by working to (a) obtain and maintain an INAD with the FDA Center for Veterinary Medicine; (b) develop and execute a comprehensive plan for the development of the Product acceptable to the FDA (the “Product Development Plan”); (c) conduct all preclinical and clinical studies required for Conditional Approval of the Product; (d) file for and obtain Conditional Approval of the Product; and (e) support the commercialization and licensing efforts for the Product.

In consideration of Lupvindol’s services, the Company has agreed to provide milestone funding and commercial and capital markets support to Lupvindol. The milestone funding is set forth as follows: (a) $95,000 upon execution of the Collaboration Agreement; (b) $75,000 upon the opening of the INAD with the FDA; (c) $65,000 upon completion of the Product Development Plan; (d) $125,000 upon the submission to the FDA representing the inflection point of the program; (e) $250,000 upon the filing of the submission for Conditional Approval of the Product; and (f) $500,000, plus an ongoing royalty equal to 4% of net sales of the Product (which terminates on the 10th anniversary of the first commercial sale of the Product), upon the grant of Conditional Approval of the Product or an earlier licensing transaction. In lieu of the royalty, Lupvindol may elect to receive shares of the Company’s common stock on the terms set forth in the Collaboration Agreement, which contemplates any such payment in shares valued based on the greater of (i) the volume-weighted average trading price of the Company’s common stock on the NYSE American for the five trading days immediately preceding the date of Lupvindol’s election notice and (ii) the minimum price at which a share of common stock may be issued in accordance with the rules of the NYSE American, subject to the conditions set forth in the Collaboration Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

The information in this discussion may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations   relating to our plans with respect to our legacy beverage business, our plans, goals and projections with respect to our development and commercialization efforts for our cannabinoid business, the prospective market for our licensed product for human and veterinary uses, the development and commercialization of regulated cannabinoid and wellness products and their potential qualities and success, potential acquisitions and strategic transactions, and our ability to raise the necessary working capital and uses of proceeds therefrom. Any statements that are not of historical fact may be deemed to be forward-looking statements. These forward-looking statements involve substantial risks and uncertainties. In some cases you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” or “continue”, the negative of the terms or other comparable terminology. Actual events or results may differ materially from the anticipated results or other expectations expressed in the forward-looking statements. In evaluating these statements, you should consider various factors, including the risks included in our Annual Report on Form 10-K for the year ended December 31, 2025 and in other reports and registration statements filed by us with the United States Securities and Exchange Commission. These factors may cause our actual results to differ materially from any forward-looking statements. The Company disclaim any obligation to publicly update these statements or disclose any difference between actual results and those reflected in these statements.

Unless the context otherwise requires, references in this Form 10-Q to “we,” “us,” “our,” or the “Company” refer to Splash Beverage Group and its subsidiaries.

The following discussion and analysis should be read in conjunction with the Condensed Financial Statements (unaudited) and Notes to Condensed Financial Statements (unaudited) filed herewith.

Business Overview

Splash is a Nevada corporation that was historically seeking to identify, acquire, and build early stage or under-valued beverage brands that have strong growth potential within its distribution system. During the current fiscal year beginning January 1, 2026, Splash has moved away from beverages and is focusing on the cannabinoid and wellness economy businesses.

As a result of its lack of meaningful sales in the beverage business, Splash is transitioning to the regulated wellness and cannaboid markets. The second quarter of 2026 marked an important strategic inflection point for the Company as management began repositioning Splash Beverage Group from a legacy beverage company toward a cannabinoid health and wellness platform focused on long-term value creation. To that end, the Company filed a name change in Nevada to change its corporate name to Endovia Health Sciences, Inc., which is expected to take effect on the NYSE American on August 24, 2026. The name change reflects the Company’s strategic transformation from a legacy beverage business into a diversified cannabinoid health sciences platform focused on commercializing pharmaceutical assets, advancing FDA-regulated human and veterinary therapeutics, and developing innovative cannabinoid wellness and beverage products.

During the second quarter of 2026, the Company continued evaluating strategic alternatives designed to reposition its business for long-term growth. While Splash Beverage Group has historically operated as a branded beverage company, management believes the Company's public platform, industry relationships and leadership experience present opportunities to participate in higher-growth segments of the cannabinoid health and wellness industry.

As part of this strategic evaluation, the Company explored opportunities to expand beyond its legacy beverage portfolio through acquisitions, licensing arrangements and strategic partnerships involving cannabinoid wellness products and related health technologies. Although the previously announced proposed merger with Medterra was ultimately not completed, management believes that process reinforced its conviction regarding the long-term opportunity within the cannabinoid sector and informed the Company's current strategic direction.

The Company's strategic repositioning has been led by Interim Chief Executive Officer Brady Cobb and Interim Chief Operating Officer Mike Bondurant, each of whom has significant experience building, financing, operating and commercializing businesses within the cannabinoid industry. Management believes this experience provides the Company with a differentiated perspective as it evaluates opportunities across pharmaceutical, wellness and consumer cannabinoid markets.

Following the end of the second quarter, the Company began executing this strategy through a series of transactions and strategic initiatives intended to establish a diversified cannabinoid health sciences platform. These developments are discussed elsewhere in this Quarterly Report and in the Company's other filings with the Securities and Exchange Commission, including its Current Reports on Form 8-K.

Management remains focused on pursuing capital-efficient opportunities that leverage strategic partnerships, proprietary intellectual property and experienced leadership while seeking to create sustainable long-term value for shareholders.

On July 6, 2026, the Company acquired the exclusive worldwide rights to the pharmaceutical product marketed under the brand name CannEpil®, comprising the licensor’s proprietary compounded isolated cannabinoid formulation of CBD and THC isolates, for the treatment, prevention, management, or amelioration of drug-resistant epilepsy, refractory epilepsy, seizure disorders, and all related neurological conditions in humans. The Company subsequently expanded the license to include veterinary uses, and entered into an agreement with a third party collaborator in an effort to develop and commercialize the product under the expanded use.

The Company generated revenue in the first quarter of 2026 from sales of Chispo tequila to a single customer, however that customer has since terminated its contract with us. We are no longer seeking to market Chispo and are pursuing the development and commercialization of CannEpil® and other potential strategic transactions.

Reverse Stock Split. The Company recently filed a certificate of change to its Articles of Incorporation to effect a one-for-four reverse stock split of each of its issued and outstanding and authorized shares of Common Stock. The reverse stock split took effect at 4:30 pm ET on July 24, 2026. Share and per-share amounts throughout this quarterly report give effect to the reverse stock split. As a result of the Reverse Stock Split, every four shares of Common Stock issued and outstanding were converted into one share of Common Stock. All outstanding securities entitling their holders to purchase or otherwise acquire shares of Common Stock, including stock options, warrants and restricted stock, were adjusted as a result of the Reverse Stock Split, as required by the terms of those securities.

Results of Operations for the Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025. Results of Operations for the Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025.

Revenue

There were no revenues for the three months ended June 30, 2026 and June 30, 2025. Revenues for the six months ended June 30, 2026 were less than $0.01 million compared to revenues of approximately $0.05 million for the six months ended June 30, 2025. The $0.04 million decrease in sales is due to a decrease in our beverage sales of $0.04 million. In fact, we did not generate any revenue in fiscal year 2025 after the three months ended March of 2025 due to a lack of operating capital which has hindered the Company’s ability to generate sales since that time. This revenue came from sales of Chispo tequila to one customer which has since terminated its contract with us. We are no longer seeking to market Chispo, and have instead shifted our focus to pursuing the development and commercialization of CannEpil® and other potential strategic transactions.

Cost of Goods Sold

There were no cost for the three months ended June 30, 2026 and June 30, 2025. Cost of goods sold for the six months ended June 30, 2026 were less than $0.01 million compared to cost of goods sold for the six months ended June 30, 2025 of approximately $0.05 million. The $0.05 million decrease in cost of goods sold for the six-month period ended June 30, 2026 is primarily due to our decreased sales.

Operating Expenses

Operating expenses for the three months ended June 30, 2026 were $2.0 million compared to $1.5 million for the three months ended June 30, 2025 an increase of $0.5 million. The increase of non-cash share-based compensation $1.1, reduced contract services $0.2. million and reduced salary and wages of $0.6. million and increased operational and general and administrative expenses of $0.3  million related to new line of business activities in 2026.  Operating expenses for the six months ended, 2026 were $3.0 million compared to $3.2 million for the six months ended June 30, 2025 a decrease of $0.2 million. The reduced contract services $0.2 million and reduced salary and wages of $0.6 million were partially offset by increased operational and general and administrative expenses and sales and marketing of $0.3 million related to new line of business activities in 2026 and increased non-cash share-based compensation $1.1 million.

Gain on Extinguishment of debt

During the three months ended June 30, 2025 the Company recognized a Gain on Extinguishment of debt of $5.6 million  compared to nil for the three months ending June 30, 2026. During the six months ending June 30, 2025, the Company recognized a Gain on Extinguishment of debt of $5.6  million compared to nil for the three months ended June 30, 2026.

Net Other Income and Expense

Interest expenses for the three months ended June 30, 2026 was $0.23 million compared to $0.6 million for the three months ended June 30, 2025. The $0.37 million decrease in interest expense is due to notes were converted to preferred stocks after June 30, 2025. Interest expenses for the six months ended June 30, 2026 was $1.12 million compared to $1.26 million for the six months ended June 30, 2025.

Other income was $0.01 and $0 million for the three months ended June 30, 2026 and June 30, 2025 respectively.

Amortization of debt discount for the three months ended June 30, 2026 was approximately $0.01 million compared to $0.6 million for three months ended June 30, 2025. Amortization of debt discount for the six months ended June 30, 2026 was approximately $0.03 million compared to $1.7 million for six months ended June 30, 2025.

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

The following table summarizes the results of operations of discontinued operations:

	3 months ended		6 months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues	$—	$(23,406)	—	$393,072
Cost of revenues, excluding depreciation and amortization	—	(321)	—	(416,913)
Gross loss	—	(23,727)	—	(23,841)
Operating expenses	—	(106,872)	—	(480,995)
Other expenses	(46,393)	—	(46,393)	—
Loss from discontinued operations	$(46,393)	$(130,599)	$(46,393)	$(504,836)

LIQUIDITY, GOING CONCERN CONSIDERATIONS AND CAPITAL RESOURCES

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations, and otherwise operate on an ongoing basis. Significant factors in the management of liquidity are funds generated by operations, levels of accounts receivable and accounts payable and capital expenditures.

As of June 30, 2026, the Company had total cash and cash equivalents of $242,702 as compared with $281,435 at December 31, 2025.

As was disclosed in a press release and 8-K filed by the Company on June 3, 2026, the Company reported a going concern disclosure. Specifically, pursuant to Section 610(b) of the NYSE American Company Guide, the Company has reported that its audited consolidated financial statements for the fiscal year ended December 31, 2025, included in its Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2026, contain an audit opinion from its independent registered public accounting firm that includes an explanatory paragraph regarding the Company’s ability to continue as a going concern. We have sustained recurring losses and we have had working capital and stockholders’ equity deficits. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. In addition, continued operations and our ability to continue as a going concern may be dependent on our ability to obtain additional financing in the near future and thereafter, and there are no assurances that such financing will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through sales of our products, financing or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for the next 12 months.

Net cash used for operating activities during the six months ended June 30, 2026 was $2.0 million as compared to the net cash used by operating activities for the six months ended June 30, 2025 of $1.4 million. The primary reasons for the change in net cash used are decreases in inventory, accrued expenses and accounts receivable partially offset by increases in account payable.

Net cash used for investing activities for the period ending June 30, 2026 we sold a company-owned vehicle and invested $0.2 million in Avicanna and for the period of June 30, 2025 had no capital asset transactions.

Net cash provided by financing activities during the six months ended June 30, 2026 was $2.2 million compared to $1.45 million provided from financing activities for the six months ended June 30, 2025. During the six months ended June 30, 2026, the Company received $2.9 million for selling shares under ELOC agreement, which was offset by repayments to debt holders of $0.74 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of the principal executive and principal financial officers, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, because of certain material weaknesses in our internal controls over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2026. The material weaknesses relate to a lack of segregation of duties between accounting and other functions and the absence of sufficient depth of in-house accounting personnel with the ability to properly account for complex transactions.

Changes in Internal Control Over Financial Reporting

Except with respect to the above, during the quarter ended June 30, 2026, there were no additional changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. Except for the litigation disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 we are not currently a party to any legal or arbitration proceeding the outcome of which, if ‘determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business, operating results, cash flows, or financial condition.

ITEM 1A. RISK FACTORS

The Company has included in Item 1A of Part 1 of its Annual Report on Form 10-K for the year ended December 31, 2025, a description of certain risks and uncertainties that could affect the Company’s business, future performance or financial condition (the “Risk Factors”). These Risk Factors are updated and supplement by subsequent reports and registration statements filed by us with the United States Securities and Exchange Commission. Investors are advised to review all such filings and the Risk Factors contained therein before making an investment decision with respect to our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 16, 2026, the Company issued a total of 418,720 shares of the Company’s common stock in connection with conversions a total of 5,234 shares of Series B Convertible Preferred Stock.

On June 19, 2026, the Company issued a total of 259,680 shares of the Company’s common stock in connection with conversions a total of 3,246 shares of Series B Convertible Preferred Stock.

The shares issued above were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

No disclosure required.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibits	Description
2.1	Agreement and Plan of Merger dated December 31, 2019 by and among Canfield Medical Supply, Inc., SBG Acquisition, Inc., and Splash Beverage Group, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K dated January 7, 2020)
2.2	Form of Amendment No. 1 to the Agreement and Plan of Merger (incorporated by reference herein to Exhibit 10.1 filed with Form 8-K filed with the SEC on October 7, 2020)
3.1	Articles of Incorporation filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on November 15, 2021)
3.2	Articles of Merger filed with the Secretary of State of the State of Nevada (incorporated by reference herein to Exhibit 2.2 filed with Form 8-K filed with the SEC on November 15, 2021)
3.3	Statement of Merger filed with the Secretary of State of the State of Colorado (incorporated by reference herein to Exhibit 2.3 filed with Form8-K filed with the SEC on November 15, 2021)
3.4	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on December 22, 2022)
3.5	Certificate of Designation of Series A Preferred Stock (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on June 13, 2025)
3.5(a)	Withdrawal of Designation of Series A Preferred Stock (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on April 21, 2026)
3.6	Certificate of Change filed with the Secretary of State of Nevada (incorporated by reference herein to Exhibit 3.7 filed with the Annual Report on Form 10-K filed with the SEC on July 11, 2025)
3.7	Certificate of Designations, Preferences Rights and Limitations of the Series A-1 Convertible Redeemable Preferred Stock (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on June 26, 2025)
3.8	Certificate of Designations, Preferences Rights and Limitations of the Series B Convertible Redeemable Preferred Stock (incorporated by reference herein to Exhibit 3.2 filed with Form 8-K filed with the SEC on June 26, 2025)
3.9	Certificate of Designations, Preferences Rights and Limitations of the Series C Convertible Preferred Stock (incorporated by reference herein to Exhibit 3.3 filed with Form 8-K filed with the SEC on June 26, 2025)
3.10	Certificate of Amendment to the Articles of Incorporation of Splash Beverage Group, Inc. filed with the Nevada Secretary of State on August 29, 2025 (incorporated herein by reference to Exhibit 3.1 filed with Form 8-K with the SEC on September 4, 2025)
3.11	Certificate of Designation of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 filed with Form 8-K with the SEC on December 10, 2025)
3.11(a)	Certificate of Withdrawal of Certificate of Designation of Series D Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 filed with Form 8-K with the SEC on May 5, 2026)
3.12	Certificate of Change (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K with the SEC on July 16, 2026)
3.13	Certificate of Amendment to its Articles of Incorporation (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K with the SEC on August 11, 2026)
3.14	Certificate of Correction (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K with the SEC on August 11, 2026)
3.15	Bylaws (incorporated by reference herein to Exhibit 3.2 filed with Form 8-K filed with the SEC on November 15, 2021)
3.15(a)	Amendment to Company Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on October 1, 2025)
3.15(b)	Amendment to Company Bylaws (incorporated by reference herein to Exhibit 3.1 filed with Form 8-K filed with the SEC on October 17, 2025)
3.16	Amended and Restated Certificate of Designations of Series D Convertible Preferred Stock (incorporated by reference herein to Exhibit 4.1 filed with 8-K filed with the SEC on July 6, 2026)
4.1	Form of Promissory Note (incorporated by reference to Exhibit 4.1 filed with Form 8-K with the SEC on January 26, 2026)
10.1	Form of Letter Agreement (incorporated by reference to Exhibit 10.1 filed with Form 8-K with the SEC on January 26, 2026)
10.2	Addendum No. 1 to the Exclusive License Agreement, dated July 29, 2026, by and between the Company and Argent BioPharma Limited (incorporated by reference to Exhibit 10.1 filed with Form 8-K/A with the SEC on July 30, 2026)
10.3	Form of License Agreement (incorporated by reference herein to Exhibit 10.1 filed with 8-K filed with the SEC on July 6, 2026)+
10.4	Form of Exchange Agreement (incorporated by reference herein to Exhibit 10.2 filed with 8-K filed with the SEC on July 6, 2026)+
10.5	Development and Collaboration Agreement, dated July 31, 2026, by and between the Company and Lupvindol Biosciences Ltd. (incorporated by reference to Exhibit 10.1 filed with Form 8-K with the SEC on August 4, 2026)
31.1	Certification of CEO and Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification of CEO and Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically**
32.2	Certification of CFO and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically**
101.INS	Inline XBRL Instance Document *
101.SCH	Inline XBRL Taxonomy Extension Schema *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase *
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101) *

* Filed herewith

** Furnished herewith

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the Securities and Exchange Commission staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPLASH BEVERAGE GROUP, INC.

Date: August 19, 2026	By:	/s/ Brady Cobb
Brady Cobb
(Principal Executive Officer)

Date: August 19, 2026	By:	/s/ Martin Scott
Martin Scott, CFO
(Principal Accounting Officer and Principal Financial Officer)